Form 10-K
period 2006-12-31
PAETEC Holding Corp.
filed 2007-04-02
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52486

PAETEC HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5339741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PAETEC Plaza 600 Willowbrook Office Park Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(585) 340-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was incorporated in August 2006 and its fiscal year ends on December 31. The registrant accordingly cannot provide information regarding the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding on March 1, 2007 was 88,616,526.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, liquidity, revenues, cash flows and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business–Regulation” and “Risk Factors.”

ii

PART I

We have derived some of the information contained in this report concerning the markets and industry in which we operate from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts less than $1 million to the nearest thousand dollars.

Item 1.	Business.

PAETEC Holding Corp.

On February 28, 2007, PAETEC Corp. completed its combination with US LEC Corp., creating one of the largest competitive carriers in the United States. Before the combination, which was effected by two mergers, which we sometimes refer to collectively as the “merger,” PAETEC Holding Corp. was a wholly-owned subsidiary of PAETEC Corp. formed by PAETEC Corp. to complete the merger. PAETEC Holding had no operations or material assets before the merger. As a result of the merger, PAETEC Corp. and US LEC Corp. became wholly-owned subsidiaries of PAETEC Holding.

US LEC Corp. is a provider of Internet Protocol, data and voice services to medium-sized and large businesses and enterprises in 16 eastern states and the District of Columbia. US LEC Corp. is headquartered in Charlotte, North Carolina and had approximately 1,035 employees as of December 31, 2006.

PAETEC Holding has accounted for the merger as a purchase of US LEC Corp., using the purchase method of accounting. As a result of the merger, PAETEC Holding’s business, financial condition and results of operations for periods after February 28, 2007 will include the business, financial condition and results of operations of PAETEC Corp., US LEC Corp. and their respective subsidiaries. The business, financial condition, results of operations and changes in cash flows of PAETEC Holding for periods before March 1, 2007 represent the historical activities of PAETEC Corp. As a result, much of the information in this annual report for the year ended December 31, 2006, including the information under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” represents historical information concerning PAETEC Corp. without giving effect to the merger.

Unless we indicate otherwise, references in this report to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and its subsidiaries, including PAETEC Corp. as the predecessor of PAETEC Holding Corp. for all periods before the completion of the merger.

Pursuant to the merger, each outstanding share of Class A common stock of PAETEC Corp. was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding and each outstanding share of US LEC Class A common stock was converted into the right to receive 1.000 share of PAETEC Holding common stock. At the effective time of the merger on February 28, 2007, each then outstanding option, warrant or other right to acquire Class A common stock of PAETEC Corp. or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right were adjusted based on the applicable exchange ratio. None of the share or related information presented in this report, other than share and related information presented under “Executive Compensation” and share and related information presented as of March 1, 2007 or thereafter, reflects these transactions.

PAETEC Holding was incorporated in Delaware. PAETEC Holding’s principal executive offices are located at One PAETEC Plaza, 600 Willowbrook Office Park, Fairport, New York 14450, and our telephone number at that address is (585) 340-2500. We maintain a corporate Internet web site at http://www.paetec.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish the reports with the SEC. The contents of our web site are not a part of this report. The SEC maintains an Internet web site at www.sec.gov that contains reports and other information regarding PAETEC Holding.

PAETEC’s Business

PAETEC is a competitive communications services provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing medium-sized and large business end-user customers in large metropolitan areas, such as New York City, Boston, Philadelphia, Washington, D.C., Chicago, Miami and Los Angeles/Orange County, with a package of integrated communications services that includes local and long distance voice services, data services and Internet services. As of December 31, 2006, PAETEC had in service 52,371 digital T1 transmission lines, which represented the equivalent of 1,256,904 telephone lines, for approximately 19,100 core network services and carrier services customers in its 29-market service area. PAETEC is headquartered outside of Rochester, New York and had approximately 1,300 employees as of December 31, 2006.

Services and Solutions

PAETEC provides a range of voice and high-speed data network services on a retail basis to its end-user business and institutional customers. In addition, PAETEC offers a range of voice and high-speed data carrier services to other telecommunications companies. Its service offerings include core voice and data services, application services, network integration services and managed services. Its sales and marketing initiatives focus on bundling its products and services for sale to its core medium-sized and large business and institutional customers. PAETEC believes this bundling adds value for its customers and increases its share of its customers’ expenditures on communications services.

PAETEC has built its network, developed its back office systems and trained its employees and sales agents to support a significant line of services. PAETEC believes its ability to bundle a package of value-added communications services enables it to build customer loyalty, increase the penetration of its existing markets and facilitate its entry into additional markets.

Network Services

PAETEC offers a range of network services to its retail end-user customers. Its current network services include voice services, such as local dial tone services, domestic and international long distance services and calling card services, as well as data services, such as Internet access services and outsourced private networking services. PAETEC’s strategy has been to expand these service offerings over time.

Local Telephone Services. PAETEC’s local telephone services include basic local dial tone service, call waiting, call forwarding, call return, caller ID, voicemail, universal messaging, directory assistance, hunting, call pick-up, repeat dialing and speed dialing services. PAETEC also receives revenue from originating and terminating local traffic of other communications companies with customers on its network. PAETEC has entered into interconnection agreements with the traditional regional Bell Operating Companies that historically provided local telephone service and other large local telephone companies operating in its markets. These agreements currently allow the company to interconnect its network with the networks of those companies to offer local telephone services in 24 states and the District of Columbia.

Long Distance Services. PAETEC offers a range of switched and dedicated long distance services to customers connected to its network. These include services that originate and terminate within the same local transport area and in different local transport areas, international services, 1+ outbound services and inbound toll-free services. PAETEC also offers ancillary long distance services such as operator assistance, calling cards and pre-paid long distance. In those instances where PAETEC is not able to connect a customer to its network, the company resells the long distance services of other communications carriers through agreements it has entered into with those carriers. PAETEC generally sells its long distance services as part of a bundle that includes one or more of its local services offerings, its other network services offerings or its managed billing and customer care services.

Internet Connectivity and Other Networking Services. PAETEC offers its customers the following Internet connectivity and other networking services:

•

High-speed dedicated Internet access services. PAETEC offers integrated voice and Internet access over a single digital transmission line. With this service, PAETEC’s customers are able to obtain voice and Internet access services at competitive prices from a single source. PAETEC also offers its high-volume Internet access customers a specialized Internet access service that provides very high speed Internet access.

•

Virtual private network services. Virtual private networks are secure, outsourced networks that link multiple customer locations by using computer software to dedicate circuits solely for the customer’s use, instead of building a physical circuit to the customer. PAETEC offers virtual private network services to businesses seeking a cost-effective means of creating their own secure networks for communicating and conducting business with their employees, customers and suppliers.

•

Internet security services. To supplement its Internet access services, PAETEC offers data encryption services and electronic message screening services on a resale basis to customers that seek to minimize security issues associated with direct Internet access.

Carrier Services

PAETEC supplements the services it provides to end users with its offering of voice and data services to other communications providers and large-scale purchasers of network capacity. PAETEC’s carrier services customers include communications companies that resell PAETEC’s local and long distance services, interactive voice response providers, providers of voice services over data networks, other competitive local exchange carriers, or “competitive carriers,” which are the competitive local telephone service providers such as PAETEC that have been formed as a result of the Telecommunications Act of 1996, web services providers and Internet service providers. PAETEC currently offers the following carrier services:

•	long distance termination;

•	long distance network services;

•	origination for competitive local providers and other carriers;

•	network security services for local resale service providers and other competitive carriers;

•	local access to Internet service providers;

•	high-speed Internet connectivity for Internet service providers and web services applications;

•	network optimization management software for competitive local providers and long distance carriers; and

•	colocation services in which the customer’s equipment is installed in its network equipment centers.

The majority of PAETEC’s carrier services revenue historically has been generated by long distance termination and origination for competitive local providers and other carriers. PAETEC provides its regional customers with the flexibility to extend their coverage areas without extending their operational centers or investing in additional personnel through the use of its centralized network equipment centers.

Integrated Solutions

As part of its package of solutions offerings, PAETEC offers a variety of customized services that help customers build and operate their own voice and data networks. Sales of these offerings often result in subsequent sales of one or more of PAETEC’s network services. These services, which PAETEC also offers in conjunction with the sale of network services, enhance customer retention and frequently represent a decisive factor for customers that choose PAETEC over its competitors for the provision of network services.

Applications Services. PAETEC’s Pinnacle software product provides customers with many of the network management and cost allocation capabilities of a telecommunications carrier. Customers using PAETEC’s software are able to perform rate inquiries, initiate trouble ticketing, track work orders and perform other tasks associated with maintaining a large scale internal telecommunications network. In addition, Pinnacle software customers can track and allocate the costs of voice, data and other communications charges at the individual, departmental and general ledger levels. PAETEC’s target market segment for this product includes institutions with large internal telecommunications networks such as Fortune 1,000 companies, universities and government agencies. Although PAETEC focuses on providing its Pinnacle software product as a value-added component of its bundled sales offerings to this market segment, PAETEC also offers this software on a stand-alone basis.

Network Design and Implementation. PAETEC offers design, installation and maintenance services for networks, including local and wide area networks, located on the customers’ premises.

Customer Premise Equipment Sales, Installation and Leasing. PAETEC sells and installs equipment located on its customers’ premises. This equipment includes private branch exchanges, local area networks and servers and routers. To complement its own work force, PAETEC establishes relationships with local equipment installation companies to sell and install equipment that PAETEC does not sell directly. PAETEC also facilitates the network integration efforts of select customers through its “Equipment for Services” leasing program. This program helps customers secure financing to lease the telecommunications equipment they require. PAETEC bundles the associated lease payments on the customer’s regular invoices for the telecommunication services they purchase from the company.

Network Management. Some customers outsource the operations and management of their private network to PAETEC. From its networks operations center in Fairport, New York, PAETEC can use its advanced network, service management and impact analysis tools to monitor the networks of its customers 24 hours each day, for all seven days of the week, with a high degree of network reliability. The company’s field network technicians and maintenance partners provide corresponding network management services at the customers’ premises.

Network and Security Consulting. PAETEC helps organizations develop and implement a comprehensive network security plan to protect their systems against unauthorized access. The key components of these plans are software or combinations of software and hardware that enforce a security boundary between two or more networks. In addition, PAETEC provides the installation, configuration and support of encryption and other security devices.

Managed Services. PAETEC provides billing and customer care services for the telecommunications resale programs of universities. As part of this service, PAETEC manages the provision of high-speed communications services, including high-speed Internet access and enhanced voice and video services, at universities and private student housing complexes.

PAETEC’s Network Architecture and Deployment

PAETEC’s Network Strategy

PAETEC has developed, installed and continues to invest in a flexible voice and data network that facilitates delivery of its services. To deploy its network, PAETEC has employed a cost-effective strategy in which it combines telephone and data transmission lines that it leases with other electronic network components that it owns and operates. PAETEC believes that this network deployment strategy has allowed it to enter new markets rapidly and to offer its customers flexible technological solutions tailored to their specific needs. PAETEC also believes that this flexible network deployment strategy would allow it to adapt readily to emerging technological innovations.

PAETEC connects its customers to its network primarily by leasing “special access” digital T1 transmission lines that enable faster installation times and decreased customer outages. PAETEC currently obtains most of these digital telephone and data transmission lines, which provide a dedicated connection between its customers and its switches, from the major communications providers such as AT&T, Sprint Nextel Corporation, Embarq Corporation (formerly Sprint Local), Verizon Communications (formerly MCI), and Time Warner Telecom Inc. These connections provide PAETEC’s customers with a minimum of 24 available channels over which PAETEC can provide network services. PAETEC’s strategy is to form relationships with multiple providers of communications lines to improve service reliability through alternative network paths and to lower its costs through competitive procurement. PAETEC believes that its use of special access lines, which generally have generated higher profit margins, has allowed it to foster stronger relationships with its providers and increased their desire to provide the company and its customers with improved service.

Network Architecture

PAETEC’s network infrastructure and operations support systems enable it to control the types of services that it offers, how these services are packaged and how they are integrated to serve customers. Based on its network technology, PAETEC offers basic and enhanced local and long distance services characteristic of a full-service provider of wireline telecommunications services. PAETEC also employs a variety of network technologies and resale facilities to transmit voice, data and video signals to its customers. PAETEC customizes the mix and delivery of these services to fit the market, customer and regulatory requirements.

PAETEC’s Lucent 5ESS AnyMedia switches have a variety of custom features, which PAETEC believes reduce connect-time delays and efficiently direct calls throughout the network. Where feasible, PAETEC’s network uses a technology that automatically routes traffic to an alternative path in the event of a network outage, and is designed to reduce the frequency and duration of service interruptions.

PAETEC’s customers are connected to its network by telephone and data transmission lines which PAETEC leases from a variety of telecommunications carriers. PAETEC reaches some other customers by connecting its network to the networks of other carriers and leasing the telephone and data transmission lines that connect their networks to their customers’ premises.

Through its installation of at least two Cisco data routers at each of its 13 switch sites, PAETEC has completed the deployment of packet-switching technology to augment its current circuit-switching technology. Circuit switch-based systems, which historically have dominated the public telephone network, establish a dedicated channel for each communication, such as a telephone call for voice or fax, maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switched systems format the information to be transmitted into a series of shorter digital messages called “packets.” Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. Unlike circuit-switching, packet-switching does not require a single dedicated channel between communication points. This type of communication between sender and receiver is known as connectionless, rather than dedicated. Most traffic over the Internet, which is a connectionless network, uses packet-switching technology.

The following table presents information about the geographic markets served by PAETEC’s 13 switches as of December 31, 2006:

Switch Site	Markets Served by Switch Site
Albany, NY	Albany Connecticut Hudson Valley/Poughkeepsie

Boston, MA	Boston New Hampshire Rhode Island Western Massachusetts

Chicago, IL	Chicago

Los Angeles, CA (two switches)	Los Angeles San Diego Orange County

Miami, FL	Miami Ft. Lauderdale/Boca Raton Daytona Beach Orlando Tampa

New York, NY (two switches) Newark, NJ	New York City Long Island Westchester County Northern New Jersey

Philadelphia, PA	Philadelphia Pittsburgh Southern New Jersey

Rochester, NY	Rochester Buffalo Syracuse

Tampa, FL	Tampa Miami Ft. Lauderdale/Boca Raton Orlando

Washington, D.C. area	Baltimore Washington, D.C. Northern Virginia

Total markets	29

Network Infrastructure and Backbone Network. PAETEC’s network backbone enables it to offer high-quality Internet access and virtual private networking services. This backbone consists of high-capacity fiber optic telephone and data transmission lines that PAETEC leases and that allows it to transport traffic between points on its network.

The packet-switching portion of PAETEC’s backbone is based on Internet Protocol, which is an open protocol that allows unrelated computer networks to exchange data, and is the technological basis of the Internet. Internet Protocol technology has enabled PAETEC to accelerate network traffic flow and made it easier and less costly for PAETEC to manage its network. This technology generally makes more of the network capacity available for revenue-generating customer traffic.

PAETEC’s backbone network is intended to provide a network switching presence close to the customer to reduce access and switching costs, and to allow the company to expand its network rapidly to meet customer demand. This regional design also is intended to enhance service reliability and allow PAETEC to improve quality and speed, because traffic generally does not have to be routed outside specific regions.

Sales and Marketing

Sales Strategy. PAETEC’s goal is to be the most customer- and employee-oriented network-based provider of communications services in its markets. PAETEC targets medium-sized and large businesses and institutions that it believes can benefit from the company’s value-added services. PAETEC pursues a decentralized sales strategy, which grants its sales representatives substantial flexibility to negotiate the pricing and other terms of its customer agreements, subject to meeting specified revenue and profitability requirements. For this strategy to succeed, PAETEC must be able to attract, train, motivate and retain skilled sales professionals. PAETEC seeks to recruit sales representatives with experience working for other communications providers, telecommunications equipment manufacturers and network systems integrators in the company’s existing and target markets. PAETEC then augments that experience with an internal training program and with software tools that provide its sales representatives with the information they need to negotiate profitable customer contracts.

The sales teams in each of the markets in which PAETEC provides network services is led by its executive vice president of sales, who is responsible for the acquisition and retention of all accounts in the applicable market and reports directly to the company’s chief operating officer. Each team generally includes branch sales managers, account managers, sales representatives, sales engineers and field technicians. PAETEC’s sales teams use a variety of methods to qualify leads and schedule initial appointments, including developing relationships with local industry associations and obtaining customer referrals.

PAETEC’s sales representatives generally make the initial customer contacts and sales, and serve as the principal customer liaison. At the time of the first sale, PAETEC assigns the customer to an account manager who has responsibility for account follow-up and the sale of additional services. As PAETEC develops new services, the account managers work with existing customers that could benefit from the new service. PAETEC also staffs each local sales office with support specialists who assist the sales force and with a sales engineer, who coordinates switching the customer to PAETEC service. PAETEC’s service agreements with new customers generally have initial terms of three years that may be terminated by the customer at any time following a specified notice period and upon payment of a termination fee. Following expiration of the initial term, PAETEC seeks to enter into a new fixed-term agreement with the customer. If a new agreement is not reached, the initial agreement will continue on a monthly basis until terminated by the customer or the company. Some of PAETEC’s integrated solutions agreements have initial terms of up to five years.

Pricing Strategy. For each prospective customer, PAETEC’s sales force uses proprietary software tools that it developed to conduct profitability and pricing analysis for use in preparing proposals. This procedure serves to ensure that PAETEC maintains its focus on obtaining customers that meet internal profitability standards, while illustrating the potential benefits that a customer may realize by using a broader bundle of services. The focus of the pricing strategy is to allow PAETEC’s sales representatives maximum flexibility in pricing individual services so long as each bundled sale is profitable. In this way, PAETEC’s sales representatives can customize their sales approach, using its proprietary software, to the unique requirements and price sensitivities of each individual customer. PAETEC believes that this pricing flexibility provides its sales force with a competitive advantage over the sales efforts of many other telecommunications carriers. In addition, PAETEC believes this tailored approach to service pricing allows the company to position itself as a flexible and responsive service provider at the initial point of contact with customers.

Sales Force. As of December 31, 2006, PAETEC conducted its direct sales and marketing activities through approximately 275 employee sales representatives. As of the same date, PAETEC maintained a total of 30 sales offices in 12 states and the District of Columbia. Each sales office is generally staffed with at least one sales manager, who has primary responsibility for the results of that office. PAETEC uses its sales offices not only to target businesses and other customers operating within its markets, but also to solicit and service national accounts. To increase operating efficiency, some of its sales offices support the sales teams for multiple markets.

PAETEC requires each new member of its direct sales force to participate in an initial in-house training program, which includes seminars, on-the-job training and direct one-on-one supervision by experienced sales personnel. PAETEC also requires members of its direct sales force to participate in an ongoing training program designed to enhance their knowledge of the communications industry, the company’s services and the needs of its targeted customers. PAETEC seeks to motivate its direct sales force with a compensation program that emphasizes commissions and eligibility for options to purchase PAETEC common stock. Its sales commission program is designed to reward account retention and the addition of new customers.

The efforts of PAETEC’s direct sales force are complemented by marketing activities conducted by independent sales agents. As of December 31, 2006, PAETEC marketed its services through over 700 independent sales agencies. PAETEC seeks to select sales agencies that are well known to medium-sized and large businesses and institutions in their markets, and

PAETEC trains its sales agents on how to retain and develop the customer accounts they introduce to the company. For 2006, customers referred to PAETEC by its sales agents generated 41% of the company’s network services revenue. As of December 31, 2006, 47 of its employees were dedicated to developing and supporting its agent program.

Customer Service. PAETEC believes that customer service has become a critical element in attracting and retaining customers in the communications industry. PAETEC has designed its customer service strategy to allow it to meet its customer needs rapidly and efficiently. The principal sales representative for each customer provides the first line of customer service by identifying and resolving any customer concerns before the delivery of service. Once PAETEC has begun to deliver service, PAETEC assigns an account manager to each customer to supervise all aspects of customer relations, including account collections and complaint resolution, and to provide a single point of contact for all customer service issues. Both the principal sales representative and the account manager work with the company’s network operations center when technical assistance is needed. The operations center staff evaluates any out-of-service condition and directs remedial action to be implemented by PAETEC’s technical personnel or, where appropriate, its equipment vendors or external service providers. In addition, the operations center staff maintains contact with the customer and prepares reports documenting the service issue and any corrective action taken. The account development representative or sales representative also may assist in communications with the customer until the out-of-service condition has been corrected.

Marketing. In its markets, PAETEC seeks to position the company as the high-quality alternative for communications services by offering network reliability, increased customer support and a broad spectrum of communications services at competitive prices. PAETEC intends to continue to build its reputation and brand identity by working closely with its customers to develop services tailored to the customer’s particular needs. PAETEC implements targeted promotional efforts that emphasize the breadth of its communications solutions and its ability to deliver a cost-effective integrated services package to its target customer base.

To support direct marketing programs, PAETEC’s marketing staff builds and maintains a prospect database for each primary market based on the number of access lines, usage of long distance service, demographic data and concentration of potential customers. Before entering a market, PAETEC develops a profile of prospective customers using its own databases, as well as those of third parties. PAETEC initially targets high-volume communications users with name recognition in the local business community. Securing these “anchor tenants” as customers facilitates sales efforts in the local market and provides customer references for potential new accounts.

Back Office Systems

PAETEC’s information systems and procedures for operations support and other back office systems enable it to price its services competitively, to meet the needs of its customers and to interface with other carriers. PAETEC believes its information systems also provide it with a long-term competitive advantage by enabling the company to implement services in its markets rapidly and to shorten the time between receipt of a customer order and generation of revenue.

PAETEC believes that its ability to provide customers with a single integrated bill for all services is a key factor in satisfying and retaining customers. The company’s bills are available in a variety of formats that can be tailored to a customer’s specific needs. For example, PAETEC provides account codes that enable a customer to track expenses by employee, department or division. To help manage its costs, a customer also is able to use codes to restrict calling by individuals. Viziqor Solutions serves as PAETEC’s billing system provider. The Viziqor billing system provides PAETEC with data regarding payments and credit history, creates reports that track accounts receivable aging and churn, and tracks agent commissions and margin reports. PAETEC has implemented additional billing enhancements and has evaluated additional software for traffic analysis, line cost audit and operational financial reporting. PAETEC also has implemented WebFront, an advanced delivery system that currently provides customers with web-based access to their accounts.

PAETEC believes that advanced back office systems are necessary to enable its employees to provide customers with consistent, high-quality service. PAETEC has therefore developed its back office systems and procedures according to an internal management system that works to document best practices and duplicate them throughout the organization. As a result of its efforts, PAETEC has received ISO 9001:2000 registration, which refers to a series of documents that provide international guidelines on management systems and procedures. PAETEC obtained this third-party verification by documenting the processes it uses to respond to, monitor and fulfill customer requests and implement best practices throughout the company. PAETEC believes that maintaining the documentation and processes required to support this ISO 9001:2000 registration helps it to ensure that customer related processes are consistent throughout the company, which in turn helps PAETEC maintain a consistent customer experience regardless of service location.

PAETEC has developed the information systems and procedures for operating system support and other back office systems necessary to enter, schedule, fill and track a customer’s order from the point of sale to the installation and testing of service. These information systems also link its trouble management, inventory, billing, collection, facility management and customer service systems. MetaSolv Software, Inc. has developed PAETEC’s operations support systems for managing customer, network and equipment orders. MetaSolv’s software manages PAETEC’s ordering, service provisioning, network inventory management and design, trouble resolution, gateway interconnections and work-flow management business functions. PAETEC has implemented an equipment management system and circuit inventory to track its network facilities. In addition, PAETEC has implemented service order management and tracking systems that are linked to the billing system, and electronic gateways to the incumbent local exchange carriers to allow for automated and rapid provisioning, local number portability and new service offerings. Incumbent local exchange carriers are the large, former monopoly local telephone companies and their successors that we refer to as the “incumbent carriers.”

Acquisitions

To supplement its internal growth, PAETEC has pursued a targeted acquisition strategy that has sought acquisition candidates that fulfill one or more of the following objectives:

•	increase its penetration of existing markets;

•	expand into new markets; and

•	enhance its ability to sell and deliver value-added services.

PAETEC focuses its acquisition efforts on local and long distance providers, on enhanced service providers and on interconnect companies that sell, install and maintain data and voice networks for customers.

Since its formation in 1998, PAETEC had completed the following eight acquisitions as of December 31, 2006 for a total consideration of $88.6 million, including shares of common stock valued for purposes of the acquisitions at $45.2 million:

•	Standard Communications, Inc. (November 1998). The customer base of this long distance reseller headquartered in Tarpon Springs, Florida and doing business as SCI Long Distance Telephone.

•	Telperion Development Corporation (June 1999). The professional staff and specified assets of this Internet consulting company headquartered in Newark, New York.

•	East Florida Communications (August 1999). A local and long distance reseller and equipment provider headquartered in Daytona Beach, Florida.

•

Campuslink Communications Systems, Inc. (September 1999). A provider of integrated telephone, video, data and other communications services primarily to colleges and universities and the privatized student housing market.

•	Pinnacle Software Corporation (April 2000). A professional services and software company headquartered in Pittsford, New York.

•

Data Voice Networks, Inc. (May 2000). The assets of a company headquartered in Eddystone, Pennsylvania, which designs and implements data networks for small to medium-sized businesses and distributes data products for Cisco Systems and other vendors.

•

Covista Communications, Inc. (August 2004). Assets of this facilities-based provider of telecommunications services headquartered in Chattanooga, Tennessee, including a base of small and medium-sized business customers located primarily in the mid-Atlantic region.

•	American Long Lines, Inc. (February 2005). A telecommunications company serving primarily small and medium-sized businesses in the mid-Atlantic region.

Competition

The telecommunications industry is highly competitive. PAETEC competes primarily on the basis of the price, availability, reliability, variety and quality of its service offerings and on the quality of its customer service. Price competition in the markets for various telecommunications products and services has been intense and is expected to increase. PAETEC’s competitors in the provision of local and long-distance telecommunications include:

•	incumbent carriers such as Verizon and AT&T;

•	established long-distance operators such as AT&T, Verizon (which acquired MCI), Sprint Nextel, and other competitive carriers like PAETEC; and

•

other types of companies, including wireless carriers, resellers, cable companies, Internet service providers, satellite carriers, equipment vendors, network integration outsourcing vendors, electric utilities, and businesses offering long distance data and voice services using the Voice over Internet Protocol, or VoIP.

Incumbent Carriers. PAETEC believes that its primary competition in each of its markets will continue to be the incumbent carriers, which are the large telephone companies, such as AT&T and Verizon, that today incorporate the traditional regional Bell operating companies that historically provided local telephone service. These companies offer a comprehensive package of local, long distance and Internet services to their customers in direct competition with PAETEC. Some of these companies, such as AT&T and Verizon, also are investing heavily to upgrade their networks, which will enhance their ability to offer a range of services and compete with PAETEC.

Incumbent carriers generally have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than PAETEC’s and have the potential to subsidize competitive services with revenue from a variety of other businesses. Additionally, as demonstrated by the recent mergers between AT&T and SBC, between Verizon and MCI, and between AT&T and BellSouth, some incumbent carriers are growing in size, which is expected to improve their ability to compete. While the Telecommunications Act of 1996, which we refer to as the “Telecommunications Act,” and past FCC and state regulatory commission decisions establish extensive obligations on the incumbent carriers to allow non-incumbent carriers such as PAETEC to interconnect with the facilities of the incumbent carriers, the scope of those obligations have been narrowed pursuant to recent court decisions and regulatory changes described below. These developments, which have resulted in increased pricing flexibility and relaxed regulatory oversight for incumbent carriers, may have a negative impact on PAETEC’s business opportunities.

Recent FCC decisions and policy initiatives provide incumbent carriers with increased pricing flexibility for their private line, special access and switched access services. These recent FCC decisions and initiatives provide that, when an incumbent carrier demonstrates that competitors have made specified competitive inroads in providing a specified federally-regulated service in a geographic area, the incumbent carrier in that area may offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for its customers, or otherwise free itself of regulatory constraints. Regulators in some states have adopted or are considering similar forms of deregulation. These actions could have a material adverse effect on competitive carriers, including PAETEC, that compete with the incumbent carriers.

The ability of AT&T and Verizon to increase their rates for some special access services may be constrained in the near term as a result of conditions that were imposed by the FCC when AT&T merged with SBC and subsequently BellSouth, and when Verizon merged with MCI. The longer term effect of these conditions and their impact, if any, on PAETEC Holding’s ability to purchase special access at competitive rates is unclear, particularly if AT&T and Verizon are able to raise prices for these special access services once the conditions expire. In addition, the FCC’s order conditionally approving the merger between AT&T and BellSouth is expected to be subject to judicial review. PAETEC cannot predict the result of any such review, including its effect on special access services.

Consolidation of Established Long-Distance Operators and Other Competitive Carriers. PAETEC also faces, and expects to continue to face, competition from other current and potential market entrants. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to a number of new competitors that may put PAETEC at a competitive disadvantage. Established long-distance carriers such as AT&T, MCI and Sprint made significant inroads into the marketplace for local and other services, and the recent mergers between AT&T and SBC, between MCI and Verizon and between AT&T and BellSouth increased the strength of those combined companies in both the local and long distance markets, significantly altering the national telecommunications landscape. These mergers also decreased the competitive alternatives available to PAETEC for various network elements and services. Many other incumbent and non-incumbent carriers also are expanding their facilities-based and non-facilities-based offerings in the long-distance market. Other new entrants, or “competitive carriers,” already have established local operations in some of PAETEC’s current and target markets. Many competitive carriers and long-distance service providers have been struggling financially, but PAETEC cannot accurately predict which of these carriers will be able to continue to compete effectively against it over time. PAETEC also cannot accurately predict all of the changes that the marketplace for telecommunications services may continue to experience. For instance, prices in the long distance market have declined significantly in recent years and are expected to continue to decline, but PAETEC cannot predict the ultimate effect this may have on its competitors or on its business.

Other Types of Companies. Other current and prospective competitors in the local and long-distance voice and data markets include:

•	Wireless carriers;

•	Internet service providers;

•	VoIP providers;

•	cable television companies;

•	electric utilities; and

•	others, such as resellers of local and long-distance telephone services, microwave carriers, service providers offering alternative access methods, and private networks built by large end-users.

Wireless Carriers. Technological advances and the entry of new competitors in wireless communications will provide increased competition for PAETEC. National carriers such as Sprint Nextel, Verizon Wireless, Cingular Wireless (now AT&T) and T-Mobile USA, as well as smaller regional companies, provide local and long-distance services that increasingly are viewed by consumers as competitive with the offerings of wireline telecommunications carriers such as PAETEC. Established providers in other industries, such as cable television companies, as well as companies that specifically target markets with defined demographics, also have entered into arrangements to resell or re-brand wireless services. Some of these providers have long-standing relationships with customers and financial, technical and marketing resources substantially greater than PAETEC’s. In addition, the availability of new wireless spectrum is expected to increase the number of wireless providers and improve their service offerings.

Separately, industry consolidation has also resulted in the significant growth of more traditional wireless competitors. Sprint, for example, completed its merger with Nextel in 2005; Cingular completed its merger with AT&T wireless in 2004 and more recently had its ownership consolidated through the merger of its co-owners, AT&T and BellSouth; and other wireless carriers may follow suit, creating economies of scope and scale that could increase these companies’ ability to compete in the marketplace. Cingular, for instance, is expected to improve its ability to compete as a consequence of AT&T’s acquisition of BellSouth. Recent advances in technologies also allow wireless carriers to provide not only voice but also data transmission, Internet access services and next generation services such as mobile multimedia products. In addition, the introduction of fixed wireless applications has facilitated the creation of companies that are in the process of installing equipment and building networks that may offer the same types of services that PAETEC offers or intends to offer. The planned deployment of WiMax technology, for example, will facilitate the development of similar broadband access services on a fixed and mobile basis.

Internet Service Providers. Advances in digital transmission technologies have created opportunities for voice services to be transmitted over the Internet. Internet service providers such as AOL, Earthlink, Inc., and others are exploring ways to become telecommunications service providers or to exploit their market position through new initiatives and strategic partnerships with large, well-funded incumbent carriers and other providers. Earthlink, for example, has developed and is implementing plans to wire municipalities for the provision of competitive broadband service through the use of Wi-Fi technology. If successful, these plans will increase the number of competitive providers of broadband service, which could place additional downward pressure on prices for such service.

VoIP Providers. PAETEC expects to face increasing competition from companies offering long distance data and voice services using VoIP. The emergence of these companies could present a competitive threat, principally because, although the FCC, subject to court review, has deemed the jurisdictional nature of VoIP to be interstate, the regulatory classification of VoIP remains unclear. Providers of VoIP services may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation fees, if these regulatory classification issues are resolved in favor of VoIP providers. This could impede PAETEC’s ability to compete on the basis of price.

Cable Television Companies. Cable television companies such as Cablevision Systems Corp., Comcast Corporation, Cox Communications and Time Warner Cable have continued aggressively to deploy telecommunications and broadband Internet access services to customers on a broad scale. These companies initially deployed telecommunications services using circuit-switched facilities, but, increasingly, these companies are using VoIP applications and other technologies to provide voice services in a less costly, more efficient manner. In addition, some of these companies, including Time Warner, Cox and Comcast, have announced plans to resell wireless services, which potentially could lead to the creation of new bundled competitive service offerings that incorporate multimedia components of cable television and wireless broadband Internet access services at competitive rates. Some of these companies have recently acquired a financial interest in spectrum capable of accommodating advanced mobile wireless services. This also could result in additional competitive offerings.

Electric Utilities. The electric utility industry has begun to develop technologies to permit broadband communications to be deployed over existing power lines and related infrastructure. These services, commonly referred to as broadband power line communications, or PLC, could eventually enable electric utilities to provide voice and data services. Although broadband PLC is still in its infancy, the FCC has already begun to develop a regulatory framework for its deployment, and a number of electric utilities are conducting field trials or have commenced limited commercial deployment of broadband services. PAETEC cannot predict whether or when broadband PLC will become commercially viable or the extent to which it may threaten the competitive standing of carriers such as PAETEC in the telecommunications marketplace.

Most of the competitors identified above have significantly greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than PAETEC. As a result, compared to PAETEC, the company’s competitors may be able to develop and expand their network infrastructures and services offerings more efficiently or more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisitions and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. Further, they may succeed in developing and expanding their communications and network infrastructures more quickly than PAETEC.

PAETEC believes that new competitors, including large computer hardware, software, media and other technology and telecommunications companies, will enter the tailored, value-added network services market, resulting in even greater competition. Some telecommunications companies and online services providers are currently offering or have announced plans to offer broadband access services, or to expand their network services. Other companies, including Time Warner, also have obtained or expanded their broadband Internet access products and services as a result of acquisitions. Still others, such as Google Inc., are developing new technologies and applications, the effect of which cannot at this time be determined. These developments may permit PAETEC’s competitors to devote greater resources to the marketing of existing competitive products and services and the creation of new competitive products and services. In addition, the ability of some of PAETEC’s competitors to bundle other services and products with outsourced corporate networking services or Internet access services could place it at a competitive disadvantage.

Regulation

The following summary of regulatory developments and legislation does not purport to describe all current and proposed federal, state and local regulations, administrative rulemakings and legislation affecting PAETEC. Other federal and state legislation and regulations are currently the subject of judicial proceedings, rulemakings and legislative hearings and there are administrative proposals which could change, in varying degrees, the manner in which the communications industry operates.

PAETEC’s services are subject to varying degrees of federal, state and local regulation. Under the Communications Act of 1934, as amended, which we refer to as the “Communications Act,” the FCC’s rules and comparable state laws and regulations, PAETEC and other competitive carriers are required to provide service upon reasonable request and to interconnect their networks with the networks of other carriers, and are subject to other regulatory obligations, some of which are described below.

The FCC exercises jurisdiction over PAETEC’s facilities and services to the extent they are used to provide, originate or terminate interstate or international communication services offered to the public. State regulatory commissions regulate the same facilities and services to the extent they are used to originate or terminate intrastate communication services offered to the public. In addition, as a result of the passage of the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing rules to allow new companies to compete with the historically monopoly local phone companies.

Existing federal and state regulations are subject to frequent amendment by federal and state administrative agencies, judicial proceedings, and legislative action that could affect, in varying degrees, the manner in which PAETEC operates. Several bills intended to amend the Communications Act have been introduced in Congress recently, and additional bills are expected. Proposed legislation, if enacted, could have a significant effect on PAETEC’s business and on the business of the company’s competitors. PAETEC cannot predict the outcome of any ongoing legislative initiatives, administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon the company specifically. PAETEC is also subject to a variety of local regulations in each of the geographic markets in which it operates.

Federal Regulation

PAETEC is regulated by the FCC as a non-dominant carrier subject to minimal regulation under the Communications Act. Both the Communications Act and the FCC’s rules and policies implementing the Act generally favor entry into local and other telecommunications markets by new competitors, such as PAETEC, and seek to prevent anti-competitive practices by incumbent carriers.

Under the Communications Act, PAETEC is subject to the general requirement that its charges, practices and classifications for communications services must be “just and reasonable,” and that it refrain from engaging in any “unjust or unreasonable discrimination” with respect to its charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international services, or of any entity controlling such a carrier, or the assignment of any authorizations held by such a carrier. Telecommunications carriers such as PAETEC are also subject to a variety of miscellaneous regulations that, for instance, require the filing of periodic revenue and service quality reports.

Federal Regulations Affecting Network Services. The FCC requires all telecommunications services providers, including non-dominant carriers such as PAETEC, to maintain authorizations to provide or resell domestic and international long distance services. The FCC generally has the power to modify or terminate a carrier’s authority to provide domestic long distance or international services for failure to comply with federal laws or FCC regulations and may impose fines or other penalties for violations. In addition, the FCC maintains jurisdiction to act upon complaints filed against any telecommunications service provider for failure to comply with their statutory or regulatory obligations.

The FCC no longer requires non-dominant carriers to file tariffs with respect to long distance access and does not permit tariffing of domestic long distance or international services. Instead, the FCC requires carriers to post their interstate end user and international long distance rates and terms and conditions of service on the Internet and otherwise make the rates, terms and conditions for these services available to their customers. As a result, PAETEC’s non-tariffed interstate service offerings may no longer be subject to the “filed rate doctrine,” which provides that the terms of the filed tariff control all contractual disputes between a carrier and its customers. The current regulatory scheme could expose PAETEC to legal liabilities and costs, because the company can no longer rely on this doctrine to settle disputes with customers. PAETEC currently enters into contracts with customers and notifies its customers when rates are adjusted or services are added or removed. PAETEC also no longer may rely on the tariff filings of its competitors to determine the extent to which their products and services are offered and are competitively priced compared to its own products and services. These changes could result in substantial administrative expenses over time.

Measure Designed to Speed Competitive Entry. The Communications Act imposes a variety of duties on local telephone service providers, including PAETEC, to promote competition in the provision of local telephone services. These duties include requirements to:

•	interconnect directly or indirectly with other carriers;

•	permit resale of services;

•	permit users to retain their telephone numbers when changing carriers;

•	provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices; and

•	establish reciprocal compensation arrangements for the transport and termination of telecommunications.

Incumbent carriers are also subject to additional duties that facilitate entry by competitive carriers such as PAETEC. For example, incumbent carriers must:

•	permit competitors to colocate their equipment on the premises of the incumbent carriers;

•	allow competitors to make use of some elements of incumbent carrier networks on an unbundled basis, and on non-discriminatory, cost-based terms; and

•	offer wholesale versions of their retail telecommunications services for resale at discounted rates.

Incumbent carriers are required to negotiate in good faith with competitive carriers, such as PAETEC, that may request any or all of the foregoing arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier. The FCC previously permitted carriers to “pick and choose” provisions from the agreements of other carriers for their own agreements with incumbent carriers, but that rule is no longer in effect.

Pending FCC Proceedings. PAETEC faces substantial uncertainties stemming from ongoing FCC proceedings related to the implementation of the statutory requirements listed above, as well as ongoing judicial review of various FCC’s decisions, both of which could result in significant changes to these regulatory obligations. PAETEC cannot predict the outcome of ongoing administrative or judicial proceedings or their potential impact upon the company. The following examples illustrate the types of ongoing rule changes that could affect PAETEC’s business:

•

Triennial Review Remand Order. In February 2005, the FCC issued an order, commonly known as the Triennial Review Remand Order, revising the rules implementing the unbundled network element provisions of the

Telecommunications Act. The order substantially narrowed the scope of unbundled network elements, as well as combinations of those elements, that incumbent carriers must make available to competitive carriers, such as PAETEC, under federal and state price regulations. Specifically, the FCC’s revised rules reduced the number of situations in which incumbent carriers must make available to competitive carriers high-capacity loops and dedicated transport facilities, such as DS-1s, DS-3s, as well as dark fiber facilities and unbundled local circuit switching. As a result, beginning in September 2006, incumbent carriers have been permitted to charge commercial rates for these network elements. Some competitive carriers have sought judicial review of the order and others have requested the FCC to reconsider some aspects of the order. The outcome of these proceedings cannot be predicted.

•

UNE Regulations. Because PAETEC’s primary method of reaching its end-users is via leased “special access” facilities, such as digital T-1 transmission lines, its business has not been significantly affected by the FCC’s revised unbundled network element, or “UNE” regulations. Under the regulations, effective in March 2005, incumbent carriers are free to charge commercially available rates, instead of regulated rates, for such services and under some circumstances may decline to provide such services altogether. Special access lines are not subject to the unbundling requirements of the Communications Act and, therefore, have not been affected by the FCC’s recent UNE regulations. Moreover, special access service, as a traditional incumbent carrier product, has not faced the same ordering and provisioning difficulties associated with competitive carrier’s use of unbundled network elements. However, to the extent that the availability of UNEs may have served as a price restraint on the prices charged for special access lines, PAETEC could face increased prices for special access lines given the limited alternatives means of access as a result of the UNE regulations. Moreover, due to the recent mergers of AT&T with SBC, Verizon with MCI and AT&T with BellSouth, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on AT&T’s merger with SBC and Verizon’s merger with MCI to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints will remain in place for 30 months following the closing of each respective merger, or until May 2008 with respect to the ATT/SBC merger or July 2008 with respect to the Verizon/MCI merger. The FCC also placed conditions on AT&T’s merger with BellSouth to constrain similarly the ability of AT&T to raise prices on its wholesale special access and equivalent retail services for existing customers and, in some regions, to reduce its prices for these services under specified circumstances. These additional constraints apply only to AT&T in the former SBC and BellSouth regions and will remain effective for 48 months following the closing of the merger of AT&T and BellSouth, or until December 2010. After the expiration of these conditions, both AT&T and Verizon are expected to be free to realign charges for special access services in line with current commercial rates. Because a substantial portion of PAETEC’s services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could materially increase PAETEC’s cost of services.

•

TELRIC Proceeding. An ongoing proceeding before the FCC continues to examine the methodology by which state regulatory authorities set wholesale prices for incumbent carrier network elements. The FCC has sought comment on whether a change from the current pricing methodology, known as TELRIC, or “total element long run incremental cost,” which sets prices based on models of the forward-looking costs of hypothetical networks, to a pricing methodology which bases the forward-looking cost analysis on the actual networks deployed by incumbent carriers is warranted. If the FCC adopts significant changes to the pricing methodology, incumbent carriers could be able to propose that state regulatory commissions permit them to raise their rates for UNEs in line with the new FCC mandated pricing methodology. Such an event could raise the cost of doing business for competitive carriers.

•

Operations Service Support Proceeding. The FCC opened proceedings that highlight the operational service support provided by the incumbent carriers for both UNE products as well as other types of circuits, specifically special access, that PAETEC may purchase from time to time from incumbent carriers. Service quality standards, or the absence of those standards, for either of these categories of service could substantially increase the provisioning intervals for such services, as well as maintenance and repair standards and intervals. An increase in intervals for provisioning of a circuit will result in a delay in realization of customer revenue, because the billing of the customer depends on the service establishment date. Similarly, any delay in repairing a circuit may result in crediting a customer a portion of the potential billed revenue under customer service level agreements. This proceeding remains pending and the timetable for FCC action is uncertain.

•

Special Access Regulatory Regime. The FCC opened a rulemaking proceeding in January 2005 to reexamine the pricing of special access services by incumbent carriers. The proceeding was opened in response to a petition by AT&T requesting that the FCC return the pricing of special access services to a long-standing price cap regime in which the monopoly market in special access services was subject to government price controls. If pricing of special access services returned to the long-standing price cap regime, competitive carriers would likely be able to obtain more favorable pricing for special access services. Although the FCC denied AT&T’s request, the FCC initiated a proceeding to determine whether further regulatory oversight may be warranted based on assertions that the special access prices charged by incumbent carriers are too high. The FCC has tentatively concluded that it will continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, although it will also seek to determine whether the current criteria used to assess whether sufficient competitive market forces exist have worked as intended. PAETEC relies, to a considerable extent, on special access facilities to connect to its customers. As a result, the underlying wholesale price of special access services must be maintained at a level that allows PAETEC to price its retail offerings to meet its gross margin expectations. Incremental increases in wholesale prices of special access services will exert pressure on PAETEC’s gross margins. At this time, PAETEC cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect its business.

•

BOC Classification Proceedings. In November 2005 and February 2006, Qwest and Verizon, respectively, filed petitions seeking forbearance or, in the alternative, interim waivers of some dominant carrier regulations applicable to the long distance services of former Bell operating companies, or “BOCs.” In those petitions, Verizon and Qwest have requested, among other matters, that the FCC exempt them from tariff requirements, price cap regulations, accounting separation requirements and requirements to provide comparably efficient interconnection and open network architecture with respect to in-region long distance services. PAETEC relies on these regulations and requirements as protection against predatory pricing and other anti-competitive market behavior by incumbent carriers. These same issues also are currently pending in an ongoing FCC rulemaking, which began in 2003 to address the issue of regulating BOC long distance services after the anticipated sunset of section 272 regulations implemented pursuant to the Communications Act. The Section 272 rules were originally designed to facilitate competitive entry into the local telephone markets dominated by the BOCs by allowing BOCs competitive entry if they opened their local markets to competitive access. On March 9, 2007, the Qwest petition for forbearance was granted in part and denied in part, removing some of the important competitive safeguards currently applicable to incumbent carriers with regard to their wholesale and retail long distance services provided in PAETEC’s markets. Since the Qwest order is very recent and the Verizon petition is still pending, PAETEC cannot predict the outcome of these petitions for forbearance, or the conclusions of the pending rulemaking. Removal of BOC regulatory restraints, particularly with respect to price cap regulations could, however, make it more difficult for PAETEC to compete in some markets with Verizon and may raise PAETEC’s operating costs.

•

Verizon Forbearance Proceeding. On September 6, 2006, Verizon filed six separate petitions requesting that the FCC forbear from applying certain regulatory obligations on Verizon in the metropolitan service areas of Boston, New York, Philadelphia, Pittsburgh, Providence and Virginia Beach. By these petitions, Verizon seeks regulatory relief that is similar to the relief granted by the FCC to Qwest in December 2005. In the Qwest proceeding, the FCC granted Qwest’s petition for forbearance from Qwest’s obligation otherwise to provide unbundled loops and dedicated transport in those portions of the Omaha, Nebraska metropolitan service area where facilities-based competition had increased significantly. In addition, the FCC also decided to forbear from applying certain dominant carrier regulations to Qwest’s provision of mass market switched access and broadband services in Qwest’s service territory. PAETEC relies on these regulations as a means to purchase UNEs, and they also serve as a price check on pricing for other wholesale services, such as special access, that PAETEC seeks to purchase at commercially acceptable prices. Verizon’s petitions assert, similar to the assertions in the Qwest proceeding, that facilities-based competition has significantly increased in the identified markets and, as a result, it should receive substantially the same relief as that granted to Qwest in the Omaha proceeding. Public comment on the Verizon petitions was due January 26, 2007 and the outcome of this pending proceeding cannot be predicted at this time. However, should the FCC grant Verizon’s petition in any of the identified markets, PAETEC’s ability to purchase wholesale network services from Verizon at prices that would allow PAETEC to achieve its target profit margins in those markets could be materially adversely affected. The FCC’s granting of Verizon’s petitions also would enable Verizon to compete with its competitors, including PAETEC, more aggressively on price.

Interconnection Agreements. In connection with offering local telephone services, either PAETEC Communications, Inc., an operating subsidiary of PAETEC Holding, or one or more subsidiaries of US LEC are parties to interconnection agreements with the following incumbent carriers:

•	Citizens Communications, Inc., for a portion of PAETEC’s New York and Tennessee markets;

•	ALLTEL, Inc. for a portion of PAETEC’s New York, North Carolina, Pennsylvania and Georgia markets;

•	Embarq for portions of PAETEC’s Florida, North Carolina, Tennessee, Pennsylvania and New Jersey markets;

•	AT&T, for PAETEC’s Connecticut, Illinois, Indiana, Texas and a portion of its California markets;

•

Verizon, for PAETEC’s markets in Virginia, Maryland, the District of Columbia, Delaware, Pennsylvania, New Jersey, Rhode Island, Massachusetts, New Hampshire, North Carolina, South Carolina and Vermont, and for portions of PAETEC’s California, Florida and New York markets; and

•	BellSouth (which has merged with AT&T) for PAETEC’s Florida, Louisiana, Mississippi, Kentucky, Tennessee, Alabama, Georgia, South Carolina and North Carolina markets.

Each interconnection agreement allows PAETEC to enter new markets and to offer telephone service to its current customer base. Each agreement currently permits PAETEC to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using its own telecommunications facilities. The terms of each interconnection agreement, including pricing terms agreed to by PAETEC and the incumbent carrier, have been approved by state regulatory authorities, although they remain subject to review and modification by those authorities. The changes generated by the FCC’s February 2005 Triennial Review Remand Order could trigger “change of law” provisions in these interconnection agreements that would enable the incumbent carriers to seek state regulatory approval for unfavorable changes to the arrangements before their expiration dates. The interconnection agreements do not resolve all operational issues, and PAETEC and the incumbent carriers continue to seek resolution of those issues through arbitration or commercial negotiations.

Providers of long distance services and other telecommunications services, including PAETEC, also are subject to miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a customer’s long distance or other service provider or govern protection of customer proprietary network information. Noncompliance with these and other provisions can result in significant administrative fines and penalties.

Federal Regulations Affecting Carrier Services. The FCC is currently reviewing the compensation arrangements that exist between carriers for the use of their respective networks. This pending proceeding could significantly alter the manner in which and the rates that local carriers charge long-distance carriers for the origination and termination of long distance traffic. These charges are known as switched access charges. The proceeding also could significantly alter the manner in which and the rates that facilities-based telecommunications providers, including wireless carriers, charge other facilities-based telecommunications providers to terminate local traffic on the terminating provider’s network. These charges are known as reciprocal compensation. The FCC’s review of these matters will not only re-examine the rules governing the way carriers charge one another, which is referred to as intercarrier compensation, but also the potential effect that changes to the intercarrier compensation regime could have on various federal subsidy programs, such as the universal service fund, the financial impact on the nation’s legacy carrier network infrastructure, and the overall effect changes to intercarrier compensation may have on consumers’ retail rates.

Multiple proposals to reform intercarrier compensation have been submitted to the FCC by various industry groups. A recent proposal, known commonly as the Missoula Plan, is widely anticipated to be the blueprint for nationwide intercarrier compensation reform. The Missoula Plan creates three classes of carriers and sets forth a timetable for the unification of rates within each respective class. Class 1 consists of the regional bell operating companies and their competitors, including competitive carriers such as PAETEC, wireless, cable and VoIP operators; Class 2 consists of mid-size wireline incumbents; and Class 3 consists of rural telephone companies. If adopted by the FCC, the plan could have a substantial effect on PAETEC Holding’s access revenues, network capital expenditures and costs of sales. PAETEC Holding cannot predict the effect, if any, resulting from the implementation of the Missoula Plan or other pending intercarrier compensation reform proposals. Significant changes to the current rules governing the intercarrier compensation regime could, however, have a material adverse effect on PAETEC Holding’s ability to bill and collect reciprocal compensation and access fees.

As a non-dominant carrier, PAETEC generally is not subject to price or rate of return regulation at the federal level, nor is it required to obtain express FCC authorization for the installation or operation of its domestic network facilities. In 2001, however, the FCC established a benchmark rate policy that, under most circumstances, precludes competitive carriers, such as PAETEC, from charging interexchange carriers for interstate switched access services at rates that are higher than the rates that incumbent carriers may charge for comparable services. Although the FCC’s rules regarding competitive carriers’ access charges are subject to further regulatory revision and judicial review, the benchmark rate policy has decreased PAETEC’s access rates since 2001. The FCC has also imposed restrictions on the rates that competitive carriers may charge incumbent carriers for traffic terminated to Internet service providers.

In general, the FCC benchmark rate policy may prevent PAETEC from raising its access charges with respect to the provision of some carrier services and its reciprocal compensation rates substantially above specified levels. Current FCC policies and regulations also have helped to maintain or reduce the rates that PAETEC’s competitors may charge PAETEC for similar wholesale carrier services. As a result, PAETEC currently is able substantially to pass through cost savings to its network services customers. Nevertheless, the outcome of FCC’s decisions on intercarrier compensation reform and its effect on PAETEC’s business and the businesses of its competitors cannot be predicted.

Federal Regulations Affecting Both Network Services and Carrier Services. The FCC has established a universal service subsidy regime which provides subsidies for the provision of telecommunications and information services to rural and other high-cost areas. Providers of interstate telecommunications services, such as PAETEC, must pay assessments that fund these subsidies. PAETEC also may be eligible to obtain subsidies for some services that it provides. At this time, PAETEC cannot determine with certainty its net financial responsibility for the universal service fund. The FCC is currently assessing universal service fund contribution payments based on a percentage of each telecommunications provider’s projected interstate and international telecommunications revenue. Carriers are permitted to pass through a specified percentage of their universal service fund contribution assessment to their customers in a manner consistent with FCC billing regulations.

In conjunction with intercarrier compensation reform, the FCC also is addressing ways to revise the manner in which carriers are required to make contributions to universal services. The FCC is currently considering proposals that would base the universal service fund assessment on the number of lines or telephone numbers that a telecommunications carrier actively provides, rather than on a percentage of collected revenue. The objective behind the proposed change is to capture universal service fund revenues from the dynamic and expanding universe of new service providers. In addition, various states maintain, or are in the process of implementing, their own universal service programs. Rising universal service obligations may increase PAETEC’s overall costs. However, the company could benefit from USF program subsidies if it chooses to deploy network infrastructure and services in areas and to customers eligible to receive universal service support. The FCC and state regulatory commissions are continuing to make changes to their universal service rules and policies, and it is difficult to predict how those changes might affect the company.

IP-Enabled Services Proceeding. The FCC has held that cable modem services offered by cable television companies and broadband Internet services offered by digital subscriber line, or DSL, by incumbent carriers should be classified as “information services” and not telecommunications subject to regulation under Title II of the Communications Act. Moreover, the pending regulatory classification of various other IP-based services is currently unclear. In March 2004, the FCC issued a notice of proposed rulemaking seeking comment on how it might categorize various types of IP-based services, for example, by distinguishing IP services that interconnect to the public switched telephone network, or “PSTN,” or classifying those that are utilized as a true substitute for traditional telephone service. The FCC has yet to reach a conclusion on the issues presented in the IP-Enabled docket, however, numerous ancillary proceedings portend a growing deregulatory trend with regard to IP-based services specifically and broadband service offerings in general. For instance, in March 2006, the FCC granted the forbearance petition of Verizon by operation of law, exempting Verizon’s stand-alone broadband services, such as ATM and Frame Relay services, as well as other packet-switched services, from regulation under Title II of the Communications Act. Other petitions seeking similar regulatory treatment have been filed by AT&T, Qwest, Frontier, Sprint and others and are pending. Conversely, the FCC has held that certain IP-based offerings, specifically those that (1) use ordinary customer premises equipment with no enhanced functionality; (2) originate and terminate on the public switched telephone network; and (3) undergo no net protocol conversion and provide no enhanced functionality to end users due to the provider’s use of IP technology, are to be classified at telecommunications services and remain subject to the regulatory framework established under Title II, including the payment of access charges.

State Regulation

PAETEC provides local telephone service and other intrastate telecommunications services that are subject to the jurisdiction of state regulatory commissions. Regulations by the state public utility commissions in the jurisdictions in which PAETEC operates can affect the provision of its network services and its carrier services.

To provide local and intrastate telecommunications services, PAETEC generally is required to obtain a certificate of public convenience and necessity from the state public utility commission and to comply with applicable state regulations, including, in most states, the requirement to file tariffs setting forth the company’s terms and conditions for providing services. As of March 1, 2007, PAETEC held certificates to provide competitive local telecommunications services in 35 states and the District of Columbia, and held certificates to provide intrastate long distance services in 48 states.

Some state public utility commissions also require PAETEC to file periodic reports, pay various regulatory fees and assessments, and comply with state regulations governing quality of service, consumer protection and other similar issues. State public utility commissions also regulate intercarrier compensation rates between local services providers. PAETEC is not currently subject to price cap or rate of return regulation in any of its current or planned markets. The imposition of new regulatory burdens in a particular state may adversely affect the profitability of PAETEC’s services in that state.

Several of the states in which PAETEC operates require public utility commission approval before the transfer of a carrier’s authority to operate within the state, the transfer of its assets to a new entity, or a change in the control of an entity that controls a carrier operating within the state. Some states also regulate a carrier’s issuance of securities or incurrence of debt. PAETEC believes that, as the degree of intrastate competition increases, states will offer the incumbent carriers increasing pricing flexibility. This flexibility may make it easier for the incumbent carriers to price their services aggressively and otherwise compete with PAETEC, which could have a material adverse effect on the company and its revenue.

Local Regulation

PAETEC’s network is subject to numerous local regulations such as building codes, municipal franchise requirements and licensing. Such regulations vary on a city-by-city and county-by-county basis and can affect the company’s provision of both network services and carrier services. In some of the areas where PAETEC provides service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other formula. It is possible that some municipalities that do not currently impose fees could seek to impose fees in the future, and that, following the expiration of existing franchises they could increase fee levels.

Intellectual Property

PAETEC’s ability to compete depends in part upon its proprietary rights in its technology and business procedures and systems. PAETEC relies on a combination of contractual restrictions and copyright, trademark and trade secret laws to establish and protect these proprietary rights. It is the company’s policy to require employees, consultants and, if warranted based on the service to be provided, vendors to execute confidentiality agreements upon the commencement of their relationships with PAETEC. These agreements provide that confidential information developed or made known during the course of a relationship with PAETEC must be kept confidential and not disclosed to third parties except in specific circumstances.

PAETEC considers its trademarks to be of material importance to its business plans. PAETEC has been granted federal trademark/service mark registration for the following marks: PAETEC COMMUNICATIONS, INC. (with logo design), PASSIONATE ABOUT QUALITY, WHERE PHONE SERVICE HAS BECOME AN ART, WHERE COMMUNICATIONS HAS BECOME AN ART, TECPATH and CAMPUSLINK. Federal registration of trademarks and service marks is effective for an initial period of ten years and is renewable for as long as PAETEC continues to use the marks.

Employees

As of December 31, 2006, PAETEC had approximately 1,300 full-time employees. Of these employees, 530 were employed in corporate management and administration and 339 were non-salaried employees. None of its employees are covered by collective bargaining contracts. PAETEC considers its relationships with its employees to be good.

Item 1A.	Risk Factors.

PAETEC Holding is subject to a number of risks and uncertainties, including the following:

We may experience difficulty integrating the business and operations of PAETEC and US LEC and may fail to realize the anticipated financial and operating benefits of the transaction.

Our success will depend on our ability to realize the cost savings, operating efficiencies and new revenue opportunities we expect to result from our integration of the PAETEC and US LEC businesses. Our operating results and financial condition will be adversely affected if we are unable to integrate successfully the operations of PAETEC and US LEC, fail to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of these businesses may involve, among other items, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible with our existing systems and therefore may need to be replaced. The integration may place significant strain on our management, financial and other resources.

PAETEC Holding’s ability to comply with the financial covenants in its debt agreements depends primarily on its ability to generate substantial operating cash flows.

PAETEC Holding’s ability to comply with the financial covenants under the agreements that govern its $800 million principal amount of outstanding senior secured indebtedness and the $50 million that is available for borrowing under its revolving credit facility will depend primarily on its success in generating substantial operating cash flows. Under these debt agreements, PAETEC Holding is subject to quarterly compliance with a specified total leverage ratio and a specified fixed charge coverage ratio. Industry conditions and financial, business and other factors, including those identified as risk factors in this report, will affect PAETEC Holding’s ability to generate the cash flows it needs to meet those financial maintenance tests. PAETEC Holding’s failure to meet the tests could result in a default and acceleration of repayment of the indebtedness under its credit facilities. If the maturity of PAETEC Holding’s indebtedness were accelerated, it may not have sufficient funds to pay such indebtedness. In such event, PAETEC Holding’s lenders would be entitled to proceed against the collateral securing the indebtedness, which will include substantially all of PAETEC Holding’s assets.

PAETEC Holding’s substantial level of indebtedness could adversely affect its financial health and ability to compete.

PAETEC Holding has approximately $800 million of senior secured indebtedness and it has a revolving credit facility under which it may borrow up to an additional $50 million. This substantial level of indebtedness could have important consequences. For example, it may:

•

increase PAETEC Holding’s vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of its borrowings are at variable rates of interest;

•

require PAETEC Holding to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit PAETEC Holding’s ability to borrow additional funds to expand its business or alleviate liquidity constraints, as a result of financial and other restrictive covenants in its indebtedness;

•	limit PAETEC Holding’s ability to refinance all or a portion of its indebtedness on or before maturity;

•	limit PAETEC Holding’s ability to pursue its acquisition strategy;

•	limit PAETEC Holding’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	place PAETEC Holding at a competitive disadvantage relative to companies that have less indebtedness.

In addition, PAETEC Holding’s senior secured credit facilities impose operating and financial restrictions that limit PAETEC Holding’s discretion on some business matters, which could make it more difficult for PAETEC Holding to expand, finance its operations and engage in other business activities that may be in its interest. These restrictions limit the ability of PAETEC Holding and its subsidiaries to:

•	incur additional indebtedness and additional liens on their assets;

•	engage in mergers or acquisitions or dispose of assets;

•	enter into sale-leaseback transactions;

•	pay dividends or make other distributions;

•	voluntarily prepay other indebtedness;

•	enter into transactions with affiliated persons;

•	make investments; and

•	change the nature of their businesses.

Any additional indebtedness PAETEC Holding may incur in the future may subject it to similar or even more restrictive conditions.

PAETEC Holding may be unable to service its indebtedness.

PAETEC Holding may incur indebtedness in addition to the $800 million of senior secured indebtedness it has incurred, and the $50 million of additional indebtedness it may incur, under its new credit facilities. PAETEC Holding’s ability to make payments on or to refinance its indebtedness will depend on its ability in the future to generate cash flows from operations and to raise additional funds, including through the offering of equity or debt securities. PAETEC Holding may not be able to generate sufficient cash flows from operations or to raise additional funds in amounts necessary for it to repay its indebtedness when such indebtedness becomes due and to meet its other cash needs.

If PAETEC Holding does not successfully implement its acquisition strategy, any businesses that it may acquire could harm its results of operations and financial condition.

As part of its growth strategy, PAETEC Holding seeks to supplement internal expansion with acquisitions. PAETEC Holding is subject to various risks in connection with any acquisitions or series of acquisitions, including the following:

•	it may be unable to realize anticipated cost savings or operating efficiencies;

•	it may be unable to retain skilled management, technical, sales and back office personnel of acquired companies;

•	customers of acquired companies may resist its marketing programs, pricing levels or services;

•	it may experience difficulties in evaluating the historical or future financial performance of the acquired companies;

•

it may not successfully incorporate the services of acquired businesses into its package of service offerings or successfully integrate the network equipment and operating support systems of acquired businesses;

•	the attention it can devote to any one acquired company may be restricted by its allocation of limited management resources among various integration efforts;

•	its acquisition and integration activities may disrupt its ongoing business activities;

•	it may be unable to maintain uniform standards, controls, procedures and policies throughout all of its acquired companies;

•	it may be unable to successfully manage risks associated with entering new markets in which it has little or no experience;

•	its relationships with vendors may be adversely affected;

•	it may face brand awareness issues related to the acquired assets or customers; and

•	it may face prepayment of assumed liabilities from acquired companies.

Even if acquired companies eventually contribute to an improvement in PAETEC Holding’s operating results or financial condition, the acquisitions may adversely affect its operating results and financial condition in the short term. PAETEC Holding’s operating results may decrease as a result of transaction-related expenses it records for the period in which it completes an acquisition. PAETEC Holding’s operating results may be further reduced by the higher operating and administrative expenses it may incur in the periods immediately following an acquisition as it seeks to integrate the acquired business into its operations.

If PAETEC Holding does not compete effectively in the highly competitive market for network services, it could lose customers and revenue and may face more difficulties as it expands in existing markets and enters new markets.

The telecommunications industry is highly competitive, particularly with the advent of new technologies replacing traditional publicly switched telecommunications networks in favor of services transmitted over the Internet. PAETEC Holding will compete with current and potential market entrants, including:

•	AT&T, Verizon and other incumbent carriers, which are the large, former monopoly local telephone companies and their successors;

•	other competitive carriers;

•	competitive access providers;

•	cable television companies;

•	electric utilities;

•	Internet service providers and stand-alone VoIP providers;

•	wireless and satellite service providers; and

•	private networks built by large end-users.

Many of these competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than PAETEC Holding. As a result, these competitors may be able to develop and adopt new or emerging technologies more quickly, devote greater resources to the development, promotion and sale of their products and services, undertake more extensive marketing campaigns and adopt more aggressive pricing policies, particularly with respect to network services. This increased level of competition from its competitors could diminish PAETEC Holding’s market share and affect its ability to expand its business.

As a result of competitive pressures, PAETEC Holding will face increased price competition in the market for network services and, as a result, may not be able to achieve or sustain operating profitability, maintain adequate market share or achieve significant revenue growth.

In response to increased competition from incumbent carriers, and providers using new technologies including Internet Protocol, or “IP,” to transmit VoIP, competitive carriers like PAETEC Holding have reduced the prices they charge for their network services significantly in recent years. Moreover, in light of the mergers between AT&T and SBC, between MCI and Verizon and between AT&T and BellSouth, PAETEC Holding expects to face significant price and service competition with respect to its network services from these incumbents, which are the two largest incumbent carriers in the United States, as well as from other large established telephone companies that represent the dominant competition in all of PAETEC Holding’s service areas. PAETEC Holding expects to experience an overall increase in pricing pressures, particularly with respect to its network services, due to competition, volume-based pricing, and other factors. As a result, we cannot assure you that PAETEC Holding’s customers will select PAETEC Holding’s services over those of its competitors. In addition, prices for digital communications services in general have decreased historically, and we expect this trend to continue. As a result of these factors, we cannot predict whether demand for PAETEC Holding’s services will exist at prices that will enable it to maintain adequate market share or achieve significant revenue growth.

PAETEC Holding’s business will be subject to a variety of risks based on its dependence on regulations that continue to change.

Most of the network services and carrier services that PAETEC Holding will provide are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. These regulations, for example, can affect the types of services PAETEC Holding may offer, the rates it will be permitted to charge for its services and for the use of its network by other carriers, and the rates it must pay others for their services and for the use of their networks, all of which may reduce the revenue PAETEC Holding generates from its operating activities. Federal and state regulations also determine the level of contribution PAETEC Holding must make to state and federal telecommunication subsidy programs, as well as the terms under which PAETEC Holding may use any rights of way necessary for the operation of its business. If PAETEC Holding fails to comply with applicable regulations, or if the regulations change in a manner adverse to PAETEC Holding, including in any of the ways described in some of the following risk factors, its business and operating results may suffer.

If the FCC Adopts the Missoula Plan or otherwise changes its rules on intercompany compensation, our results of operations, cash flow and financial condition could be negatively affected.

If the FCC were to adopt the Missoula Plan for all traffic or otherwise change its rules on intercarrier compensation, it could have an adverse impact on PAETEC Holding’s ability to bill carriers for reciprocal compensation (including compensation for ISP-bound traffic) and access charges and could have a material adverse effect on PAETEC Holding’s results of operations, cash flow and financial position.

If PAETEC Holding is required to reduce the prices it will charge for some or all of its network services, its profitability may be negatively affected and its ability to continue to generate positive cash flows from operations may be diminished.

PAETEC Holding may be required to reduce the prices it will charge for some or all of its network services for the following reasons, which could adversely affect its profit margins and its ability to generate positive cash flows from operations:

•	the incumbent carriers in the markets PAETEC Holding serves already are offering the same or a similar bundle of local, long distance and data services that PAETEC Holding will offer;

•	the increasing use of data communications, including VoIP, by PAETEC Holding’s customers and target customers;

•

the mergers between AT&T and SBC, between MCI and Verizon and between AT&T and BellSouth may provide PAETEC Holding’s competitors with significant operating efficiencies and substantial financial and technical resources;

•

regulatory decisions generally have decreased regulatory oversight of incumbent carriers, which may increase the benefits these companies experience from their longstanding customer relationships and greater financial and technical resources, and may increase their ability to reduce prices for local and other network services by offsetting those reductions with revenue or profits generated by unrelated businesses, products or services; and

•

regulatory authorities have recently permitted incumbent carriers to price flexibly the rates they charge for some of the network services that PAETEC Holding will also provide rather than require them to charge a set rate.

If PAETEC Holding cannot continue to obtain key network elements from some of its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

PAETEC Holding will not be able to provide its local voice and data services on a profitable basis, if at all, unless PAETEC Holding is able to continue to obtain key network elements from some of its primary competitors on acceptable terms. To offer local voice and data services in a market, PAETEC Holding must connect its network with the networks of the incumbent carrier in a specific market. This relationship is governed by an interconnection agreement between the incumbent carrier and PAETEC Holding. PAETEC Holding’s network is interconnected in this manner with Verizon’s network in a majority of its markets under existing interconnection agreements with Verizon and, in a number of other markets, under existing interconnection agreements with BellSouth, which has merged with AT&T. PAETEC Holding also must lease from these or other providers the telephone and data transmission lines it needs to connect customers to its network. PAETEC Holding’s ability to provide its local voice and data services is dependent on existing regulations that require these network elements and wholesale services to be provided to competitive carriers on specified terms. Moreover, because PAETEC Holding relies on a limited number of suppliers for access to these network elements, it is vulnerable to the risk that it may not be able to renew its contracts with these suppliers on favorable terms or be able to obtain services promptly under these contracts.

In addition, recent and pending regulatory developments and related judicial decisions have restricted the list of network components that incumbent carriers are required to make available to competitive carriers, such as PAETEC Holding, on a nondiscriminatory basis. These developments or similar future developments could limit or terminate PAETEC Holding’s access to the network components it needs to provide local voice and data services. As a result of these regulatory changes, incumbent carriers may, in the future, be able to increase significantly the rates they charge PAETEC Holding for these network elements and services, or even decline to provide some network services under some circumstances. Accordingly, the rates charged by incumbent carriers or other network services providers under future interconnection agreements, leases or resale arrangements may not enable PAETEC Holding to offer usage rates low enough to attract a sufficient number of network services customers or to operate at satisfactory profit margins.

Before their mergers, AT&T and MCI offered some network services and elements in competition with the incumbent carriers. However the mergers between AT&T and SBC, between MCI and Verizon and between AT&T and BellSouth could significantly increase the cost of the high-speed circuits PAETEC Holding must lease to connect its customers to its switching equipment by reducing the number of providers that offer those high-speed circuits, thereby decreasing the competitive pressure on other carriers to maintain low rates for those circuits.

The regulatory treatment of VoIP and other IP-based products could affect PAETEC Holding’s ability to collect access charges, which could materially adversely affect PAETEC Holding’s revenue.

The regulatory treatment of VoIP could affect PAETEC Holding’s ability to collect access charges, especially to the extent that VoIP becomes a more significant service technology. In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the status of various VoIP products and services as either telecommunications services or information services is unclear. Services classified as information services are regulated by the FCC under Title I of the Communications Act and have historically been exempted from access charges, while telecommunications services, which are regulated under Title II of the Communications Act, are subject to access charges. The access charge regime was established under the Telecommunications Act to compensate carriers for the use of the networks of other carriers. The FCC has determined that long distance telecommunications services that originate and terminate on the public switched telephone network but that used IP conversion to transport the call from its point of origination to its point of termination constitute telecommunications services. Accordingly, long distance telecommunications services that originate or terminate on the traditional telephone network are subject to access charges. The FCC also has held the retail VoIP services of at least one provider to be interstate in nature. However, that determination remains subject to a pending judicial review and the more general regulatory classification of VoIP traffic carried by this and certain other service providers is not clear and remains pending before the FCC. In addition to its ongoing proceeding, the FCC has before it numerous petitions filed by incumbent carriers and others specifically concerned with the application of access charges to VoIP providers. PAETEC Holding’s ability to collect access charges could be materially adversely affected if the FCC determines that VoIP or other types of IP-based products should not be subject to access charges. PAETEC Holding cannot predict the outcome of the FCC’s or reviewing courts’ determinations regarding VoIP services, but, if positions adverse to PAETEC Holding are adopted, the company’s revenues associated with the receipt of access charges could suffer.

PAETEC Holding’s operating performance will suffer if it is not offered competitive rates for the access services it needs to provide its long distance services.

PAETEC Holding will depend on other telecommunications companies to originate and terminate a significant portion of the long distance traffic initiated by its network services customers. PAETEC Holding’s operating performance will suffer if it is not offered these access services at rates that are substantially equivalent to the rates charged to its competitors or that otherwise do not enable PAETEC Holding to have profitable pricing of its long distance services. Historically, access charges have made up a significant percentage of the overall cost associated with PAETEC’s and US LEC’s provision of long distance service. If PAETEC Holding cannot obtain access rates on a parity with its competitors, its business and operating results will be adversely affected.

Significant price increases and uncertainties about the availability of broadband network elements could have a material adverse affect on PAETEC Holding’s business.

In December 2004, the FCC adopted an order establishing new rules for unbundled network elements, or “UNEs.” Under the order, effective in March 2005, incumbent carriers are free to charge commercially available rates, instead of regulated rates, for such services and under some circumstances may decline to provide such services altogether. The majority of PAETEC Holding’s high capacity circuits are not UNE-based. Rather, the company leases the majority of their customer circuits and other dedicated transport facilities either directly from the incumbent carriers as special access facilities or from other competitive carriers. If PAETEC Holding seeks or needs to rely on UNEs, the FCC’s order could remove a significant opportunity for future cost savings for PAETEC Holding, which could have a material adverse effect on PAETEC Holding’s business operations.

The FCC has undertaken a review of special access pricing which, if decided adversely to PAETEC Holding, could have an adverse impact on the prices it pays for components of its network.

In January 2005, the FCC initiated a comprehensive review of rules governing the pricing of special access services offered by incumbent carriers that are subject to price cap regulation. Special access rates are currently subject to price cap regulations, coupled with pricing flexibility rules, which permit incumbent carriers to offer volume and term discounts with respect to special access services. Current regulations also permit the exemption of special access services in a defined geographic area from price cap controls based on showings of competition. The FCC’s review tentatively concluded that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices. The FCC, however, has also proposed that an examination be undertaken to determine whether the current triggers for pricing flexibility, which are based on levels of collocation by competitors within the defined geographic area, provide an accurate assessment of competition.

The FCC also has sought comment on whether some aspects of incumbent carriers’ special access tariff offerings are unreasonable, such as basing discounts on previous volumes of service, tying nonrecurring charges and termination penalties to term commitments, and imposing use restrictions in connection with discounts. Some of these offerings under consideration are particularly important to PAETEC Holding and, if found unreasonable by the FCC, could result in significant price increases for special access services. In view of the fact that the proposed rulemaking remains pending, PAETEC Holding cannot predict the impact, if any, implementation of the FCC’s proposals would have on its network cost structure. However, if any of the matters addressed in the proposed rulemaking are decided adversely to PAETEC Holding, such a decision could result in increased prices for special access services, which could have a material adverse effect on PAETEC Holding’s ability to purchase special access at competitive prices.

In 2005, the FCC conditioned the mergers between AT&T and SBC and between Verizon and MCI on their preservation of pricing levels for some special access services for a period of 30 months, or until May 2008, in the case of the AT&T/SBC merger or until July 2008, in the case of the Verizon/MCI merger. More recently, in December 2006, the FCC imposed similar conditions, and in some cases required a reduction in special access pricing, in connection with the merger between AT&T and BellSouth until June 2010. Although these conditions are expected to preserve existing pricing levels for some special access services in the near term, the longer term effect of these conditions and their impact, if any, on PAETEC Holding’s ability to purchase special access at competitive rates is unclear, particularly if AT&T and Verizon are able to raise prices significantly for these special access services following the expiration of the conditions. In addition, the FCC’s order approving the merger between AT&T and BellSouth is expected to be subject to judicial review. PAETEC Holding cannot predict the result of any such review, including its effect on special access services.

Recent regulatory decisions exempting incumbent carriers from the provisions of Title II of the Communications Act with regard to the provision of certain broadband services could have an adverse effect on the cost of operating PAETEC Holding’s network.

On December 20, 2004, Verizon filed a petition with the FCC seeking to forbear the application of Title II regulations to some stand-alone broadband services, such as ATM, Frame Relay and similar packet-switched or IP-based services. These regulations, among other things, require Verizon to price retail and wholesale services under tariff, provide those services as a carrier of last resort and maintain those services, including pricing, under the control of regulatory authorities. In March 2006, the FCC announced that Verizon’s forbearance petition was deemed granted, although this action is the subject of an appeal. Because the FCC issued no formal order, the scope of the forbearance grant is not clear. PAETEC Holding purchases some of the affected services from Verizon and is in discussions with Verizon as to the effect of the FCC’s action on current rates, terms and conditions of these. The FCC may consider further deregulation of the broadband services of other incumbent carriers, which could increase PAETEC Holding’s costs for some of these services. AT&T, Frontier, Sprint and others have filed similar petitions for forbearance. PAETEC Holding cannot predict the effect, if any, that the grant of this petition and similar forbearance requests will have on its network expenses, but if the rates, terms and conditions associated with current services subject to the petition are negotiated adversely to PAETEC Holding, its business could suffer.

An inability to market and develop additional services may adversely affect PAETEC Holding’s ability to retain existing customers or attract new customers.

PAETEC Holding will offer local, long distance, data, Internet, VoIP and other telecommunications services. To address the future needs of its customers, PAETEC Holding is required to market and develop additional services. PAETEC Holding may not be able to continue to provide the range of telecommunication services that its customers need or seek. PAETEC Holding may lose some of its customers or be unable to attract new customers if it cannot offer these services.

Regulatory initiatives may continue to reduce the maximum rates PAETEC Holding is permitted to charge long distance service providers for completing calls by their customers to customers served by its network, and for transferring calls by its customers onto their networks and for terminating local calls.

The rates that PAETEC Holding charges long distance service providers for originating or terminating interstate and intrastate calls initiated by their customers to customers served by the PAETEC Holding network, and for transferring calls by its customers onto the long distance carrier’s network, cannot exceed the rates established by federal and, in some cases, state regulatory authorities. Currently, there are several pending FCC and state regulatory proceedings addressing these rates. The outcome of these proceedings could result in a material reduction in the permissible rates PAETEC Holding may charge some carriers for originating and terminating traffic. Similarly, the rates PAETEC Holding may charge to local carriers to terminate local calls made by their customers to PAETEC Holding’s customers are governed by state regulatory authorities and agreements between the local carriers and PAETEC Holding. In the future, various state regulatory authorities may institute proceedings aimed at reducing the rates PAETEC Holding may charge local service providers for terminating local traffic. Such reductions in originating and terminating rates could have a material adverse effect on PAETEC Holding’s business and cash flow.

If PAETEC Holding is unable to raise additional capital, its ability to expand its business and to meet its obligations will be limited.

The development and expansion of PAETEC Holding’s networks will require substantial capital investment. If PAETEC Holding chooses to accelerate the expansion of its business, it will require additional capital. It may also require additional capital to fund payments of its indebtedness as an increasing amount of its indebtedness becomes due and payable. If PAETEC Holding cannot successfully obtain additional financing for necessary purposes on acceptable terms, PAETEC Holding could be at a competitive disadvantage relative to competitors with significant capital or the ability to raise significant capital for expansion. Restrictions under PAETEC Holding’s senior secured credit facilities limit its ability to incur additional debt, and any additional debt may place significant limits on PAETEC Holding’s financial and operating flexibility.

If PAETEC Holding is unable to manage its business effectively, its prospects for profitable operations will be harmed.

To achieve and sustain operating profitability, PAETEC Holding is required to maintain its revenue, control expenses and otherwise manage its business efficiently. This places significant demands on PAETEC Holding’s management and other employees, its operational and financial systems, and its internal controls and procedures. If PAETEC Holding fails to manage its operations effectively, PAETEC Holding may experience higher costs of operations, a decline in service quality, the loss of customers, and other limitations that would adversely affect its prospects for profitable operations.

If PAETEC Holding is unable to maintain or enhance its back office information systems, it may not be able to increase its revenue as planned or compete effectively.

Sophisticated back office information systems are vital to PAETEC Holding’s revenue growth and its ability to monitor costs, bill customers, initiate, implement and track customer orders and achieve operating efficiencies. To increase revenue, PAETEC Holding must select products and services offered by third-party vendors and efficiently integrate those products and services into its existing back office operations. PAETEC Holding may not successfully implement these products, services and systems on a timely basis, and its systems may fail to perform as it expects. A failure or delay in the expected performance of its back office systems could slow the pace of its expected revenue growth or harm its competitiveness by adversely affecting its service quality, which could lead to a loss of existing customers or a failure to attract and retain new customers.

Changes in technology, service offerings and customer preferences could affect PAETEC Holding’s ability to compete in the marketplace for telecommunications and information services.

PAETEC Holding faces rapid and significant changes in technology. The telecommunications industry has changed significantly over the past several years and is continuing to evolve rapidly. Emerging technologies and services, such as VoIP applications, broadband services and advanced wireless offerings, could alter the economic conditions under which the telecommunications and information services industry operates. New technologies also could lead to the development of new, more convenient and cost-effective services. In addition, the preferences and requirements of customers are rapidly changing. For example, telecommunications customers are increasingly using wireless forms of communication, such as handheld Internet-access devices and cell phones, which has resulted in a decline in the volume of voice traffic carried by traditional wireline telecommunications networks and has likely resulted in a decrease in the average minutes of use generated by customers of wireline communications services providers, including PAETEC Holding. PAETEC Holding expects this trend to continue.

PAETEC Holding’s ability to retain existing customers and attract new customers may be highly dependent on whether it is able to deliver new technologies and services that have significant customer acceptance, whether it is able to adopt those new technologies and offer those new services in a timely and effective manner, and whether it is able to compete successfully against other service providers that introduce the same or similar new technologies and offer substantially similar new services. PAETEC Holding cannot predict the effect of technological changes on its business. The development and offering of new services in response to new technologies or consumer demands may require PAETEC Holding to increase its capital expenditures significantly. In addition, new technologies may be protected by patents or other intellectual property laws and therefore may only be available to PAETEC Holding’s competitors and not to PAETEC Holding.

If PAETEC Holding is unable to install additional network equipment or convert its network to more advanced technology, it may not be able to compete effectively.

PAETEC Holding’s long-term business strategy may require it to convert its existing network to a network using more advanced technology. PAETEC Holding may not have or be able to raise the significant capital that a conversion may require, or be able to complete the installation of additional network equipment and the conversion to more advanced technology in a timely manner, at a commercially reasonable cost or at all. PAETEC Holding also may face technological problems that cannot be resolved. If PAETEC Holding is unable successfully to install or operate new network equipment or convert its network to a network using more advanced technology, it may not be able to compete effectively, and its results of operations could be adversely affected.

Network failures or system breaches could cause delays or adversely affect PAETEC Holding’s service quality, which may cause PAETEC Holding to lose customers and revenue.

In operating its network, PAETEC Holding must maintain connections for, and manage, a large number of customers and a large quantity of traffic at high speeds. Any failure or perceived failure to achieve or maintain high-speed data transmission could significantly reduce demand for PAETEC Holding’s services and adversely affect its operating results. PAETEC Holding has experienced outages, such as temporary switch outages, that have prevented it from providing uninterrupted services to some of its customers. Outages such as these have resulted in lost revenue and could cause PAETEC Holding to lose customers in the future. PAETEC Holding may, in the future, experience similar or more severe outages or other network failures or breaches.

In addition, computer viruses, break-ins, human error, natural disasters and other problems may disrupt PAETEC Holding’s network. The network security and stability measures PAETEC Holding implements may be circumvented in the future or otherwise fail to prevent the disruption of its services. The costs and resources required to eliminate computer viruses and other security problems may result in interruptions, delays or cessation of services to PAETEC Holding’s customers, which could result in a decrease in demand, decrease PAETEC Holding’s revenue and slow its planned expansion.

If PAETEC Holding’s network or other ground facilities are damaged by natural catastrophes or terrorism, its ability to provide services may be interrupted and the quality of its services may be adversely affected.

A major earthquake, hurricane, tornado, fire, terrorist attack on the United States, or other catastrophic event could damage PAETEC Holding’s network, network operations center, central offices or corporate headquarters. Such an event could interrupt PAETEC Holding’s service, adversely affect service quality and harm its business. PAETEC Holding does not have replacement or redundant facilities that it can use to provide alternative means of service to all customers or under every circumstance in the event of a catastrophic event. Any damage to PAETEC Holding’s network could result in degradation of its service for some customers and could result in complete loss of service in affected areas.

If PAETEC Holding does not retain its senior management and continue to attract and retain qualified personnel and independent sales agents, it may not be able to execute its business plan.

PAETEC Holding’s senior management team has extensive experience in the telecommunications industry. As a result, the loss of the services of one or more members of PAETEC Holding’s senior management could impair its ability to implement its integration plan and execute its business strategy, which could hinder its ability to achieve and sustain profitability. PAETEC Holding also could be less prepared to respond to technological or marketing developments, which could reduce its ability to serve its customers and could lower the quality of its services. PAETEC Holding has not entered into employment agreements with, and does not have key-man life insurance covering, any members of its senior management team.

PAETEC Holding faces competition for qualified personnel, including management, technical and sales personnel. PAETEC Holding also relies on a large number of independent sales agents to market and sell its services. If PAETEC Holding is unable to attract and retain experienced and motivated personnel, including a large and effective direct sales force and a substantial number of sales agents, PAETEC Holding may not be able to obtain new customers or sell sufficient amounts of service to execute its business plan.

PAETEC Holding and other industry participants are frequently involved in disputes over issues that are important to PAETEC Holding’s financial and operational success. Further legislation and regulatory rulemaking are expected to occur as the industry continues to deregulate and as PAETEC Holding enters new markets or offers new products. The introduction of new legislation or regulations adverse to PAETEC Holding could harm its business and operating results.

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressure have resulted in the involvement by numerous industry participants, including PAETEC Holding, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to the financial and operational success of PAETEC Holding. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, inter-carrier compensation, access charges applicable to different categories of traffic, including traffic originating from or terminating on wireless networks, the jurisdiction of traffic for inter-carrier compensation purposes, the wholesale services and facilities available to PAETEC Holding, the price PAETEC Holding will pay for those services and facilities, and the regulatory treatment of new technologies and services. PAETEC Holding anticipates that it will continue to be involved in various disputes, lawsuits, arbitrations and proceedings over these and other material issues. PAETEC Holding also anticipates that further legislative and regulatory rulemaking will occur at the federal and state level as the industry faces further deregulation and as PAETEC Holding enters new markets or offers new products. New legislation or regulations adverse to PAETEC Holding and changes in governmental policy on issues material to PAETEC Holding could cause its business and prospects to suffer.

The outcome of the FCC pending rule-making proceeding addressing the proper framework for intercarrier compensation could have a material adverse effect on PAETEC Holding’s results of operations, cash flow and financial position.

Intercarrier compensation, including exchange access and reciprocal compensation, are currently the subject of an ongoing proceeding before the FCC designed to reform the way carriers and service providers pay other carriers and providers for the use of their respective networks. A relatively recent filing at the FCC, known commonly as the Missoula Plan, is widely anticipated to be the blueprint for nationwide intercarrier compensation reform. The Missoula Plan provides a comprehensive proposal to reduce and unify interstate and intrastate, originating and terminating usage-sensitive intercarrier compensation rates for all traffic. If adopted, the Missoula Plan would create three classes of carriers and set forth a timetable for the unification of rates within each respective class. Class 1 consists of the regional Bell Operating Companies and their competitors, including competitive carriers such as PAETEC and US LEC, and wireless, cable and VoIP operators; Class 2 consists of mid-size wireline incumbents; and Class 3 consists of rural telephone companies. PAETEC Holding cannot predict the effect that the implementation of the Missoula Plan would have on its business or results of operations, although significant changes to the current rules governing intercarrier compensation, including implementation of the Missoula Plan, could have a material adverse effect on PAETEC Holding’s collection and payment of reciprocal compensation and access fees.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

PAETEC’s corporate headquarters and its network operations center are located in Fairport, New York. The facility consists of approximately 100,000 square feet of office space, under a 20-year lease expiring in April 2021.

In addition to its corporate headquarters, as of December 31, 2006, PAETEC maintained 29 sales offices in various U.S. locations under leases expiring between March 2007 and December 2014. These offices contain a total of approximately 196,000 square feet of office space and range in area from approximately 2,000 square feet to approximately 20,000 square feet. The following table lists the location of each of PAETEC’s sales offices:

California	Massachusetts	Pennsylvania
Culver City	Boston	Eddystone
Irvine	Waltham	Horsham
San Diego		Pittsburgh
Maryland
	Baltimore	Rhode Island
Connecticut		Providence
Hartford	New Hampshire
Manchester
Florida		Metropolitan
Daytona Beach	New Jersey	Washington, D.C.
Fort Lauderdale	Clark	Reston, Virginia
Orlando	Newark	Washington, D.C.
Tampa	Voorhees	.

Illinois	New York
Chicago	Albany
Fairport
Long Island
New York City
Newburgh
Purchase
Syracuse
Williamsville

As of December 31, 2006, PAETEC maintained 13 leased network equipment sites that contain a total of approximately 114,000 square feet of equipment space, which PAETEC generally occupies with its network equipment and the equipment of its customers and other end users. PAETEC’s leases for the sites, which range in area from approximately 5,000 square feet to approximately 15,000 square feet, expire between September 2008 and August 2016. The following table lists the location of each of PAETEC’s network equipment sites:

California Los Angeles (two sites)	Massachusetts Boston	Pennsylvania Philadelphia

Florida Miami Tampa	New Jersey Newark	Virginia Sterling

Illinois Chicago	New York Albany New York City (two sites) Rochester

PAETEC intends to lease additional sales offices and network equipment sites as it expands. PAETEC believes that necessary space will be available on a commercially reasonable basis to accommodate its anticipated growth.

Item 3.	Legal Proceedings.

From time to time, PAETEC is subject to legal proceedings within the normal course of operations. PAETEC is not a party to any pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of PAETEC Holding security holders in the fourth quarter of 2006.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Stock

Since March 1, 2007, PAETEC Holding’s common stock has been listed on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC and has been trading on this exchange under the symbol “PAET.” Before the completion of the combination of PAETEC Corp. and US LEC Corp. on February 28, 2007, PAETEC Holding was a wholly-owned subsidiary of PAETEC Corp., which was privately held. As a result of the merger, PAETEC Corp. and US LEC Corp. became subsidiaries of PAETEC Holding.

The high and low sale prices of the PAETEC Holding common stock in March 2007 as reported on the Nasdaq Global Select Market were $20.40 and $8.75, respectively.

As of March 1, 2007, the common stock was held of record by approximately 630 stockholders.

Dividend Policy

Neither PAETEC Holding nor its predecessor, PAETEC Corp., has ever declared or paid cash dividends on its common stock. Future declaration and payment of dividends, if any, on the common stock are within the absolute discretion of the board of directors and will be determined in light of factors deemed relevant by the board of directors, including PAETEC Holding’s earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

The agreements governing PAETEC Holding’s senior secured credit facilities limit PAETEC Holding’s ability to pay cash dividends on its capital stock. Under those agreements, PAETEC Holding may pay cash dividends in an aggregate amount not to exceed $5.0 million, assuming no event of default then exists under the agreements or would result from the payment of the cash dividends. PAETEC Holding also may pay additional cash dividends in an aggregate amount not to exceed $15.0 million, assuming that no event of default then exists or would result from the payment of the cash dividends and that PAETEC Holding satisfies specified total leverage and total fixed charge coverage ratios on a pro forma basis after giving effect to the payment of the dividends. Additional cash dividends may be paid in an aggregate amount not to exceed the remainder of a specified cumulative retained excess cash flow amount less the aggregate amount of cash dividends previously paid, assuming that no event of default then exists or would result from the payment of the cash dividends and that PAETEC Holding satisfies specified total leverage and total fixed charge coverage ratios on a pro forma basis after giving effect to the payment of the dividends.

Issuer Purchases of Equity Securities

No reportable matters occurred during the quarter ended December 31, 2006.

Recent Sales of Unregistered Equity Securities

PAETEC Holding did not engage in any post-formation sales of equity securities from the date its formation in August 2006 through December 31, 2006 that were not registered under the Securities Act. PAETEC Corp., PAETEC Holding’s predecessor, engaged in unregistered sales of its equity securities during 2006 as described below. The information presented does not reflect the conversion and exchange of each share of PAETEC Corp. Class A common stock shown into 1.623 shares of PAETEC Holding common stock in accordance with the merger of PAETEC Corp. and US LEC Corp. Unless otherwise indicated below, the consideration for all such sales, other than transactions in restricted stock units, was cash.

In 2006, PAETEC Corp. issued 37,562 shares of Class A common stock to its employees upon their exercise of options issued under the PAETEC Corp. 1998 Incentive Compensation Plan or the PAETEC Corp. 2001 Stock Option and Incentive Plan at an exercise price of $0.40 per share. PAETEC Corp. received aggregate consideration of $15,025. In 2006, PAETEC Corp. issued restricted stock units for 4,475,000 shares of Class A common stock to its employees pursuant to the PAETEC Corp. 2001 Stock Option and Incentive Plan or the PAETEC Corp. Executive Incentive Plan for no cash consideration. The issuances of securities in the foregoing transactions were effectuated without registration under the Securities Act in reliance on Section 4(2) thereof, Regulation D thereunder, or Rule 701 thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

As part of PAETEC Corp.’s leveraged recapitalization in June 2006, specified Class B common stockholders of PAETEC Corp. entered into an agreement with PAETEC Corp. to cause the conversion of all 2,635,000 outstanding shares of Class B common stock into an equal number of shares of Class A common stock of PAETEC Corp. in accordance with the terms of the PAETEC Corp. restated certificate of incorporation and to provide the specified Class B common stockholders with the right to receive at a specified future date 3.4 million additional shares of Class A common stock for no additional consideration. In accordance with the agreement, as modified in January 2007, these additional shares were issued in January 2007. To induce specified initial stockholders to provide the consents, approvals, waivers, releases and other agreements required to complete the leveraged recapitalization, PAETEC Corp. issued to these initial stockholders, in June 2006, 690,065 shares of Class A common stock for no additional consideration. The issuances of securities in the foregoing transactions were effectuated without registration under the Securities Act in reliance on Section 4(2) thereof, Regulation D thereunder or Section 3(a)(9) thereof. None of such transactions was effectuated using any form of general advertising or general solicitation as such terms are used in Regulation D under the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates or other instruments issued in such transactions. All such recipients either received adequate information about PAETEC Corp. or had access, through employment or other relationships, to such information.

Item 6.	Selected Financial Data

The following tables show the selected consolidated statements of operations data, balance sheet data, other financial data and operating data of PAETEC Corp. as of and for each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are included elsewhere in this report. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2003 and 2002 and the selected balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not included in this report. Our historical results are not necessarily indicative of our results for any future period.

You should read the data set forth below together with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004		2003	2002
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Network services revenue	$460,347	$400,717	$316,731		$263,929	$203,304
Carrier services revenue	88,284	76,685	70,767		72,066	58,510
Integrated solutions revenue	37,671	32,022	26,173		27,675	27,388

Total revenue	586,302	509,424	413,671		363,670	289,202
Cost of sales (exclusive of depreciation and amortization shown separately below)	282,169	237,809	168,115		143,132	122,795
Retroactive network cost discount	—	(1,750)	—		—	—
Litigation settlement	1,500	(860)	—		—	—

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	219,516	193,846	172,075		155,177	141,068
Withdrawn initial public offering and related terminated new senior secured credit facility expenses	—	4,553	—		—	—
Leveraged recapitalization related costs	15,153	—	—		—	—
Depreciation and amortization	34,618	29,076	22,808		19,871	20,566

Income from operations	33,346	46,750	50,673		45,490	4,773

Change in fair value of Series A convertible redeemable preferred stock conversion right	(10,778)	10,778	—		—	—
Loss on extinguishment of debt	5,081	—	—		—	—
Other income, net	(4,509)	(3,098)	(715)		(407)	(510)
Interest expense	27,319	10,472	10,911		10,737	14,745

Income (loss) before income taxes and cumulative effect of a change in accounting principle	16,233	28,598	40,477		35,160	(9,462)
Provision for (benefit from) income taxes	8,430	14,124	(37,158	)(1)	685	—

Income (loss) before cumulative effect of a change in accounting principle	7,803	14,474	77,635	(1)	34,475	(9,462)

Cumulative effect of a change in accounting principle	—	—	—		—	(12,976	)(2)

Net income (loss)	$7,803	$14,474	$77,635		$34,475	$(22,438)

(Loss) income allocated to common stockholders	$(33,155)	$(623)	$39,495		$13,298	$(34,547)

(Loss) income per common share—basic (3)	$(1.05)	$(0.02)	$1.35		$0.46	$(1.20)

(Loss) income per common share—diluted (3) (4)	$(1.05)	$(0.02)	$1.25		$0.44	$(1.20)

Weighted average number of common shares outstanding	31,686,214	29,312,020	29,259,615		29,107,330	28,819,093

Weighted average number of common shares outstanding including dilutive effect of potential common shares	31,686,214	29,312,020	31,657,760		30,163,364	28,819,093

	Year Ended December 31,
	2006	2005	2004		2003	2002
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$46,885	$49,394	$45,882		$51,824	$24,288

Property and equipment, net	167,566	151,994	132,776		120,707	111,810
Total assets	379,740	355,230	334,573	(1)	263,467	231,321

Long-term debt (including current portion)	373,786	111,886	132,126		145,173	156,114

Series A convertible redeemable preferred stock	—	193,164	178,067		164,043	151,017
Total stockholders’ deficit	(93,315)	(50,618)	(49,049	)(1)	(114,512)	(137,848)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Other Financial Data:

Capital expenditures	$49,295	$38,156	$33,545	$28,729	$26,443

Net cash (used in) provided by financing activities	(8,202)	(29,131)	(25,236)	(15,608)	4,978

Free cash flow (5):
Net cash provided by (used in) operating activities	53,555	64,451	57,894	67,100	13,263
Net cash used in investing activities	(47,862)	(31,808)	(38,600)	(23,956)	(30,832)

Free cash flow (deficit)	$5,693	$32,643	$19,294	$43,144	$(17,569)

Adjusted EBITDA (6)	$91,798	$82,072	$73,650	$65,415	$25,421

	As of December 31,
	2006	2005	2004	2003	2002
Operating Data:

Geographic markets served (7)	29	29	27	27	27

Number of switches deployed (8)	13	12	11	10	9

Total digital T1 transmission lines installed (9)	52,371	40,621	30,346	22,454	16,236

Network services digital T1 transmission lines installed (10)	42,017	32,169	23,366	16,666	12,022

Percentage of network services digital T1 transmission lines disconnected (11)	9.2%	6.7%	8.6%	8.4%	8.8%

Total access line equivalents installed (9)	1,256,904	974,904	728,304	538,896	389,664

Total employees	1,312	1,231	1,124	1,062	978

(1)	Includes the recognition of a non-cash net deferred income tax benefit of $38.2 million. For additional information about this benefit, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2005 Compared with 2004—Income Taxes.”
(2)	Represents a non-cash charge of $13.0 million relating to an impairment of goodwill as a result of PAETEC’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
(3)	Basic and diluted net income per common share for the years ended December 31, 2005, 2004 and 2003 were calculated using the “two-class” method in accordance with Emerging Issues Task Force Bulletin No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, by dividing undistributed income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period, after giving effect to the participating security, which was PAETEC’s convertible redeemable preferred stock that was outstanding in those periods. During the second quarter of 2006, as part of a leveraged recapitalization, PAETEC converted or repurchased all of its outstanding preferred stock.
(4)	Potential common shares, which under the treasury stock method consist of stock options, warrants, and restricted stock units, and preferred stock assuming the full conversion of such preferred stock, are excluded from the diluted net loss per common share calculations in 2002, 2005, and 2006 because the effect of their inclusion would have been anti-dilutive. As of December 31, 2006 there were no shares of convertible redeemable preferred stock outstanding.
(5)	Free cash flow, as defined by PAETEC, consists of net cash provided by (used in) operating activities less net cash used by investing activities. Free cash flow is not a financial measurement prepared in accordance with generally accepted accounting principles. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Free Cash Flow Presentation” for PAETEC’s reasons for including free cash flow data in this report and for material limitations with respect to the usefulness of this measurement.
(6)	Adjusted EBITDA represents net (loss) income before interest, provision for (benefit from) income taxes, depreciation and amortization, change in fair value of Series A convertible redeemable preferred stock conversion right, stock-based compensation, withdrawn initial public offering and related terminated new senior secured credit facility expenses, leveraged recapitalization related costs, and loss on extinguishment of debt. Adjusted EBITDA is not a financial measurement prepared in accordance with generally accepted accounting principles. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of the differences between adjusted EBITDA and net (loss) income, as net (loss) income is calculated in accordance with generally accepted accounting principles:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net income (loss)	$7,803	$14,474	$77,635	$34,475	$(22,438)

Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	34,618	29,076	22,808	19,871	20,566
Interest expense, net of interest income	24,995	9,067	10,365	10,384	14,317
Provision for (benefit from) income taxes	8,430	14,124	(37,158)	685	—

EBITDA	$75,846	$66,741	$73,650	$65,415	$12,445
Change in fair value of Series A convertible redeemable preferred stock conversion right	(10,778)	10,778	—	—	—
Stock-based compensation	6,496	—	—	—	—
Withdrawn initial public offering and related terminated new senior secured credit facility expenses	—	4,553	—	—	—
Leveraged recapitalization costs	15,153	—	—	—	—
Loss on extinguishment of debt	5,081	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	12,976

Adjusted EBITDA	$91,798	$82,072	$73,650	$65,415	$25,421

(7)	Each market represents a geographic area in which PAETEC offers its network services.
(8)	Switches are computers that connect customers to PAETEC’s network and transmit voice and data communications over the network.
(9)	An access line is a telephone line that extends from one of PAETEC’s central offices to a customer’s premises. PAETEC connects customers to its network by leasing digital T1 telephone and data transmission lines linking its customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. PAETEC calculates the number of access line equivalents it has installed by multiplying the number of digital T1 transmission lines it has installed by 24. A portion of the increase in digital T1 transmission lines and access line equivalents in 2004 was attributable to the 700 digital T1 transmission lines used by customers PAETEC acquired from Covista Communications in August 2004.
(10)	Represents the number of digital T1 transmission lines installed PAETEC’s network services business.
(11)	Represents the number of network services digital T1 transmission lines disconnected during the period as a percentage of network services digital T1 transmission lines installed as of the end of the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report. This discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those described in “Risk Factors.” Actual results may differ materially from those expressed in or implied by these forward-looking statements.

Overview

PAETEC Holding Corp.

On February 28, 2007, PAETEC Corp. completed its combination by merger with US LEC Corp., creating one of the largest competitive carriers in the United States. Before the combination, PAETEC Holding Corp. was a wholly-owned subsidiary of PAETEC Corp. formed by PAETEC Corp. to complete the merger. PAETEC Holding had no operations or material assets before the merger. As a result of the merger, PAETEC Corp. and US LEC Corp. became wholly-owned subsidiaries of PAETEC Holding.

Pursuant to the merger, each outstanding share of Class A common stock of PAETEC Corp. was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding and each outstanding share of US LEC Class A common stock was converted into the right to receive 1.000 share of the common stock of PAETEC Holding. At the effective time of the merger, each then outstanding option, warrant or other right to acquire common stock of PAETEC Corp. or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right was adjusted based on the applicable exchange ratio.

As part of the transaction, PAETEC Holding obtained $850 million of new senior secured credit facilities from a syndicate of lenders. Of the proceeds, $800 million were used, together with a portion of cash on hand, to refinance substantially all of the senior secured indebtedness of PAETEC Corp. and US LEC and to repurchase all outstanding shares of US LEC’s preferred stock.

PAETEC Holding is integrating the operations of PAETEC Corp. and US LEC to achieve anticipated significant cost efficiencies from the consolidation of sales and marketing, customer service, provisioning and installation, and information technology, purchasing, financial, administrative and other functions. We believe the merger will provide substantial strategic and financial benefits, including strategic benefits arising from a greater geographic scope of operations, broader product offerings and enhanced customer service capabilities, significant anticipated cost savings, improved operational efficiencies and synergies, and increased financial strength and flexibility.

PAETEC Holding has accounted for the merger as a purchase of US LEC, using the purchase method of accounting. As a result of the merger, PAETEC Holding’s business, financial condition and results of operations for periods after February 28, 2007 will include the business, financial condition and results of operations of PAETEC Corp., US LEC Corp. and their respective subsidiaries. The business, financial condition, results of operations and changes in cash flows of PAETEC Holding for periods before March 1, 2007 represent the historical activities of PAETEC Corp. As a result, the information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations represents historical information concerning PAETEC Corp. without giving effect to the merger. Unless the context otherwise requires, references below to “PAETEC” mean PAETEC Corp. and its subsidiaries, as predecessor to PAETEC Holding without giving effect to the merger.

Historical Overview of PAETEC

PAETEC is a provider of integrated communications services, including local and long distance voice services, data and Internet services, and software applications, network integration and managed services. PAETEC currently provides these services to approximately 19,100 medium-sized and large businesses, institutions and other communications-intensive users within its 29-market service area. PAETEC currently has approximately 1,300 employees, including approximately 275 direct sales professionals. As of December 31, 2006, PAETEC had in service 52,371 digital T1 transmission lines, which represented the equivalent of 1,256,904 telephone lines, for approximately 19,100 core network services and carrier services customers in its 29-market service area. PAETEC is headquartered outside of Rochester, New York and had approximately 1,300 employees as of December 31, 2006.

Since its formation in 1998, PAETEC has broadened its range of service offerings, developed and installed its network and back office systems, and expanded its customer base. PAETEC’s net losses during its initial years of operations were largely attributable to the costs associated with developing PAETEC’s back office and sales capabilities. PAETEC first achieved annual operating income in 2002 and first achieved annual net income in 2003. PAETEC generated net income of $7.8 million for 2006. As of December 31, 2006, PAETEC had outstanding debt obligations of $373.8 million and cash and cash equivalents of $46.9 million. Since the fourth quarter of 2002, PAETEC has generated sufficient cash flow from operations to fund its capital expenditures and service its debt.

Since its formation, PAETEC has experienced substantial growth, increasing its total revenue from $23.3 million for 1999 to $586.3 million for 2006. PAETEC believes that its focus on providing services to medium-sized and large end-user customers has been instrumental to its continued revenue growth. Revenue generated by end-user customers represents all of PAETEC’s network services revenue and integrated solutions offerings revenue and represented approximately 85% of PAETEC’s total revenue for 2006. PAETEC’s carrier services business generated the remainder of its revenue for this period.

To supplement PAETEC’s internal growth, the company has pursued an acquisition strategy that it believes would allow it to increase penetration of its current markets, expand into new markets and enhance its ability to sell and deliver value-added services. In accordance with this strategy, PAETEC has focused its acquisition efforts on local and long distance providers, on enhanced service providers and on interconnect companies that sell, install and maintain data and voice networks for customers. From November 1998 through 2006, PAETEC acquired all of the outstanding stock of East Florida Communications, Campuslink Communications Systems, Inc., Pinnacle Software Corporation and American Long Lines, Inc. and the customer bases or other assets of Standard Communications, Inc., Telperion Development Corporation, Data Voice Networks, Inc. and Covista Communications, Inc. The operating results attributable to these acquisitions are included in PAETEC’s consolidated statements of operations from the dates of those acquisitions.

PAETEC’s senior management team manages the company’s business as a consolidated entity. All of PAETEC’s products and services, sales channels and targeted customer bases are similar or related, and all of PAETEC’s products and services are supported by similar network operations, back office systems and technology requirements. PAETEC accordingly operates and manages its business as one segment.

Trends Affecting Our Business. The telecommunications industry has remained highly competitive in an environment marked by overcapacity in some sectors and increased deregulation. Market forces and changes in government regulations have required, and may continue to require, us to reduce rates for some of the services we provide. These trends will likely reduce our historical rate of revenue growth and continue to exert pressure on our operating margins. We believe, however, that these reduced rates have been and in 2007 will continue to be offset by increased sales volume. In addition, we believe that the relatively long-term nature of our agreements with customers of our network services, which have an average initial term of three years, should reduce the likelihood that we will experience significant, rapid decreases in the rates we charge for our services.

Wireless Substitution. As telecommunications customers increasingly use wireless forms of communication, such as hand-held Internet access devices and cell phones, the volume of traffic carried by traditional wireline telecommunications networks has declined and is expected to continue to decline. Although we believe this trend is most pronounced in the residential marketplace, wireless substitution also has had an adverse effect on the wireline usage patterns of the medium-sized and large businesses and institutions we target. We believe wireless substitution has led to a decrease in the average minutes of use generated by our customers. To date, we have been able to offset this loss of revenue from existing customers through sales of services to new customers. We believe that the transition to wireless-based forms of communication will continue in the foreseeable future. We attempt to respond to this trend by offering service levels and product packages that are not currently available using wireless alternatives.

Converged Voice and Data Traffic. Voice and data traffic historically have traveled over telecommunications networks using incompatible transmission formats. This means that a telecommunications transmission circuit had to be designated to carry either data traffic or voice traffic. As a result, excess capacity on a voice circuit could not be made available to reduce demand on a data circuit. New technologies that allow voice and data traffic to travel interchangeably over the same network, commonly known as Voice over Internet Protocols or VoIP, technology, enables more efficient use of the telecommunications networks. Because we lease the majority of our transmission capacity, this increased efficiency has the potential to reduce significantly our cost of providing services to our customers. In the coming years, we plan to install equipment and transition our network to take full advantage of these new technologies. In addition, service disruptions may accompany the transition to a new technology, which could adversely affect our revenues.

Financial Difficulties Faced by Many Competitive Communications Carriers. Over the last five years, many competitive communications services providers have experienced financial difficulties. These difficulties have led to the general perception that our industry is marred by instability and financial weakness. This perception makes it harder for us to gain new customers, raise additional capital and negotiate with our vendors. We have addressed this perception by maintaining cash balances that are generally in excess of our current needs and by limiting our growth activities so that we do not impair our short-term cash flow.

Industry Consolidation. Our industry has experienced a significant amount of consolidation in recent periods. These transactions have created more significant competitors for PAETEC and have reduced the number of vendors from whom PAETEC may purchase network elements it requires to operate its business. We expect for this trend to continue in the near future. To compete more effectively in our industry, we plan to pursue our own acquisition strategy to increase our operating leverage, achieve economies of scale and broaden our name recognition.

Revenue

PAETEC derives revenue from sales of its network services, carrier services and integrated solutions services. PAETEC derives most of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network services.

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features on those lines. Monthly recurring fees are paid by PAETEC’s end-user customers and are billed in advance.

Usage-based fees consist of fees paid by PAETEC’s network services customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as “reciprocal compensation” when PAETEC terminates local calls made by their customers, and access fees paid by carriers for long distance calls PAETEC originates or terminates. Access revenue, which represents revenue generated by access fees and reciprocal compensation, represented 11% of PAETEC’s total revenue for 2006, 12% of PAETEC’s total revenue for the year ended December 31, 2005, and 17% of PAETEC’s total revenue for the year ended December 31, 2004. Reciprocal compensation constituted 3% of PAETEC’s total revenue for 2006 and 2005, and 4% of PAETEC’s total revenue for 2004. Most of PAETEC’s access fees and reciprocal compensation for these periods were generated by PAETEC’s carrier services. Access revenue, as a percentage of carrier services revenue, decreased to 47% in 2006 from 49% in 2005, and 59% in 2004. Access revenue, as a percentage of network services revenue, was 5% 2006 and 2005, and 9% in 2004. The decrease in access fees and reciprocal compensation was principally due to a shift in product mix.

With respect to any customer, the monthly recurring fees and usage-based fees generated by sales of PAETEC’s network services and carrier services tend to be relatively consistent from month to month, subject to changes in the calling patterns of the customer’s business. These fees generally are based on the number of digital T1 transmission lines used by the customer. Because PAETEC believes that the cumulative number of digital T1 transmission lines in service provides accurate information with respect to its future revenue, the company uses data with respect to the cumulative number of digital T1 transmission lines PAETEC has in service from period to period to assist it in evaluating revenue trends related to its network services and carrier services businesses.

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end-users on a retail basis, which the company refers to as its network services. Revenue from network services represented approximately 79% of PAETEC’s total revenue for 2006 and 2005, and 77% of PAETEC’s total revenue for 2004. PAETEC’s network services revenue consists primarily of monthly recurring fees and usage-based recurring fees. PAETEC recognizes revenue during the period in which the revenue is earned. PAETEC’s network services also generate non-recurring service activation and installation fee revenues, which it receives upon initiation of service. PAETEC defers recognition of these revenues and amortizes them over the average customer life, primarily three years.

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which the company refers to as its carrier services. Revenue from carrier services represented approximately 15% of PAETEC’s total revenue for 2006 and 2005, and 17% of PAETEC’s total revenue for 2004.

PAETEC’s carrier services revenue consists primarily of monthly recurring fees and usage-based fees. Usage-based fees for PAETEC’s carrier services consist primarily of the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long-distance calls made by their customers and the reciprocal compensation fees PAETEC receives from incumbent carriers when it terminates local calls made by their customers.

Access Fee and Reciprocal Compensation Revenue Generated by Network Services and Carrier Services. PAETEC generates access fees when PAETEC’s switching facilities provide a connection between a long distance carrier and the PAETEC end user. The FCC historically has regulated the access rates imposed by incumbent carriers, while providing less regulation of the access rates of competitive carriers. In April 2001 and again in May 2004, the FCC issued two orders regulating the interstate access rates of competitive carriers. Under the rules imparted by the 2001 order, PAETEC’s interstate rates were reduced in tiered increments to eventual parity with the rates of the incumbent carriers in each of the company’s service areas. Beginning in June 2004, in accordance with the 2001 order, PAETEC has designed its rates for interstate services provided to its own end users to equal the rates charged by the competing incumbent carrier for functionally equivalent access services, including all applicable fixed and traffic-sensitive charges. In the May 2004 order, the FCC announced a new rule that limits the access fees competitive carriers like PAETEC are able to collect from a long distance carrier in situations where the competitive carriers do not provide service directly to the end user. This new rule specifically targeted traffic that competitive carriers handle for wireless carriers and provided that competitive carriers could charge no more than incumbent carriers for these services.

State regulatory commissions historically have regulated the intrastate access rates imposed by incumbent carriers but have regulated the intrastate access rates of competitive carriers less significantly. Several state regulatory commissions have begun to analyze intrastate access rates of competitive carriers and those ongoing proceedings may result in a change to the rates PAETEC assesses to long distance carriers for use of the company’s in-state networks.

Both the FCC and state regulatory commissions continue to review rules regarding the compensation local carriers pay to other local carriers for termination of local telephone calls, known as reciprocal compensation. Rates and terms for reciprocal compensation are based on agreements between PAETEC and other local carriers and supported by federal and state regulatory and judicial rulings. The company is engaged in continuing discussions with large incumbent carriers, among others, to perpetuate its contractual arrangements for reciprocal compensation in relevant service territories.

All forms of intercarrier compensation, both exchange access and reciprocal compensation, are now the subject of a generic proceeding at the FCC designed to reform the way carriers and providers pay other carriers and providers for use of their respective networks. A recent filing at the FCC, known commonly as the Missoula Plan, is widely anticipated to be the blueprint for nationwide intercarrier compensation reform. If implemented, such a plan could have a substantial effect on PAETEC’s access revenues, network capital expenditures and cost of sales. PAETEC is currently evaluating the plan to assess its potential effect on the company. Access fees and reciprocal compensation, as a percentage of total revenue, decreased to 11% for 2006 from 12% for 2005, and 17% for 2004. PAETEC experienced that the revenue it generates from access fees and reciprocal compensation as a percentage of total revenue stabilized at 2005 levels and then declined at a slower rate. Any future mandated rate decreases could further adversely affect the company’s carrier services revenue and could adversely affect its gross margins and operating cash flow.

Integrated Solutions. PAETEC derives revenue from sales to retail end-user customers of telecommunications equipment and software and related services. Revenue from these “integrated solutions” represented approximately 6% of PAETEC’s total revenue for 2006, 2005 and 2004.

A portion of PAETEC’s integrated solutions revenue consists of fees its customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes revenue for equipment sales and system design and installation services upon delivery and acceptance of the underlying equipment.

PAETEC derives an additional component of its integrated solutions revenue through selling and supporting its proprietary telecommunications software. PAETEC recognizes revenue related to software sales upon delivery of the software. Support fees include fees for maintenance of PAETEC’s telecommunications software and fees for training the end user in the proper use of PAETEC’s telecommunications software. PAETEC recognizes maintenance fees on a pro rata basis over the length of the underlying maintenance contract. PAETEC recognizes training fees after it fulfills the training obligation.

Cost of Sales

PAETEC provides its network services and carrier services by using electronic network components that it owns and telephone and data transmission lines that it leases from other telecommunication carriers. PAETEC’s cost of sales for these services consists primarily of leased transport charges and usage costs for local and long distance calls. PAETEC’s leased transport charges are the payments it makes to lease the telephone and data transmission lines that the company uses to connect its customers to its network and to connect its network to the networks of other carriers. Usage costs for local and long distance are the costs that PAETEC incurs for calls made by its customers. Cost of sales for PAETEC’s integrated solutions also include the costs it incurs in designing systems and purchasing and installing equipment.

Selling, General and Administrative Expenses

PAETEC’s selling, general and administrative expenses include selling and marketing, customer service, billing, corporate administration, engineering personnel and other personnel costs. As PAETEC continues to expand its business, PAETEC expects that it will incur increased selling and marketing costs, which primarily reflect salaries of the company’s direct sales force and commissions paid to its direct sales force and sales agents.

Withdrawn Initial Public Offering and Related Terminated New Senior Secured Credit Facility Expenses

On September 16, 2005, PAETEC withdrew its registration statement filed with the SEC on April 22, 2005 related to a proposed initial public offering of common stock. As a result, PAETEC wrote off approximately $4.6 million of costs related to the withdrawn initial public offering and associated withdrawn new senior secured credit facility during 2005.

Recapitalization-Related Costs

On June 12, 2006, PAETEC completed a leveraged recapitalization to eliminate all outstanding shares of its Series A convertible redeemable preferred stock before the optional redemption rights of the holders of those shares became effective in February 2007, as well as the associated approval rights of the holders of those shares and the additional approval rights of the former stockholders of Campuslink Communications Systems. Among other recapitalization transactions, PAETEC repurchased all outstanding shares of its Series A convertible redeemable preferred stock and specified outstanding shares of its Class A common stock, for a purchase price payable in cash. PAETEC funded the purchase price in part with proceeds of borrowings under new senior secured credit facilities. Immediately before the Series A preferred stock repurchase, specified shares of the Series A preferred stock were converted into Class A common stock in accordance with the existing terms of the Series A preferred stock. In addition, as part of the leveraged recapitalization, holders of PAETEC’s Class B common stock agreed to convert all of the outstanding shares of Class B common stock into an equal number of shares of Class A common stock and a right to receive a total of 3.4 million additional shares of Class A common stock in connection with the conversion. The leveraged recapitalization also included PAETEC’s cash repurchase of specified options to purchase Class A common stock issued in connection with PAETEC’s acquisition by merger of Campuslink Communications Systems, Inc. To induce specified initial stockholders of PAETEC to provide the consents, approvals, waivers, releases and other agreements necessary to complete the other leveraged recapitalization transactions, PAETEC issued and sold 690,065 shares of Class A common stock for no additional consideration to these initial stockholders. PAETEC used the proceeds from the new senior secured credit facilities, in part, to pay some or all of the total cash required to complete the leveraged recapitalization transactions and to pay off or refinance substantially all of the company’s then existing debt, including its then-existing senior secured credit facility and capital leases.

PAETEC’s board of directors approved the grant of equity-based and cash incentive awards to certain senior executives for services in connection with the leveraged recapitalization and to promote the retention of the executives following the completion of the leveraged recapitalization. These awards included total cash bonuses of $5.0 million and grants of restricted stock units for 4.0 million shares of Class A common stock, which vest on the third anniversary of the date of grant. The cash bonuses were paid upon completion of the leveraged recapitalization and were subject to specified repayment provisions that could have resulted in an executive’s repayment of some or all of the bonus upon the occurrence of specified events during the 36 full calendar months following the month in which the bonuses were paid. In August 2006, PAETEC entered into agreements with each executive who had received one of these cash bonuses, under which PAETEC agreed to terminate the repayment provisions to which the bonuses were originally subject. These termination agreements were entered into to induce the executives to take actions or enter into or consent to agreements related to the execution of the merger agreement, including amendments to severance agreements and consents to incentive plan amendments that would preclude the completion of the mergers from triggering potential accelerated payments or accelerated vesting of equity awards held by the executives. As a result of these cash bonus transactions, PAETEC recorded a charge of $5.0 million, which is included in income from operations for 2006.

Series A Repurchase

As part of the leveraged recapitalization, the Series A preferred stockholders converted 50,045 outstanding shares of Series A preferred stock into 6,672,638 shares of Class A common stock immediately before PAETEC’s repurchase of the remaining 83,955 outstanding shares of Series A preferred stock, including accrued dividends, for cash. The total cash paid by PAETEC in connection with the conversion and repurchase was $205.0 million, of which $68.5 million represented the payment of accrued dividends on the converted and repurchased shares of Series A preferred stock.

In accordance with Emerging Issues Task Force Issue No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the repurchase of the Series A preferred stock was accounted for as a redemption. As a result, the excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying value of the Series A preferred stock on PAETEC’s balance sheet on the date of the repurchase of $33.8 million was subtracted from net income (loss) for the purpose of computing the net loss allocated to common stockholders and charged against paid-in-capital during 2006.

Class A Repurchase

As part of the leveraged recapitalization, PAETEC purchased from some of the former stockholders of Campuslink Communications and some of their affiliates a total of 6,546,526 shares of Class A common stock for $56.9 million in cash, which represented a weighted average purchase price of $8.06 per share. In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-6, Accounting for a Purchase of Treasury Shares at a Price Significantly in Excess of the Current Market Price of Shares and the Income Statement Classification of Costs Incurred in Defending Against a Takeover Attempt, the total fair value of the repurchased shares on June 12, 2006 of $45.7 million, or $6.98 per share, was accounted for as the cost of the shares and was included in treasury stock within PAETEC’s total stockholders’ deficit at December 31, 2006. The cash paid in excess of the fair market value of those shares on the repurchase date of $11.3 million was charged against income as inducement expense and included in leveraged recapitalization related costs during the year ended December 31, 2006.

Class B Conversion and Additional Shares

As part of the leveraged recapitalization, specified Class B common stockholders entered into an agreement with PAETEC to cause the conversion of all 2,635,000 outstanding shares of Class B common stock into an equal number of shares of Class A common stock in accordance with the terms of the PAETEC restated certificate of incorporation and to provide the specified Class B common stockholders with the right to receive at a specified future date 3.4 million additional shares of Class A common stock in connection with the conversion. In accordance with the agreement, as modified in January 2007, these additional shares were issued in January 2007. PAETEC determined that the fair value of the shares of Class B common stock on June 12, 2006 was equal to the fair value of the 6 million shares of Class A common stock received by the Class B stockholders. See Note 16 to PAETEC’s consolidated financial statements for additional information regarding the conversion of the Class B common stock.

Campuslink Options

As part of the leveraged recapitalization, PAETEC purchased from some of the former stockholders or employees of Campuslink Communications options to purchase 40,568 shares of Class A common stock at a cash purchase price of $6.38 per share of Class A common stock subject to each repurchased option. In accordance with Statement of Financial Accounting Standards, or “SFAS,” No. 123(R), Share-Based Payment, the excess of the repurchase price over the fair value of the options immediately before the repurchase of $0.2 million was recognized as additional compensation expense and included in leveraged recapitalization related costs in PAETEC’s consolidated statements of operations and comprehensive income for 2006. PAETEC determined the fair value of the options immediately before the repurchase using the Black-Scholes option-pricing model using the following assumptions: a fair market value of Class A common stock immediately before the repurchase of $6.98 per share; an exercise price of $2.50 per share; an expected life of 0.25 years; an annualized volatility of 71%; and a risk free interest rate of 4.93%.

Initial Stockholder Sale

To induce specified initial stockholders to provide the consents, approvals, waivers, releases and other agreements required to complete the leveraged recapitalization, PAETEC issued to these initial stockholders for no additional consideration 690,065 shares of Class A common stock. The fair value of these shares of Class A common stock at June 12, 2006 of $2.6 million was recorded as an inducement expense and included in leveraged recapitalization related costs in PAETEC’s consolidated statements of operations and comprehensive income for 2006.

Fair Value of Common Stock

PAETEC determined the illiquid, non-marketable fair value of its Class A common stock as of June 12, 2006 based upon its capitalization structure after the leveraged recapitalization using the Class A common stock price negotiated as part of the leveraged recapitalization. PAETEC assessed the reasonableness of this price by performing an internal valuation analysis similar to the periodic analysis applied to determine the fair value of the Class A common stock from time to time in connection with granting stock options to employees. This analysis used PAETEC’s projected future cash flows, discounted at a rate that reflects both PAETEC’s weighted average cost of capital and the lack of liquidity of the Class A common stock, and an implied market value analysis based on the stock price performance of comparable public peers within the competitive carrier industry. Based on this analysis, PAETEC determined that the illiquid, non-marketable fair value of the Class A common stock was equal to $3.80 per share on June 12, 2006.

PAETEC determined the liquid, marketable fair value of the Class A common stock at June 12, 2006 based upon its capitalization structure immediately before the leveraged recapitalization, using the Class A common stock price negotiated as part of the leveraged recapitalization. PAETEC assessed the reasonableness of this price by performing an internal valuation analysis similar to the periodic analysis applied to determine the fair value of the Class A common stock from time to time in connection with granting stock options to employees. However, this analysis used PAETEC’s projected future cash flows, discounted at a rate that reflects PAETEC’s weighted average cost of capital, and did not include a discount for the lack of liquidity of the Class A common stock, and an implied market value analysis based on the stock price performance of comparable public peers within the competitive carrier industry. Based on this analysis, PAETEC determined that the liquid, marketable fair value of the Class A common stock based upon its capitalization structure immediately before the leveraged recapitalization was $6.98 per share. This price was used to determine the accounting impact of the Class B common stock conversion transaction and the repurchase of the shares and options from the former stockholders of Campuslink Communications, as these transactions were negotiated based on the undiscounted, fully liquid value of the Class A common stock.

Debt and Capital Leases

As part the leveraged recapitalization, PAETEC incurred borrowings under new senior secured credit facilities that consisted of a first lien term loan of $275.0 million, which included a revolving credit facility of $25.0 million, and a second lien term loan of $100.0 million. PAETEC applied the proceeds from the new senior credit facilities, in part, to make some or all of the total cash payments pursuant to the leveraged recapitalization and to repay or refinance all $100.0 million of outstanding principal and interest under its then-existing $100.0 million senior secured credit facility and $18.6 million of capital leases. In addition, PAETEC extinguished its interest rate swaps related to the foregoing indebtedness.

The following table shows PAETEC’s cash and cash equivalents and capitalization as of March 31, 2006 and as of June 30, 2006 reflecting the effects of the leveraged recapitalization:

	March 31, 2006	June 30, 2006
	(in thousands, except share and per share data)
Cash and cash equivalents	$52,092	$33,333

Current portion of long-term debt	$16,084	$2,873
Long-term debt	99,786	372,308

Total long-term debt, including current portion	$115,870	$375,181

Fair value of Series A convertible redeemable preferred stock conversion right	$5,282	$—

Series A convertible, redeemable preferred stock, $.01 par value, 134,000 and 0 shares authorized, issued and outstanding at March 31, 2006 and June 30, 2006, respectively ($199,515 liquidation value at March 31, 2006, inclusive of accrued dividends of $65,515)	$197,155	$—

Stockholders’ deficit:
Class A common stock, $.01 par value; 75,000,000 shares authorized, and 26,686,758 shares issued and outstanding at March 31, 2006; 100,000,000 shares authorized, 36,715,523 shares issued, and 30,168,997 shares outstanding at June 30, 2006;	267	367
Class B common stock, $.01 par value; 7,500,000 shares authorized and 2,635,000 shares issued and outstanding at March 31, 2006; and 0 shares authorized, issued and outstanding at June 30, 2006	26	—
Treasury stock, 6,546,526 shares at cost, at June 30, 2006	—	(45,694)
Additional paid-in capital	21,518	17,162
Deferred stock-based compensation	(149)	(135)
Accumulated other comprehensive loss	—	(556)
Accumulated deficit	(62,763)	(68,577)

Total stockholders’ deficit	(41,101)	(97,433)

Total capitalization	$277,206	$277,748

Transaction Fees

PAETEC incurred $10.0 million in external legal, accounting, consulting and bank fees related to the leveraged recapitalization. Of these fees, $8.9 million represented direct costs incurred to acquire borrowings under PAETEC’s new senior secured credit facilities and were recorded as an asset as of December 31, 2006. These fees will be amortized and charged to interest expense using the effective interest method over the life of the facilities. Direct costs incurred as a result of the leveraged recapitalization that were not direct costs of acquiring the senior credit facilities represented $1.1 million of these fees. These costs were included in income from operations as part of leveraged recapitalization related costs for the year ended December 31, 2006.

Depreciation and Amortization

Depreciation and amortization include depreciation of PAETEC’s telecommunications network and equipment, computer hardware and purchased software, office equipment, furniture and fixtures, leasehold improvements, and amortization of intangible assets.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right

The conversion right of the Series A convertible redeemable preferred stockholders combined with the cash repurchase right of the Series A convertible redeemable preferred stockholders represents an embedded derivative. The change in fair value of Series A convertible redeemable preferred stock conversion right represents the change in fair value of this embedded derivative during the applicable period. All outstanding shares of the Series A convertible redeemable preferred stock were repurchased or converted into PAETEC common stock pursuant to the June 2006 recapitalization.

Interest Expense

Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities, amortization of debt issuance costs, interest due on PAETEC’s note payable and capital leases, the change in fair value of interest rate swaps that were not accounted for using hedge accounting, and the ineffective portion of the gain or loss associated with the company’s interest rate swap derivatives that are accounted for as hedges.

Other Income, Net

Other income, net includes investment and other financing income.

Accounting for Income Taxes

PAETEC recognizes deferred income tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, PAETEC determines deferred income tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which it expects the differences to reverse. If necessary, PAETEC reduces deferred income tax assets by a valuation allowance to an amount that it determines is more likely than not to be recoverable. PAETEC makes significant estimates and assumptions about future taxable income and future tax consequences to determine the amount of the valuation allowance.

Stock-Based Compensation

PAETEC’s employees participate in the PAETEC Corp. 2001 Stock Option and Incentive Plan and the PAETEC Corp. 1998 Incentive Compensation Plan. PAETEC’s officers also participate in the PAETEC Corp. Executive Incentive Plan, which the company adopted on June 7, 2006 also in connection with the leveraged recapitalization. The Executive Incentive Plan provides for the issuance of restricted stock units for a total of 4.0 million shares of Class A common stock. All restricted stock units outstanding under the Executive Incentive Plan as of December 31, 2006 were issued in connection with the leveraged recapitalization.

Effective January 1, 2006, PAETEC adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, therefore, the company has not restated prior periods’ results. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

For 2006, the total compensation expense related to stock options awarded under the PAETEC Corp. 2001 Stock Option and Incentive Plan was $2.9 million, net of a deferred income tax benefit of $0.3 million. As of December 31, 2006, there was $4.9 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the PAETEC’s equity incentive plans. That expense is expected to be recognized over a weighted-average period of 1.4 years. Before the adoption of SFAS 123(R), PAETEC accounted for share-based payments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. When options were granted with exercise prices below fair value, compensation expense was recorded for awards of options over the period earned. However, in most cases, PAETEC did not recognize any compensation expense in connection with option awards to employees, since the exercise price of the option on the date of grant generally approximated the fair market value of the company’s underlying Class A common stock on that date.

For 2006, the total compensation expense related to restricted stock units awarded under the Executive Incentive Plan was $1.7 million, net of a deferred income tax benefit of $1.1 million. This amount does not include any amount attributable to stock units granted in August 2006 from the PAETEC Corp. 2001 Stock Option and Incentive Plan, since the vesting of these stock units was contingent upon the completion of the mergers. As a result, PAETEC was deferring recognition of the compensation expense attributable to these stock units until the completion of the mergers. As of December 31, 2006, there was unrecognized stock-based compensation expense of $16.0 million related to unvested restricted stock unit awards granted under the Executive Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Free Cash Flow Presentation

Free cash flow, as defined by PAETEC, consists of net cash provided by (used in) operating activities less net cash used in investing activities. Free cash flow, as defined by PAETEC, may not be similar to free cash flow measures presented by other companies, is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” and should be considered in addition to, but not as a substitute for, the information contained in PAETEC’s statement of cash flows presented in its consolidated financial statements. PAETEC’s management believes free cash flow provides a measure of its ability, after making its capital expenditures and acquisition expenditures, to meet scheduled debt payments. PAETEC’s management uses free cash flow to monitor the effect of the company’s operations on its cash reserves and its ability to generate sufficient cash flow to fund PAETEC’s scheduled debt maturities and other financing activities, including potential discretionary refinancings and retirements of debt. Because free cash flow represents the amount of cash generated or used in operating activities and investing activities before deductions for scheduled debt maturities, dividend payments and other fixed obligations, such as capital leases and vendor financing arrangements, and because it is not a financial measure prepared in accordance with GAAP, you should not use it as a measure of the amount of cash available for discretionary expenditures. Free cash flow should not be considered an alternative to net cash provided by operating activities, as calculated in accordance with GAAP, as a measure of liquidity.

Adjusted EBITDA Presentation

Adjusted EBITDA, as defined by PAETEC, represents net income (loss) before interest, provision for (benefit from) income taxes, depreciation and amortization, withdrawn initial public offering and related terminated new senior secured credit facility expenses, change in fair value of Series A convertible redeemable preferred stock conversion rights, leveraged recapitalization related costs, stock-based compensation and loss on extinguishment of debt. PAETEC’s adjusted EBITDA is a non-GAAP financial measure used by PAETEC’s management, together with GAAP measures such as revenue and cash flows from operations, to assess PAETEC’s historical and prospective operating performance. Management believes that trends in PAETEC’s adjusted EBITDA are a valuable indicator of PAETEC’s ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

Management uses adjusted EBITDA to enhance its understanding of PAETEC’s core operating performance, which represents management’s views concerning PAETEC’s performance in the ordinary, ongoing and customary course of its operations. PAETEC’s calculation of adjusted EBITDA excludes the following costs, none of which management views as expenses relevant to its assessment of PAETEC’s core operating performance:

•	costs PAETEC incurred in connection with the initial public offering it withdrew in 2005 and related terminated new senior secured credit facility;

•

costs PAETEC incurred in connection with the leveraged recapitalization it completed in June 2006, including change in fair market value of Series A convertible redeemable preferred stock conversion rights, leveraged recapitalization related costs and loss on extinguishment of debt; and

•	stock-based compensation expense.

PAETEC’s management also uses adjusted EBITDA to evaluate PAETEC’s performance relative to that of its competitors. This financial measure permits a comparative assessment of PAETEC’s operating performance, relative to the company’s performance based on its GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to core operating performance, and of stock-based compensation, which is a non-cash expense that varies widely among similar companies. Management believes that adjusted EBITDA is a particularly useful comparative measure within PAETEC’s industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant non-operating charges to earnings, such as those resulting from debt restructurings, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations.

PAETEC provides information relating to its adjusted EBITDA so that analysts, investors and other interested persons have the same data that management uses to assess PAETEC’s core operating performance. Management believes that providing this information permits the foregoing persons to obtain a better understanding of PAETEC’s core operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance on a standalone and a comparative basis.

PAETEC’s adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure. In addition, adjusted EBITDA has other limitations as an analytical financial measure. These limitations include the following:

•	adjusted EBITDA does not reflect PAETEC’s capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, associated with PAETEC’s indebtedness;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that PAETEC’s management considers not indicative of PAETEC’s ongoing operations.

PAETEC’s management compensates for these limitations by relying primarily on PAETEC’s GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in adjusted EBITDA. As a result of these limitations, adjusted EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity.

Results of Operations

The following table presents selected financial and operational data for each fiscal quarter of 2006 and 2005:

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for share data and operating data)
Financial Data:
Revenue:
Network Services	$111,335	$114,030	$116,041	$118,941	$92,798	$100,160	$102,360	$105,399
Carrier Services	21,260	21,453	22,695	22,876	17,311	19,089	20,404	19,881
Integrated Solutions	8,180	10,130	9,690	9,671	8,340	7,596	7,188	8,898

Total	$140,775	$145,613	$148,426	$151,488	$118,449	$126,845	$129,952	$134,178

Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$6,658	$(3,274)	$5,208	$5,882

Income (loss) per common share (1) (2):
Basic	$0.18	$(1.42)	$(0.05)	$0.08	$0.06	$(0.24)	$0.03	$0.04
Diluted	$0.18	$(1.42)	$(0.05)	$0.06	$0.06	$(0.24)	$0.03	$0.04
Free cash flow (3):
Net cash provided by (used in) operating activities	$14,606	$(3,731)	$20,906	$21,774	$17,100	$13,112	$14,321	$19,918
Net cash used in investing activities	(9,103)	(11,276)	(14,560)	(12,923)	(7,401)	(8,757)	(9,142)	(6,508)

Free cash flow (deficit)	$5,503	$(15,007)	$6,346	$8,851	$9,699	$4,355	$5,179	$13,410

Adjusted EBITDA (4)	$22,426	$25,129	$18,685	$25,560	$20,174	$20,934	$21,327	$19,637
Adjusted EBITDA, as a percentage of total revenue (4)	15.9%	17.3%	12.6%	16.9%	17.0%	16.5%	16.4%	14.6%

Operating data (as of period end):
Total digital T1 transmission lines installed (net) (5):
By quarter	2,630	2,600	3,015	3,505	2,451	2,803	2,482	2,539
Cumulative	43,251	45,851	48,866	52,371	32,797	35,600	38,082	40,621

Total access line equivalents installed (5):
By quarter	63,120	62,400	72,360	84,120	58,824	67,272	59,568	60,936
Cumulative	1,038,024	1,100,424	1,172,784	1,256,904	787,128	854,400	913,968	974,904

Network services digital T1 transmission lines installed (cumulative) (6)	34,507	36,616	38,982	42,017	25,389	27,754	29,962	32,169

Percentage of network services digital T1 transmission lines disconnected (7)	2.1%	2.4%	2.2%	2.5%	1.7%	1.3%	2.0%	1.9%

(1)	Information is calculated for each quarter as a stand-alone period, and the sum of the four quarters in any year may not equal PAETEC’s reported results for that year.
(2)	For the four quarters of 2005 and the first quarter of 2006, basic and diluted income per share is calculated using the “two-class” method, in accordance with EITF No. 03-06, by dividing undistributed income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period, after giving effect to the participating security, which was the convertible redeemable preferred stock that was outstanding in those periods. During the second quarter of 2006, as part of the leveraged recapitalization, PAETEC converted or repurchased all of the outstanding convertible redeemable preferred stock. At June 30, 2006, September 30, 2006, and at December 31, 2006 there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted income per share does not apply to those periods.
(3)	Free cash flow, as defined by PAETEC, consists of net cash provided by (used in) operating activities less net cash used in investing activities. Free cash flow is not a financial measurement prepared in accordance with generally accepted accounting principles. See “—Overview—Free Cash Flow Presentation” for PAETEC’s reasons for including free cash flow data in this report and for material limitations with respect to the usefulness of this measurement.

(4)	Adjusted EBITDA represents net income (loss) before interest, provision for (benefit from) income taxes, depreciation and amortization, withdrawn initial public offering and related terminated new senior secured credit facility expenses, change in fair value of Series A convertible redeemable preferred stock conversion right, stock-based compensation, leveraged recapitalization related costs and loss on extinguishment of debt. Adjusted EBITDA is not a financial measurement prepared in accordance with generally accepted accounting principles. See “—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of the differences between adjusted EBITDA and net income, as net income is calculated in accordance with generally accepted accounting principles:

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$6,658	$(3,274)	$5,208	$5,882

Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	7,593	8,586	9,117	9,322	6,870	7,202	7,159	7,845
Interest expense, net of interest income	2,199	3,778	9,410	9,608	2,503	2,010	2,168	2,386
Provision for (benefit from) income taxes	4,672	2,826	(530)	1,462	4,143	4,399	2,899	2,683

EBITDA	26,990	9,376	16,464	23,017	20,174	10,337	17,434	18,796

Change in fair value of Series A convertible redeemable preferred stock conversion right	(5,496)	(5,281)	—	—	—	10,597	(772)	953
Stock-based compensation	932	960	2,128	2,476	—	—	—	—
Withdrawn initial public offering and related terminated new senior secured credit facility expenses	—	—	—	—	—	—	4,665	(112)
Leveraged recapitalization costs	—	14,993	93	67
Loss on extinguishment of debt	—	5,081	—	—

Adjusted EBITDA	$22,426	$25,129	$18,685	$25,560	$20,174	$20,934	$21,327	$19,637

(5)	An access line is a telephone line that extends from one of PAETEC’s central offices to a customer’s premises. PAETEC connects customers to its network by leasing digital T1 telephone and data transmission lines linking PAETEC’s customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. PAETEC calculates the number of access line equivalents it has installed by multiplying the number of digital T1 transmission lines PAETEC has installed by 24.
(6)	Represents the number of digital T1 transmission lines installed by PAETEC’s network services business.
(7)	Represents the number of network services digital T1 transmission lines disconnected during the period as a percentage of network services digital T1 transmission lines installed as of the end of the period.

2006 Compared With 2005

Revenue. Total revenue increased $76.9 million, or 15%, to $586.3 million for 2006 from $509.4 million for 2005. Revenue from network services increased $59.6 million, or 15%, to $460.3 for 2006 from $400.7 million for 2005. Revenue from carrier services increased $11.6 million, or 15%, to $88.3 million for 2006 from $76.7 million for 2005. Revenue from integrated solutions increased $5.7 million, or 18%, to $37.7 million for 2006 from $32.0 million for 2005.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service, from 40,621 lines as of December 31, 2005 to 52,371 lines as of December 31, 2006. Of the lines in service as of December 31, 2006, approximately 80% were attributable to PAETEC’s network services business and approximately 20% were attributable to its carrier services business. In addition, PAETEC’s acquisition of American Long Lines, Inc. in February 2005 accounted for approximately $2.5 million of the increase in total revenue for 2006. The increase in revenue from integrated solutions was primarily due to new customer contracts signed during 2006.

Cost of Sales. Cost of sales increased to $282.2 million for 2006 from $235.2 million for 2005. In each period, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls. In 2005, cost of sales also included a credit of approximately $2.5 million from one of PAETEC’s largest vendors for a network services discount based on cumulative purchases from June 1, 2004 through March 31, 2005, of which approximately $0.7 million was based on purchases during 2005 and was included in cost of sales for 2005. PAETEC did not recognize approximately $1.8 million of the credit over the discount period, because, before the recognition of the credit, the company did not believe that it would achieve the level of cumulative purchases required to earn the credit. During 2005, PAETEC entered into a new agreement with the vendor related to discounts on purchases of network services. At that time, PAETEC reached an agreement with the vendor that it had satisfied the criteria to earn a credit under the prior agreement and that the amount of the credit was $2.5 million. Cost of sales in 2005 also included the effects of a credit of $0.9 million that PAETEC recognized from a litigation settlement.

Leased transport charges increased to $188.8 million, or 67% of cost of sales, for 2006 from $157.2 million, or 67% of cost of sales, for 2005. The increase in leased transport charges was primarily attributable to increases in the amount of network services PAETEC sold in 2006.

Usage costs for local and long distance calls increased to $68.7 million, or 24% of cost of sales, for 2006 from $57.8 million, or 25% of cost of sales, for 2005. The increase in usage costs was primarily attributable to increases in the amount of network and carrier services PAETEC sold in 2006, and was partially offset by a decrease in the average usage rates the company is charged by network providers.

Cost of sales as a percentage of total revenue increased from 46% for 2005 to 48% for 2006. This increase was primarily attributable to investments in PAETEC’s network on new products and a credit the company received from one of its largest suppliers during 2005, as previously discussed. These increases were partially offset by the amount of voice and data services that PAETEC provided using its own network and facilities, and network efficiencies the company achieved by aggregating network traffic using points of presence located near clusters of its customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $221.0 million for 2006 from $193.8 million for 2005. The increase was primarily attributable to an increase in salaries, wages and benefits of $11.0 million mainly due to a charge of $5.0 million related to cash bonuses awarded to senior executives in connection with the June 2006 leveraged recapitalization and an increase in PAETEC’s total number of employees from approximately 1,200 at December 31, 2005 to approximately 1,300 at December 31, 2006. The increase was also attributable to an increase of $3.5 million in sales commissions related to increased total revenue, an increase in stock-based compensation of approximately $6.5 million due to the adoption of SFAS No. 123(R) and the grant of restricted stock units to certain executives in connection with the leveraged recapitalization in 2006, an increase of approximately $1.2 million in computer hardware maintenance costs related primarily to additional computer equipment in service and an increase of $1.5 million related to a judgment against PAETEC regarding disputed access charges. Due to the 2006 grant of restricted stock units to certain executives in connection with the leveraged recapitalization and in connection with the US LEC merger agreement, we anticipate recognizing compensation expense related to these stock unit awards of approximately $16.0 million over a weighted average period of 1.5 years. Selling, general and administrative expenses for 2005 include $4.6 million of costs related to PAETEC’s withdrawn public offering and the related terminated new senior secured credit facility. Selling, general and administrative expenses as a percentage of total revenue decreased to 38% for 2006 from 39% for 2005 primarily because the rate at which PAETEC has increased its total revenue has exceeded the rate at which it has hired new employees.

Recapitalization-Related Costs. In 2006, PAETEC’s operating expenses include charges of approximately $15.2 million for costs related to the leveraged recapitalization, including transaction costs of approximately $1.1 million.

Depreciation and Amortization. Depreciation and amortization expense increased to $34.6 million for 2006 from $29.1 million for 2005. The increase was primarily attributable to increased depreciation expense resulting from an increase of $45.1 million in gross property and equipment since December 31, 2005 as part of PAETEC’s network deployment and maintenance. The increase in depreciation and amortization expense was offset in part as PAETEC ceased to record depreciation on some of its older equipment that had reached the end of its depreciable life.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right. Change in fair value of Series A convertible redeemable preferred stock conversion right resulted in income of $10.8 million for 2006 compared to an expense of $10.8 million in 2005.

Subsequent to the end of the second quarter of 2005, but before the issuance of its second quarter 2005 financial statements, PAETEC withdrew its registration statement that it filed with the SEC on April 22, 2005 and ceased its effort to complete an initial public offering of common stock. Before the second quarter of 2005, PAETEC did not ascribe any value to the conversion right of the Series A convertible redeemable preferred stock, as the company believed it would be able to convert the preferred stock into common stock before the holders of the Series A preferred stock would be able to require PAETEC to repurchase the Series A preferred stock at fair value. From the second quarter of 2005 through March 31, 2006, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative was determined based on a number of assumptions including the liquidity and volatility of PAETEC’s stock.

As a result of PAETEC’s repurchase of all outstanding Series A preferred stock pursuant to the leveraged recapitalization, the Series A preferred stock conversion right no longer exists. The fair value of the Series A preferred stock conversion right was $0 as of June 12, 2006, as a result of the completion of the leveraged recapitalization. The change in fair value from March 31, 2006 to June 12, 2006 was recorded as income in 2006.

Loss on Extinguishment of Debt. As a result of the leveraged recapitalization, PAETEC incurred a loss on debt extinguishment of approximately $5.1 million for 2006 attributable to the write-off of $4.3 million of unamortized debt issuance costs related to the extinguishment of the company’s existing senior secured credit facility and lease termination fees of $0.8 million related to the termination of its capital leases.

Other Income, Net. Other income, net increased to $4.5 million for 2006 from $3.1 million for 2005, primarily as a result of an increase in interest income and an increase in other financing income.

Interest Expense. Interest expense increased to $27.3 million for 2006 from $10.5 million for 2005, primarily as a result of higher average outstanding debt balances during 2006, higher average interest rates, and the discontinuance of hedge accounting on PAETEC’s interest rate swap agreements during 2005, which decreased interest expense for that period by $1.3 million.

The average outstanding balances on PAETEC’s senior secured credit facilities were $252.7 million for 2006 and $112.3 million for 2005. As of December 31, 2006, borrowing rates were 8.9% and 12.9% under PAETEC’s first and second lien credit agreements, respectively. As of December 31, 2005, borrowing rates under the senior credit facility agreement averaged 8.6%.

Income Taxes. PAETEC’s effective income tax rate was 52% for 2006 and 49% for 2005. Excluding the $10.8 million charge in 2005 that resulted from the change in fair value of the Series A preferred stock conversion right, PAETEC’s effective tax rate would have been 36% for that period. Of the $20.2 million in charges related to the leveraged recapitalization, $15.1 million related to the repurchase of PAETEC stock. As such, these costs are non-deductible for tax purposes. Excluding the $15.1 million of charges relating to the repurchase of stock, as well as the $10.8 million in income that resulted from the fair value of the Series A preferred stock conversion right, PAETEC’s effective income tax rate would have been 41% for 2006. The increase in the company’s effective rate from December 31, 2005 to December 31, 2006 was primarily due to the adoption of SFAS No. 123(R), and the corresponding $2.4 million in ISO stock based compensation expense.

As of December 31, 2006, PAETEC had approximately $129.0 million in net operating loss carryforwards, or “NOLs.” As a result, the Company only has been required to pay accrued alternative minimum taxes and state income taxes. PAETEC conducted an analysis of the impact that the Leveraged Recapitalization had on the Company’s ability to utilize its NOLs. The analysis concluded that PAETEC incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382) as a result of the Leveraged Recapitalization on June 12, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As such, as of December 31, 2006, the $129.0 million pre-change net operating losses will be subject to an annual limitation under IRC Section 382. The analysis concluded that an annual limitation of approximately $7.1 million will be imposed on these NOLs. To the extent the company has a net unrealized built in gain (“NUBIG”) at the date of the ownership change, the limitation may be increased during the first five years following the ownership change pursuant to IRC Section 382 and published notices. The analysis supports the conclusion that a NUBIG existed at the date of the ownership change providing for the increase in the annual limitation by approximately $9.3 million during the five-year period immediately following the ownership change that occurred on June 12, 2006. Based on this conclusion, a combined NOL limitation of $16.4 million will exist on PAETEC’s NOLs during the five years immediately following the ownership change, and an annual limitation of $7.1 million will exist thereafter. The overall analysis supports the Company’s ability to use its pre-change deferred tax assets related to the NOLs prior to their expiration.

Net Income. Net income decreased by $6.7 million, from net income of $14.5 million for 2006 to net income of $7.8 million in 2006. The decrease was primarily attributable to the completion of the leveraged recapitalization in June 2006.

2005 Compared With 2004

Revenue. Total revenue increased $95.7 million, or 23%, to $509.4 million for 2005 from $413.7 million for 2004. Revenue from network services increased $84.0 million, or 27%, to $400.7 million for 2005 from $316.7 million for 2004. Revenue from carrier services increased $5.9 million, or 8%, to $76.7 million for 2005 from $70.8 million for 2004. Revenue from integrated solutions increased $5.8 million, or 22%, to $32.0 million for 2005 from $26.2 million for 2004.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service from 30,346 lines as of December 31, 2004 to 40,621 lines as of December 31, 2005. Of the lines in service as of December 31, 2005, 79% were attributable to PAETEC’s network services business and 21% were attributable to PAETEC’s carrier services business. PAETEC’s acquisition of assets from Covista Communications in August 2004 and PAETEC’s acquisition of American Long Lines in February of 2005 together accounted for approximately $44.2 million of the increase in total revenue for 2005.

The 22% increase in revenue from integrated solutions during 2005 primarily resulted from the following: an increase in revenue of approximately $4.0 million during 2005 from phone system sales, additional sales to existing integrated solutions customers, and increased sales of equipment to network services customers; and an increase in revenue from the sale of software products of approximately $3.3 million, which was primarily due to new customer contracts signed during the period. These increases were partially offset by a decrease in managed services revenue, which includes billing and customer care services for the telecommunications resale programs of universities, of approximately $1.4 million during 2005. PAETEC believes the decrease was primarily due to wireless substitution by some of its college and university customers.

Cost of Sales. Cost of sales increased to $235.2 million for 2005 from $168.1 million for 2004. In each period, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls. In 2005, cost of sales included the effects of a credit of approximately $0.9 million PAETEC recognized from a litigation settlement and a credit of approximately $2.5 million from one of PAETEC’s largest vendors for a network services discount based on cumulative purchases from June 1, 2004 through March 31, 2005, of which approximately $0.7 million was based on purchases during 2005 and included in cost of sales for 2005. PAETEC did not recognize approximately $1.8 million of the credit over the discount period, because, before the recognition of the credit, PAETEC did not believe that it would achieve the level of cumulative purchases required to earn the credit. During the three-month period ended March 31, 2005, PAETEC entered into a new agreement with the vendor related to discounts on purchases of network services. At that time, PAETEC reached an agreement with the vendor that the company had satisfied the criteria to earn a credit under the prior agreement and that the amount of the credit was $2.5 million.

Leased transport charges increased to $157.2 million, or 67% of cost of sales, for 2005 from $112.8 million, or 67% of cost of sales, for 2004. The increase in leased transport charges was primarily attributable to increases in the amount of network services PAETEC sold in 2005.

Usage costs for local and long distance calls increased to $57.8 million, or 25% of cost of sales, for 2005 from $39.0 million, or 23% of cost of sales, for 2004. The increase in usage costs was primarily attributable to increases in the amount of network and carrier services PAETEC sold in 2005, and was partially offset by a decrease in the average usage rates PAETEC is charged by network providers. The increase in usage costs as a percentage of cost of sales was primarily attributable to fluctuations in the mix of products sold during those periods.

Cost of sales as a percentage of total revenue increased from 41% for 2004 to 46% for 2005. This increase was primarily attributable to reductions in the rates PAETEC charges interexchange carriers, or “IXCs,” for interstate switched access services that were required by regulations, investments in PAETEC’s network on new products and the transition to PAETEC’s network of customers of acquired businesses. These increases were partially offset by an increase in the amount of voice and data services that PAETEC provides using its own network and facilities, network efficiencies the company achieved by aggregating network traffic using points of presence located near clusters of its customers, and PAETEC’s receipt of the vendor credit described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $193.8 million for 2005 from $172.1 million for 2004. The total increase was attributable to an increase in salaries, wages and benefits of $9.6 million primarily related to an increase in PAETEC’s total number of employees from approximately 1,100 at December 31, 2004 to approximately 1,200 at December 31, 2005, an increase of $7.3 million in sales commissions related to increased total revenue, and an increase of $2.1 million in facility costs primarily related to additional sales offices in Washington, D.C. and Pennsylvania and a new switch site in New Jersey. Selling, general and administrative expenses as a percentage of total revenue decreased to 39% for 2005 from 42% for 2004, primarily because the rate at which PAETEC has increased its total revenue has exceeded the rate at which the company has hired new employees. The decrease also is due in part to PAETEC’s acquisition of assets from Covista Communications in August 2004 and its acquisition of American Long Lines in February of 2005, which together increased revenue for 2005 by approximately $44.2 million, but also increased selling, general and administrative expenses for the same period by approximately $10.7 million, or 24% of the increased revenue.

Withdrawn Initial Public Offering and Related Terminated New Senior Secured Credit Facility Expenses. On September 16, 2005, PAETEC requested the withdrawal of its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 22, 2005. As a result, approximately $4.6 million of costs related to the withdrawn initial public offering and the related terminated new senior secured credit facility were written off during 2005.

Depreciation and Amortization. Depreciation and amortization expense increased to $29.1 million for 2005 from $22.8 million for 2004. The increase was largely attributable to increased depreciation expense resulting from an increase of $44.5 million in gross property and equipment since December 31, 2004 as part of PAETEC’s network deployment and maintenance. Amortization expense also increased as a result of an increase in gross intangible assets of $13.8 million from PAETEC’s acquisition in August 2004 of assets from Covista Communications and PAETEC’s acquisition in February 2005 of American Long Lines. The increase in depreciation and amortization expense was offset in part as PAETEC ceased to record depreciation on some of its older equipment that had reached the end of its useful life.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right. Change in fair value of Series A convertible redeemable preferred stock conversion right increased to $10.8 million in 2005 from $0 in 2004. Subsequent to the end of the second quarter of 2005, but before the issuance of PAETEC’s second quarter 2005 financial statements, PAETEC withdrew the registration statement that it filed with the SEC on April 22, 2005 and ceased its effort to complete an initial public offering of common stock. Before the second quarter of 2005, PAETEC did not ascribe any value to the conversion right, as the company believed it would be able to convert the Series A convertible redeemable preferred stock into common stock before the holders of the preferred stock would be able to require PAETEC to repurchase the preferred stock at fair value. Before its repurchase of all outstanding shares of the Series A convertible redeemable preferred stock in June 2006, PAETEC believed that it was reasonably possible that it would not be able to convert the Series A convertible redeemable preferred stock to common stock before the mandatory redemption date. As a result, PAETEC adjusted its probability-weighted average calculation of fair value of the conversion right to reflect this change in assumption. PAETEC valued this embedded derivative at December 31, 2005 based on a Black-Scholes probability weighted calculation using a 78% volatility factor assumption, a 4.4% risk-free interest rate and an estimate of $2.22 ascribed to the fair value of a share of PAETEC common stock as of December 31, 2005. PAETEC determined that the fair market value of the embedded derivative was $10.8 million and recorded the amount as a liability as of December 31, 2005.

Interest Expense. Interest expense decreased to $10.5 million for 2005 from $10.9 million for 2004, primarily as a result of a lower average outstanding debt balance during 2005 and due to the discontinuance of hedge accounting on PAETEC’s interest rate swap agreements, which decreased interest expense by $1.3 million during 2005. The hedge accounting on PAETEC’s interest rate swap agreements was discontinued as of June 30, 2005, when the company concluded that the projected cash flows of its existing variable rate debt were no longer probable due to PAETEC’s planned refinancing of its senior secured credit facility. Because the interest rate swaps outstanding as of June 30, 2005 accordingly no longer qualified for hedge accounting, PAETEC reclassified during the three months ended June 30, 2005 $1.3 million associated with its hedge accounting from accumulated other comprehensive income to interest expense. The 2005 decrease in interest expense was partially offset by an increase in average interest rates applicable to PAETEC’s variable rate debt. As of December 31, 2005 and 2004, borrowing rates under the senior credit facility agreement averaged 8.6% and 6.6%, respectively.

Other Income, Net. Other income, net increased to $3.1 million for 2005 from $0.7 million for 2004, primarily as a result of an increase in interest income and an increase in other financing income.

Income Taxes. PAETEC recorded income tax provisions of $14.1 million, which represented an effective income tax rate of 49.4%, for 2004, and an income tax benefit of $37.2 million, which represented an effective income tax rate of (92%), for 2005. Excluding the $10.8 million charge that resulted from the change in the fair value of the Series A convertible redeemable preferred stock conversion right, PAETEC’s effective income tax rate would have been 35.9% for 2005.

The income tax benefit in 2004 included the effects of a non-cash net deferred income tax benefit for 2004 of approximately $38.2 million, which was partially offset by current income tax expense of $1.1 million for 2004. The non-cash net deferred income tax benefit for 2004 was the result of a reversal of substantially all of PAETEC’s previously existing valuation allowance. During the third quarter of 2004, PAETEC performed its regular assessment of its deferred income tax valuation allowance and determined that portions of the allowance should be reversed. The evaluation considered profitability of the business, the ability to use these deferred income tax assets against future profitable amounts, and possible restrictions on use due to limits as to the number of years over which the deferred income tax assets can be carried forward and to annual use limits associated with Section 382 of the Internal Revenue Code. This reversal of substantially all of the valuation allowance resulted in a non-cash deferred income tax benefit for 2004 of approximately $38.2 million and a reduction of goodwill by $7.4 million.

As of December 31, 2005, PAETEC had approximately $154.7 million in net operating loss carryforwards. As a result, PAETEC currently only pays alternative minimum taxes and state income taxes.

Net Income. Net income decreased by $63.1 million, from $77.6 million for 2004 to $14.5 million for 2005.

Seasonality

PAETEC’s historical operating results experienced some seasonality primarily relating to the portion of revenue the company derives from sales to customers in the higher education and hospitality industries. PAETEC expects that the revenue it derives from customers in these industries generally will be lower in the summer months as a result of reduced student enrollments and business-related travel during these months. In addition, the amount of revenue PAETEC generates from most of its business customers is based, in part, on the amount of services used by the customer, which is subject to seasonal variations based on the number of work days and employee vacation days in each quarter. Many of PAETEC’s customers generate less usage-based revenue for it during the summer months and the month of December.

Critical Accounting Policies

PAETEC’s consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require the company to make estimates and assumptions. Of PAETEC’s significant accounting policies described in Note 2 to the consolidated financial statements included elsewhere in this report, PAETEC believes that the following policies may involve a higher degree of judgment and complexity.

Revenue Recognition. PAETEC generates recurring operating revenue pursuant to contracts with PAETEC’s customers and non-recurring revenue pursuant to non-recurring agreements. PAETEC recognizes revenue in accordance with generally accepted accounting principles, which require satisfaction of the following four basic criteria before revenue can be recognized:

•	there is persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

PAETEC bases its determination of the third and fourth criteria above on the company’s judgment regarding the fixed nature of the fee it has charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause it to determine that these criteria likely will not be met for some future transactions, revenue recognized for any reporting period could be materially adversely affected.

Management makes estimates of future customer credits through the analysis of historical trends and known events. The provisions for revenue adjustments are recorded as a reduction of revenue when incurred. Since any revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively affect revenue by the same amount.

During 2003, PAETEC adopted the provisions of the Emerging Issues Task Force, or “EITF,” Bulletin No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides additional guidance on revenue recognition for transactions that may involve the delivery or performance of multiple products, services or rights to use assets, and performance that may occur at different points in time or over different periods of time. The adoption of EITF No. 00-21 did not have an effect on PAETEC’s results of operations, financial position or cash flow.

Network Services and Carrier Services Revenue. PAETEC derives revenue primarily from its sale of communications services. PAETEC’s service revenue consists principally of usage fees and monthly recurring fees.

Usage fees consist of fees paid by PAETEC’s customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as reciprocal compensation when the company terminates local calls made by their customers, and access fees paid by carriers for long distance calls that PAETEC originates and terminates. PAETEC recognizes revenue related to usage fees when the service is provided. PAETEC bills usage fees in arrears and uses estimates to recognize revenue for unbilled usage fees. PAETEC’s ability to generate reciprocal compensation revenue and access revenue is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, PAETEC’s policy is to recognize reciprocal compensation and access revenue only when the company concludes that its realization of that revenue is reasonably assured.

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features on those lines. Monthly recurring fees are paid by PAETEC’s end-user customers and are billed in advance. PAETEC recognizes this revenue during the period in which it is earned.

PAETEC has arrangements where it recognizes revenue in accordance with SEC Staff Accounting Bulletin, or “SAB,” No. 104, Revenue Recognition, which requires some non-recurring service activation and installation fee revenues that are payable in advance of the provision of services to be deferred over the average customer life. In accordance with those guidelines, PAETEC defers service activation and installation fee revenues and related costs and amortizes them over the average customer life, primarily three years.

Integrated Solutions Revenue. PAETEC also derives revenue from sales of telecommunications equipment and software. Equipment revenue consists of fees PAETEC’s customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes equipment revenue upon delivery and acceptance of the equipment. PAETEC derives software revenue through selling and supporting its proprietary telecommunications software. PAETEC recognizes revenue related to software sales upon delivery and acceptance of the software in accordance with Statement of Position 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants and related interpretations. Support fees include fees for maintenance of PAETEC’s telecommunications software and fees for training the end user in the proper use of PAETEC’s telecommunications software. PAETEC recognizes maintenance fees pro rata over the length of the underlying maintenance contract. PAETEC recognizes training fees after the training obligation has been fulfilled.

Allowance for Doubtful Accounts. To determine PAETEC’s allowance for bad debts, it uses estimates based on the company’s historical collection experience, its assessment of current industry and economic trends, customer concentrations and its credit policies. As of December 31, 2006, PAETEC had reserved for $5.3 million of bad debts.

PAETEC has reserved for expected bad debt losses based on the factors referred to above, and believes that its reserves are adequate. It is possible, however, that the sufficiency of PAETEC’s estimates could become materially inadequate as the composition of PAETEC’s receivables changes over time. PAETEC continually reviews and refines the estimation process to take account of these changes, but from time to time the company may need to adjust its estimate to reflect actual experience.

Cost of Sales. Costs of sales are composed primarily of network costs, which are costs incurred for leased transport charges and for transmission of voice and data services over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. PAETEC expenses network costs as incurred. These costs include PAETEC’s estimate of charges for which it has not yet received bills, and are based upon the estimated number of transmission lines and facilities PAETEC has in service and its estimated minutes of use based on internal reports. Once PAETEC receive an invoice from a carrier, the company begins a process of reconciling that carrier’s invoice to PAETEC’s internal reports. Once the reconciliation is complete, PAETEC follows contractual terms to dispute any erroneous billing and, ultimately, agree with the carrier on the final amount due. In some cases, this reconciliation process can take several months to complete. PAETEC may make subsequent adjustments to its estimates after the company receives bills for the actual costs it incurs, but it generally does not expect that these adjustments will be material to its operating results. Accordingly, PAETEC’s accrual for network costs includes estimates for which the reconciliation of the carriers’ invoices to the company’s internal reports has not been completed. Because of the significance of access costs, the complexity of the systems that capture accrual information and the quantity of negotiated and regulated rates, PAETEC believes that the estimation of network cost accruals is a critical accounting policy.

Impairment of Long-Lived Assets. It is PAETEC’s policy to review its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the company considers important, and which could trigger an impairment review, include the following:

•	significant under-performance of PAETEC’s assets relative to expected historical or projected future operating results;

•	significant changes in the manner in which PAETEC uses its assets or in its overall business strategy;

•	significant negative industry or economic trends; and

•	a significant decline in fair market value of PAETEC’s common stock for a sustained period.

PAETEC determines whether the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. PAETEC determines if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, PAETEC measures the impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in PAETEC’s current business model or another appropriate valuation methodology for comparison to the carrying value.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, PAETEC does not amortize goodwill or other acquired intangible assets with indefinite useful lives. PAETEC has identified two reporting units as defined in SFAS No. 142. Goodwill is assessed for impairment at least annually, based upon PAETEC’s estimate of the fair value of each reporting unit. Currently, PAETEC does not have any intangible assets with indefinite useful lives.

PAETEC assesses the carrying value of its goodwill during the third quarter of each fiscal year. In accordance with SFAS No. 142, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. The 2006, 2005, 2004 and 2003 annual assessment of the carrying value of PAETEC’s goodwill indicated that the value of the remaining goodwill was not impaired as of July 1, 2006, 2005, and 2004, respectively.

The changes in the carrying value of goodwill from January 1, 2003 through December 31, 2006 were as follows (in thousands):

Balance as of January 1 and December 31, 2003	$39,765
Goodwill related to acquisition of assets from Covista Communications, Inc.	4,349
Recognition of acquired net operating losses	(7,419)

Balance as of December 31, 2004	$36,695
Goodwill related to acquisition of American Long Lines, Inc.	1,471
Purchase accounting adjustment	(3,084)

Balance as of December 31, 2005 and December 31, 2006	$35,082

PAETEC reduced goodwill by $3.1 million during 2005 primarily as a result of a purchase accounting adjustment related to the acquisition of assets from Covista Communications. This decrease was partially offset by an increase in goodwill of $1.5 million attributable to the company’s acquisition of American Long Lines, Inc.

Because of the significance of long-lived assets and the judgments and estimates that go into the impairment analysis, PAETEC believes that its policies regarding impairment of long-lived assets are critical.

Share-Based Payment. Employees of PAETEC participate in the PAETEC Corp. 2001 Stock Option and Incentive Plan and the PAETEC Corp. 1998 Incentive Compensation Plan. Officers of PAETEC also participate in the PAETEC Corp. Executive Incentive Plan. On January 1, 2006, PAETEC adopted SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. PAETEC adopted SFAS No. 123(R) using the modified prospective transition method and, therefore, the company has not restated results for prior periods. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs ratably over the requisite service period of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the following assumptions: expected volatilities are based on a volatility factor computed with the assistance of an independent third party, based upon an external peer group analysis of publicly traded companies based in the United States within a predetermined market capitalization range, which are referred to as public comparables. The analysis provides historical and implied volatilities of the public comparables and develops an estimate of constant expected volatility for PAETEC. The expected term of options granted is derived from the vesting period of the award, as well as exercisability of the award, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. PAETEC uses historical data to estimate forfeitures.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and PAETEC uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, PAETEC is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what PAETEC has recorded in the current period.

Before the adoption of SFAS 123(R), PAETEC accounted for compensation cost under its option plans using the intrinsic value method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. When appropriate, compensation expense was recorded for awards of options over the period earned. However, in most cases PAETEC had not recognized any compensation expense in connection with option awards to employees, since the exercise price of the option on the date of grant generally approximated the fair market value of underlying Class A common stock on that date.

Income Taxes. PAETEC accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management provides valuation allowances against the net deferred income tax asset for amounts that are not considered more likely than not to be realized. PAETEC must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

PAETEC considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. PAETEC uses judgment in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.

In the third quarter of 2004, PAETEC evaluated the deferred income tax asset valuation allowance and determined that portions of the allowance should be reversed. The evaluation considered profitability of the business, the ability to utilize these deferred income tax assets against future profitable amounts, and possible restrictions on use due to limits as to the number of years over which they can be carried forward and annual use limits associated with Section 382 of the Internal Revenue Code. PAETEC determined that it was more likely than not that the company would be able to make use of approximately $48.8 million of the remaining net deferred income tax assets. The reversal of substantially all of the valuation allowance resulted in a non-cash net deferred income tax benefit for the twelve months ended December 31, 2004 of approximately $38.2 million and a reduction of goodwill by $7.4 million in connection with acquired net operating losses. As of December 31, 2006, PAETEC maintained a valuation allowance of approximately $2.7 million, which primarily relates to state net operating loss carryforwards that the company does not believe it is more likely than not to realize. In accordance with SFAS No. 5, Accounting for Contingencies, PAETEC records tax contingencies when the exposure item becomes probable and reasonably estimable. Because of the significance of income taxes and the judgments and estimates that go into the calculation of income taxes, PAETEC believes that its income tax accounting policies are critical.

Purchase Accounting. PAETEC accounts for the purchase of a business by allocating the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. PAETEC uses available information to make these fair value determinations and, when necessary, engages an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Because of the inherent subjectivity associated with estimating the fair value of long-lived assets, PAETEC believes that the recording of assets and liabilities acquired in conjunction with the acquisition of a business is a critical accounting policy.

On February 28, 2005, PAETEC announced that it had purchased American Long Lines, Inc., a privately owned telecommunications company serving primarily small and medium-sized business customers in the mid-Atlantic region, for approximately $4.3 million in cash, of which approximately $2.0 million was paid at closing and approximately $2.3 million was paid during the 2006 six-month period. During the second quarter of 2006, the American Long Lines purchase agreement was amended to alter the original payment schedule and payment methodology, resulting in the final purchase payment being made during the three months ended June 30, 2006.

On February 28, 2007, PAETEC and US LEC completed their combination pursuant to the merger agreement, dated as of August 11, 2006, as amended, among PAETEC, US LEC, PAETEC Holding, WC Acquisition Sub U Corp., and WC Acquisition Sub P Corp. In accordance with the merger agreement, WC Acquisition Sub P Corp. merged with and into PAETEC (the “PAETEC merger”) and WC Acquisition Sub U Corp. merged with and into US LEC (the “US LEC merger” and together with the PAETEC merger, the “mergers”). PAETEC and US LEC were the surviving corporations of the mergers and, as a result of the mergers, became wholly-owned subsidiaries of PAETEC Holding.

PAETEC Holding will account for the mergers as a purchase of US LEC by PAETEC using the purchase method of accounting under generally accepted accounting principles. For federal income tax purposes, the PAETEC merger together with the US LEC merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code.

Derivatives. SFAS. No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statement of operations and comprehensive income, and requires PAETEC to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Derivatives are recognized on the balance sheet at fair value. PAETEC’s freestanding derivative instruments are designated as hedges at inception and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as hedges of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The effective portion of the derivative’s gain or loss is initially reported as a component of comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

PAETEC formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet.

PAETEC discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument. As part of the leveraged recapitalization, PAETEC obtained borrowings under new senior secured credit facilities. In connection with these new facilities, PAETEC had interest rate swaps at December 31, 2006 that qualified as cash flow hedges.

Before their repurchase pursuant to the leveraged recapitalization in June 2006, the outstanding shares of Series A preferred stock were convertible at any time at the holder’s option into shares of the Class A common stock at a price of $7.50 per share of Class A common stock. At any time after February 4, 2007, but not after the completion of a qualified public offering or a specified sale of the company, any holder of the Series A preferred stock would have had the right to require PAETEC to repurchase for cash any or all of the outstanding shares of the Series A preferred stock at fair market value, as defined in the agreement pursuant to which the Series A preferred stock was issued. PAETEC determined that the conversion right of the Series A preferred stockholders combined with the cash repurchase right of the Series A preferred stockholders represented an embedded derivative as defined in SFAS No. 133. PAETEC accordingly has valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative was determined based on a number of assumptions including the liquidity and volatility of PAETEC’s common stock. As a result of the leveraged recapitalization, the fair value of the embedded derivative was reduced to $0 as of June 30, 2006.

Self-Insurance Reserves. PAETEC is self-insured for certain losses related to insurance, although the company maintains stop-loss coverage with third party insurers to limit exposures. The estimate of PAETEC’s self-insurance liability contains uncertainty since the company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating PAETEC’s self-insurance liability, the company considers a number of factors, which include, but are not limited to, historical claim experience, and known claims not yet paid. PAETEC has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the past three fiscal years.

Legal and Contingency Reserves. PAETEC accounts for legal and other contingencies in accordance with SFAS No. 5, Accounting for Contingencies. Loss contingencies are accrued by a charge to income if both of the following conditions are met: information before issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and the amount of the loss can be reasonably estimated.

The foregoing list of critical accounting policies is not intended to be a comprehensive list of all of PAETEC’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for PAETEC to judge their application. There are also areas in which PAETEC’s judgment in selecting any available alternative would not produce a materially different result. In addition to reviewing the foregoing list, PAETEC encourages you to review carefully the notes to its consolidated financial statements included elsewhere in this report, where you will find a more comprehensive description of the company’s accounting policies and additional disclosures that are required by generally accepted accounting principles.

Liquidity and Capital Resources

During the initial development stage of its business, PAETEC incurred significant losses from operating activities. Since the fourth quarter of 2002, however, PAETEC’s operations have generated sufficient cash flow to meet all of the cash requirements of the company’s business, including its operating, capital and debt service requirements. PAETEC’s ability to sustain a level of positive cash flow from operations that is sufficient to continue to meet all of its future operating, capital and debt service requirements is subject to the risks associated with the company’s business and to changes in its business plan, capital structure and other events.

On February 21, 2006, PAETEC amended and restated its previously existing senior secured credit facility. Under this amendment and restatement, the term loan portion of the facility was increased to $100.0 million and the reducing revolving credit facility was reduced to $25.0 million. The outstanding principal balance of the term loan was payable in fifteen quarterly installments commencing on June 30, 2006, with a final installment payment due on January 31, 2010. Each quarterly installment payable during the period from June 30, 2006 through and including March 31, 2007 was to be $2.5 million. Each quarterly installment payable during the period from June 30, 2007 through and including March 31, 2008 was to be $5.0 million. Each quarterly installment payable during the period from June 30, 2008 through and including March 31, 2009 was to be $7.5 million. Each quarterly installment payable during the period from June 30, 2009 through and including December 31, 2009 was to be $10.0 million, and the final installment payable on January 31, 2010 was to be the remaining unpaid portion of the term loan.

On June 12, 2006, as part of the leveraged recapitalization, PAETEC paid off all principal and interest outstanding under its existing $100 million senior secured credit facility and entered into two new senior secured credit facilities. These senior secured credit facilities consisted of a first lien term loan of $275.0 million, which included a revolving credit facility of $25.0 million, and a second lien term loan of $100.0 million. PAETEC applied the proceeds from the new senior credit facilities, in part, to make some or all of the total cash payments required to complete the leveraged recapitalization. As of December 31, 2006, PAETEC had $25 million in borrowings available under the revolving portion of the credit facilities. The outstanding principal balance of the first lien term loan was payable in twenty quarterly installments commencing on September 30, 2006. Each quarterly installment payable during the period from September 30, 2006 through and including March 31, 2011 was equal to $0.7 million, with the final quarterly installment payable on June 30, 2011 to equal the remaining unpaid portion of the term loan. The outstanding principal balance on the second lien term loan was payable in full on the June 12, 2013 maturity date.

On February 28, 2007, in connection with the completion of the combination of US LEC and PAETEC, PAETEC Holding Corp. obtained $850 million of new senior secured credit facilities. PAETEC Holding is the borrower under the new facilities. All obligations under the facilities are guaranteed by all subsidiaries of PAETEC Holding, including PAETEC, US LEC and their respective subsidiaries. The credit facilities consist of:

•

a term loan facility in a total principal amount of $800 million, which was fully drawn on the merger closing date to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of US LEC’s preferred stock; and

•	a revolving credit facility in a total available principal amount of $50 million, none of which was drawn on the merger closing date.

The PAETEC loan parties may use the proceeds of loans under the revolving credit facility for working capital, capital expenditures and general corporate purposes. A portion of this facility is available for the issuance of letters of credit to support the operating requirements of the PAETEC loan parties.

The final maturity dates for the credit facilities are as follows:

•	for the revolving credit facility, February 28, 2012; and

•	for the term loan facility, February 28, 2013.

PAETEC Holding will be required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $8.0 million during the first 5 3/4 years after the facility closing date. In addition, PAETEC Holding will be required to make principal repayments under the term loan facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, and insurance recovery and condemnation events. PAETEC Holding may voluntarily prepay the term loan facility without premium or penalty.

Source and Uses of Cash. PAETEC’s net cash provided by operating activities was $53.6 million for 2006, $64.5 million for 2005, and $57.9 million for 2004. The decrease in cash flows from operating activities of $10.9 million for 2006 from 2005 was primarily the result of a decrease of $14.3 million from net income adjusted for non-cash items, which was attributable primarily to the decrease of $21.5 million in the fair value ascribed to the conversion right of the Series A convertible redeemable preferred stock that was offset in part by the $6.9 million of non-cash charges attributable to the leveraged recapitalization and debt extinguishment costs incurred during 2006. The increase in cash flows from operating activities of $6.6 million for 2005 from 2004 was primarily the result of an increase of $3.1 million for changes in operating assets and liabilities, and an increase of $3.5 million from net income adjusted for non-cash items.

PAETEC is subject to regulatory changes that may impair the cash flow it generates from its operating activities. Other than the 2001 and 2004 carrier access regulatory changes that PAETEC estimates reduced its potential operating cash flow by approximately $10.0 million, PAETEC is not aware of any additional regulatory changes that it expects will have a material adverse effect on its operating cash flow in 2007. Thereafter, additional regulatory changes are possible and some of these could have a material adverse effect on the company’s operating cash flow and results of operations. Historically, PAETEC has been able to increase its operating cash flow in periods in which adverse regulatory changes have become effective by increasing the number of customers and achieving additional network efficiencies. If PAETEC is unable to offset the effects of future adverse regulatory changes in a similar manner, those regulatory changes could negatively affect operating cash flows and impair its liquidity.

PAETEC’s investing activities during the 2006, 2005 and 2004 periods consisted primarily of the purchase and installation of property and equipment. PAETEC’s 2006 investing activities also included approximately $2.7 million of external legal, accounting, consulting and bank fees directly related to the US LEC merger. PAETEC’s investing activities also included partial payment of the purchase price for the acquisition of assets, including a customer base, of Covista Communications and partial payment of the purchase price for the acquisition of American Long Lines. Of the total purchase price of $15.0 million for the assets of Covista Communications, PAETEC paid $14.6 million during 2004 and $0.4 million during 2005. Of the total purchase price of $4.3 million for American Long Lines, approximately $2.0 million was paid during 2005, and approximately $2.3 million was paid during 2006. During the second quarter of 2006, the American Long Lines purchase agreement was amended to alter the original payment schedule and payment methodology such that the final purchase payment was made during that quarter.

Net cash used by financing activities was $8.2 million in 2006. As part of the leveraged recapitalization, PAETEC obtained $375.0 million in proceeds from two new senior secured credit facilities, which it applied to make some or all of the cash payments required to complete the leveraged recapitalization and to pay off its existing debt, including the company’s existing senior secured credit facility and capital leases. The leveraged recapitalization also included PAETEC’s payments of $205.0 million to repurchase the outstanding shares of Series A preferred stock and accumulated dividends and $56.9 million to repurchase shares of Class A common stock from some of the former stockholders of Campuslink Communications. In 2006, PAETEC paid $11.1 million in debt issuance costs, including approximately $2.3 million related to the February 2006 amendment and restatement of its previously existing senior secured credit facility, and approximately $8.9 million related to the new senior secured credit facilities entered into as part of the leveraged recapitalization. Net cash used to fund financing activities was $29.1 million in 2005. Substantially all of the net cash used by PAETEC’s financing activities for 2005 was used to repay borrowings of $28.8 million under the company’s then existing senior secured credit facility and to pay debt issuance costs of $0.3 million. Net cash used by financing activities was $25.2 million in 2004, substantially all of which was used to repay borrowings of $22.6 million and to pay debt issuance costs of $2.7 million.

During 2005, PAETEC made voluntary payments against the principal amount outstanding under the reducing revolving credit facility portion of the credit facility of $20.0 million in 2005 and $15.0 million in 2004.

Cash Requirements. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its operating leases.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of December 31, 2006:

Contractual Obligations

(in thousands)

	Total	2007	2008	2009	2010	2011	2012 +
Long-term debt	$373,786	$2,856	$2,788	$2,767	$2,750	$2,750	$359,875
Operating leases	57,673	9,012	8,310	6,303	5,731	4,964	23,353
Purchase obligations	11,993	10,678	948	367	—	—	—
Other long-term liabilities	5,646	—	2,403	3,010	83	77	73

Total	$449,098	$22,546	$14,449	$12,447	$8,564	$7,791	$383,301

The long-term debt obligations in the table above reflect the senior credit facilities in place at December 31, 2006. On February 28, 2007, in connection with the completion of the US LEC merger, PAETEC Holding obtained $850 million of new senior secured credit facilities, including an $800 million term loan facility. PAETEC and US LEC used the proceeds of the $800 million term loan facility, along with a portion of their cash on hand, to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock. The long-term debt obligations in the table above do not reflect the payment terms of the $800 million term loan facility. For a description of the facilities, including repayment terms, see Long-Term Debt, below.

The long-term debt obligations in the table above also do not include scheduled variable interest payments, which are generally based on London Interbank Offered Rate, or “LIBOR,” rates. PAETEC projects interest payments to be $65.9 million for 2007, $70.9 million for 2008, $70.0 million for 2009, $69.3 million for 2010, $68.6 million for 2011, $68.1 million for 2012, and $10.9 million for 2013. These projected interest estimates reflect the $850 million senior secured credit facilities obtained by PAETEC Holding pursuant to a Credit Agreement dated February 28, 2007 in connection with the completion of the mergers as described in Note 16 to PAETEC’s consolidated financial statements found elsewhere in this report. The projected interest assumes no change in interest rates from those in effect at February 28, 2007.

Long-Term Debt. During 2000, PAETEC obtained a senior secured credit facility, which was composed of a $100.0 million, eight-year term loan and a $55.0 million, eight-year reducing revolving credit facility from a syndicate of lenders. PAETEC amended and restated the facility as of March 31, 2004 and further amended the facility as of April 22, 2005. Under the March 2004 amendment and restatement, the term loan was reduced to $90.0 million and the reducing revolving credit facility was reduced to $49.5 million. PAETEC amended and restated the facility again as of February 21, 2006. Under the February 2006 amendment and restatement, the term loan was increased to $100.0 million and the reducing revolving credit facility was reduced to $25.0 million. On June 12, 2006, as part of the leveraged recapitalization, PAETEC paid off its then existing senior secured credit facility and entered into two new senior secured credit facilities. The new senior secured credit facilities included a first lien credit agreement, consisting of an initial term loan commitment of $275.0 million and a revolving loan commitment of $25.0 million, and a second lien credit agreement consisting of a $100.0 million term loan commitment. PAETEC used the proceeds of the loan to pay some or all of the total cash dividends and purchase price of shares in accordance with the leveraged recapitalization, to pay off its existing debt, including its existing senior secured credit facility and capital leases.

Amounts borrowed under the first lien term loan bear interest at PAETEC’s option at either the LIBOR plus 3.5%, or a defined base rate plus 2.5%. The defined base rate is equal to the higher of the prime lending rate or the overnight federal funds rate plus one-half of one percent (the “Base Rate”). Amounts borrowed under the second lien term loan bear interest at PAETEC’s option at either LIBOR plus 7.5%, or Base Rate plus 6.5%. As of December 31, 2006, PAETEC had $373.8 million in borrowings outstanding under the term loan portions of the senior secured credit facilities it obtained in June 2006 and $25.0 million in borrowings were available under the revolving portion of the credit facilities.

On February 28, 2007, in connection with the completion of the merger, PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as

Documentation Agent. As of February 28, 2007, amounts borrowed under the new credit facilities will bear interest, at PAETEC Holding’s option, at an annual rate equal to either a specified base rate plus a margin of 2.50%, or a specified LIBOR rate, or LIBOR plus a margin of 3.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the ratio of total debt to consolidated earnings before interest, taxes, depreciation, amortization and other specified items (“adjusted EBITDA”). The base rate is equal to a specified prime lending rate or, if higher, the overnight federal funds rate plus .50%. Subject to availability and other conditions, PAETEC Holding has the right to select interest periods of 1,2,3,6, or, in the case of revolving credit facility borrowings, 9 or 12 months for LIBOR loans.

PAETEC and US LEC used the proceeds of the $800 million term loan facility, along with a portion of their cash on hand, to:

•	repurchase all of the outstanding shares of US LEC Series A convertible preferred stock, including accrued dividends;

•	redeem, repurchase or otherwise discharge all of US LEC’s outstanding notes payable, together with all accrued and unpaid interest to date of redemption, purchase or discharge;

•	repay in full all borrowings outstanding, and terminate all commitments, under US LEC’s existing senior secured revolving credit facility;

•	repay in full all borrowings outstanding, and terminate all commitments, under PAETEC’s existing senior secured credit facilities; and

•	pay fees and expenses incurred by the companies in connection with the merger transactions.

PAETEC Holding will be required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $8.0 million during the first 5 3/4 years after the facility closing date. In addition, PAETEC Holding will be required to make principal repayments under the term loan facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, and insurance recovery and condemnation events. PAETEC Holding may voluntarily prepay the term loan facility without premium or penalty.

Financial Covenants Under Our Senior Secured Credit Facilities as of December 31, 2006. PAETEC had granted the lenders under this facility a security interest in substantially all of its assets and in the capital stock of its subsidiaries. Following is a description of PAETEC’s senior secured credit facilities as of December 31, 2006. Under the credit agreements PAETEC was subject to the following financial covenants:

(a)	a minimum fixed charge coverage ratio as set forth below for the fiscal quarters ending on such date:

Fiscal Quarter Ending:	Ratio
	First-Lien Agreement	Second-Lien Agreement
September 30, 2006	1.05:1.00	1.00:1.00
December 31, 2006-September 30, 2007	1.10:1.00	1.00:1.00
December 31, 2007-September 30, 2008	1.15:1:00	1.05:1.00
December 31, 2008-December 31, 2009	1.25:1.00	1.15:1.00
March 31, 2010-September 30, 2012	1.35:1.00	1.20:1.00
December 31, 2012-June 30, 2013	1.45:1.00	1.25:1.00
Quarters ending thereafter	1.50:1.00	1.30:1.00

The senior secured credit facilities define fixed charge coverage ratio as the ratio of EBITDA to fixed charges for the period of four consecutive fiscal quarters then last ended. Under this financial covenant, fixed charges for periods ending after June 30, 2007 are defined as the sum of the following:

•	cash interest expense;

•	scheduled principal payments on debt for borrowed money;

•	scheduled principal and interest payments on capital leases;

•	capital expenditures;

•	income tax expenses paid in cash; and

•	dividends paid in cash.

At any time on or before June 30, 2007, fixed charges under this financial covenant are defined as the product of:

•	the remainder of fixed charges computed as above for the period from July 1, 2006 until the last day of the most recently ended fiscal quarter minus excess cash multiplied by

•	a fraction with a numerator of 365 and a denominator equal to the number of days from July 1, 2006 through the last day of the most recently ended fiscal quarter.

Excess cash to be deducted as defined in the fixed charges computation for any time on or before June 30, 2007 is defined as cash in excess of $10.0 million, not to exceed the amounts as set forth below for such period:

Closing Date/Fiscal Quarter	Deduction Limitation
Closing date through and including third quarter of 2006	$2.5 million
Fourth quarter of 2006	$5.0 million
First quarter of 2007	$7.5 million
Second quarter of 2007	$10.0 million

(b)	a maximum total leverage ratio as set forth below:

Period	Ratio
	First-Lien Agreement	Second-Lien Agreement
July 1, 2006 to, but excluding, March 31, 2007	4.75:1.00	4.75:1.00
March 31, 2007 to, but excluding, June 30, 2007	4.50:1.00	4.50:1.00
June 30, 2007 to, but excluding, September 30, 2007	4.25:1.00	4.50:1.00
September 30, 2007 to, but excluding, December 31, 2007	4.00:1.00	4.25:1.00
December 31, 2007 to, but excluding, June 30, 2008	3.75:1.00	4.25:1.00
June 30, 2008 to, but excluding, December 31, 2008	3.50:1.00	4.00:1.00
December 31, 2008 to, but excluding, March 31, 2009	3.25:1.00	3.50:1.00
March 31, 2009 to, but excluding, September 30, 2009	3.00:1.00	3.25:1.00
September 30, 2009 to, but excluding, December 31, 2009	2.75:1.00	3.00:1.00
December 31, 2009 to, but excluding, September 30, 2010	2.50:1.00	2.75:1.00
September 30, 2010 to, but excluding, March 31, 2011	2.25:1.00	2.50:1.00
From March 31, 2011 and thereafter	2.00:1.00	2.50:1.00

The senior secured credit facilities define leverage ratio as the ratio of consolidated debt on any date of determination to consolidated EBITDA for the four fiscal quarter periods ending on such fiscal quarter end date. The agreements define consolidated debt as the sum of the following:

•

all indebtedness required to be reflected as indebtedness or capital lease obligations on the liability side of a balance sheet prepared in accordance with United States generally accepted accounting principles;

•	obligations associated with letters of credit, bankers’ acceptances, bank guarantees, surety and appeal bonds and similar obligations;

•	obligations associated with interest protection agreements, other hedging agreements or similar agreements;

•	all off-balance sheet liabilities; and

•	certain contingent obligations.

As of December 31, 2006, PAETEC was in compliance with all of its covenants.

Financial Covenants Under Our Senior Secured Credit Facilities. The new senior secured credit facilities as of February 28, 2007 contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the PAETEC loan parties, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

PAETEC is required to satisfy a total leverage ratio and a fixed charge coverage ratio under which:

•	PAETEC Holding’s ratio of total debt to adjusted consolidated EBITDA for any measurement period will not be permitted to be greater than 4.50 to 1.00 (from the initial measurement date to but excluding December 31, 2008), 4.00 to 1.00 (from December 31, 2008 to but excluding December 31, 2009), and 3.50 to 1.00 (on and after December 31, 2009); and

•

PAETEC Holding’s ratio of adjusted consolidated EBITDA to fixed charges for any measurement period will not be permitted to be less than 1.05 to 1.00 (for the measurement period ending June 30, 2007 through the measurement period ending September 30, 2008), 1.10 to 1.00 (for the measurement period ending December 31, 2008 through the measurement period ending September 30, 2009), and 1.15 to 1.00 (for the measurement period ending December 31, 2009 through each measurement period ending thereafter).

Also as part of the new facilities, PAETEC is required, within 90 days of the initial borrowing date, to enter into, and thereafter maintain, interest rate protection agreements mutually acceptable to PAETEC and the facilities’ administrative agent. Such agreements under the facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date, February 28, 2007. As of December 31, 2006, PAETEC had interest rate protection, via interest rate swaps, on $225 million of its outstanding floating-rate debt. PAETEC is currently negotiating additional interest rate protection agreements to ensure compliance with the interest rate protection terms of the new facilities.

Other Debt Obligations. As part of the leveraged recapitalization, PAETEC paid off approximately $18.6 million in capital lease liabilities. Before the leveraged recapitalization, on April 3, 2006, PAETEC and one of its primary lessors amended the provisions of a master agreement to lease equipment. Under the amended terms, which changed the classification of 40 operating leases, from operating to capital leases, PAETEC recorded approximately $3.1 million of additional debt and additional equipment. As a result of the subsequent payment of capital lease obligations in connection with the leveraged recapitalization, there were no outstanding capital lease obligations at December 31, 2006. Other debt at December 31, 2006 includes the company’s vehicle note obligations of approximately $0.2 million.

See Note 6 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s debt and capital lease obligations.

Operating Lease Obligations. PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. PAETEC began occupying its new corporate headquarters in January 2001 under a 20-year lease agreement. The company expects that its annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $1.8 million for 2006 and 2005.

Purchase Obligations. PAETEC’s purchase obligations as of December 31, 2006 represent non-cancelable contractual obligations for equipment and services.

Other Long-Term Liabilities. Included in PAETEC’s long term liabilities as of December 31, 2006, for which it anticipates no payments to be required during the periods presented or thereafter, are deferred revenues, the fair value of the company’s interest rate swap agreements, and deferred rent credits.

PAETEC expects that, to maintain and enhance its network and services and to generate planned revenue growth, it will continue to require significant capital expenditures. PAETEC made capital expenditures, principally for communications equipment, including assets it acquired under capital leases, of approximately $49.3 million in 2006. PAETEC currently estimates that its capital expenditures, including assets it anticipates acquiring under capital leases, will total approximately $80 million for 2007 for the combined company after the merger, and the company expects to continue to make substantial capital expenditures thereafter. PAETEC expects to fund all of its 2007 capital expenditures from cash flows from operations and proceeds from its new senior secured credit facility. The company plans to make capital expenditures primarily for the following purposes during 2007:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in our industry. As of December 31, 2006, PAETEC had entered into agreements with vendors to purchase approximately $12.0 million of equipment and services, of which the company expects $10.7 million to be delivered and payable in 2007, $0.9 million to be delivered and payable in 2008, and $0.4 million to be delivered and payable in 2009.

As of December 31, 2006, PAETEC had a total of approximately $46.9 million of cash and cash equivalents. PAETEC believes that cash-on-hand and cash flow from operations will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. PAETEC also believes that, following the mergers and the completion of the transactions contemplated by the merger agreement, including the combined company’s application of $800 million of term loan facility proceeds and additional cash on hand to consummate the merger transactions on February 28, 2007, the combined company will generate sufficient cash flow from the combined company’s operations to fund its planned capital expenditures, make scheduled principal and interest payments, meet other cash requirements and maintain compliance with the terms of its financing agreements for at least the first twelve months following the merger closing. After the foregoing periods, the combined company may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of the future capital requirements of the combined company may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities. If plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if the combined company successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Any inability of the combined company to generate or obtain the sufficient funds that it may require could limit its ability to increase revenue or operate profitably.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board, or “FASB,” issued FASB Interpretation or “FIN,” No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that entities recognize in their financial statements the impact of a tax position if that position more likely than not would be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based upon an assessment of the application of FIN 48 with respect to the Company’s income taxes, the adoption of FIN 48 is not expected to have a material effect on the consolidated financial statements of PAETEC.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or “SFAS,” No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. PAETEC is currently evaluating the potential impact of adopting SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that misstatements are quantified based on their impact on each of an entity’s financial statements and related disclosures. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006 and allows a one-time transitional cumulative effect adjustment to the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting adjustment to the opening balance of retained earnings. This one-time adjustment is allowed only for errors that were not previously deemed material but are material under the guidance in SAB No. 108. The adoption of SAB No.108 did not have an impact on PAETEC’s consolidated financial statements.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. PAETEC is currently evaluating the potential impact of adopting SFAS No. 159.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

PAETEC is exposed to market risks in the normal course of business. PAETEC manages the sensitivity of its results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. PAETEC does not hold or issue derivative, derivative commodity or other financial instruments for trading purposes, although the company holds some derivative financial instruments to manage its exposure to fluctuations in interest rates. PAETEC does not have any material foreign currency exposure.

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and its historical operating losses. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions.

PAETEC’s policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through use of interest rate swap contracts to manage its exposure to fluctuations in interest rates on its variable-rate debt. At December 31, 2006, $373.6 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. At the same date, through two interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt and through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $148.6 million of variable-rate debt not subject to an interest rate swap contract at December 31, 2006 would result in a fluctuation of approximately $1.5 million in PAETEC’s annual interest expense.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-34.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

During the fourth fiscal quarter of 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The table below shows information about our directors and executive officers as of March 31, 2007:

Name	Age	Positions
Arunas A. Chesonis	44	Chairman of the Board, President and Chief Executive Officer
Richard T. Aab	57	Vice Chairman of the Board of Directors
Keith M. Wilson	40	Executive Vice President and Chief Financial Officer, Director
Edward J. Butler, Jr.	46	Executive Vice President and Chief Operating Officer
Charles E. Sieving	34	Executive Vice President, General Counsel and Secretary
Algimantas K. Chesonis	41	Senior Vice President, Chief Accounting Officer and Controller
Robert D. Moore, Jr.	38	Senior Vice President and Chief Information Officer
H. Russell Frisby	56	Director
Tansukh V. Ganatra	63	Director
James A. Kofalt	64	Director
Michael C. Mac Donald	53	Director
William R. McDermott	45	Director
Mark Zupan	47	Director

Richard T. Aab, age 57, has served as Vice Chairman of the Board of Directors of PAETEC Holding since February 2007. Mr. Aab co-founded US LEC in June 1996 and served as its Chairman of the Board of Directors from June 1996 to February 2007. He served as Chief Executive Officer from June 1996 until July 1999. In 1982, Mr. Aab co-founded ACC Corp., an international telecommunications company in Rochester, New York. Between 1982 and 1997, he held various positions with ACC, including Chairman of the Board, Chief Executive Officer, President and director. Also during that period, he served as Chairman and director of ACC’s international subsidiaries in Canada, ACC TelEnterprises, Ltd., and the United Kingdom, ACC Long Distance UK Ltd. Mr. Aab is a member of the Board of Trustees of the University of Rochester, the University of Rochester Medical Center, Rochester Institute of Technology and several private corporate entities. Mr. Aab holds a B.S. degree in Economics from Clarkson University.

Arunas A. Chesonis, age 44, has served as Chairman of the Board, President and Chief Executive Officer of PAETEC Holding since August 2006. Mr. Chesonis has served as Chairman of the Board, President and Chief Executive Officer of PAETEC since its formation in May 1998 and as Chairman of the Board, President and Chief Executive Officer of its principal operating subsidiary, PAETEC Communications, Inc., since July 1998. Mr. Chesonis was appointed as President of ACC Corp. in February 1994 and was elected to its board of directors in October 1994. Mr. Chesonis joined ACC in May 1987 as Vice President of Operations for the U.S. business unit and was named President of ACC Long Distance Corp., or ACC Telecom, in January 1989. Mr. Chesonis also served as President of ACC’s Canadian operations and Managing Director of ACC’s U.K. enterprise. Before he joined ACC, Mr. Chesonis held several positions within Rochester Telephone Corporation, now known as Frontier Communications Corporation, a subsidiary of Citizens Communications Company. Mr. Chesonis holds a B.S. degree in Civil Engineering from the Massachusetts Institute of Technology and an M.B.A. degree from the Simon School of the University of Rochester.

Keith M. Wilson, age 40, has served as a director and as Executive Vice President and Chief Financial Officer of PAETEC Holding since August 2006. Mr. Wilson has served as Executive Vice President and Chief Financial Officer of PAETEC and PAETEC Communications, Inc. since January 2001, and as a director of PAETEC since March 2006. From June 1999 until January 2001, Mr. Wilson served as Vice President and head of the Telecommunications Finance Group at Union Bank of California, where he focused on sourcing and providing capital for telecommunications services companies in the wireline, wireless and data services markets. From March 1998 until May 1999, Mr. Wilson was a Vice President of Merchant Banking and head of Syndicated Finance for First Dominion Capital, based in New York. Mr. Wilson also has held positions with NationsBank from September 1996 until March 1998, Bank of Boston and Fleet Bank. Mr. Wilson serves on the Board of Directors of the Rochester Philharmonic Orchestra. He received a B.A. degree in Political Science from Dickinson College, where he was a Nisbet Scholar, and a M.A. degree in Asian Studies from the University of Michigan.

Edward J. Butler, Jr., age 46, has served as Executive Vice President and Chief Operating Officer of PAETEC Holding since February 2007. Mr. Butler has served as the Chief Operating Officer of PAETEC Communications since January 2006, and before that he served as Co-Chief Operating Officer beginning in September 2003. Mr. Butler joined PAETEC

Communications as a member of the founding officer team in 1998 in the role of President-Wholesale Markets and, in May 2002, his role was expanded to President- Wholesale Markets/Network Services. He possesses more than 20 years of experience in the telecommunications industry. Before joining PAETEC, Mr. Butler served ACC Communications for more than a decade in a number of executive and managerial positions. Mr. Butler serves on the Comptel Alliance CEO Council and is Chairman for Compeer West, a not-for-profit United Way mentoring agency in Western New York.

Charles E. Sieving, age 34, has served as Executive Vice President, General Counsel and Secretary of PAETEC Holding since February 2007. Mr. Sieving was associated with Hogan & Hartson L.L.P., an international law firm, from October 1998 to February 2007 and served as a partner of that firm from January 2005 to February 2007.

Algimantas K. Chesonis, age 41, has served as Senior Vice President, Chief Accounting Officer and Controller of PAETEC Holding since March 2007. Mr. Chesonis has served as Senior Vice President and Controller of PAETEC Corp. and PaeTec Communications since August 2004. Mr. Chesonis served as Vice President of Finance and Controller of PAETEC Communications from July 1998 to August 2004. In his capacity as Senior Vice President and Controller, Mr. Chesonis has been responsible for all aspects of accounting and financial reporting. Mr. Chesonis previously served as Director of Public Reporting for US Foodservice, Inc. and Audit Manager for PriceWaterhouse, LLP.

Robert D. Moore, Jr., age 38, has served as the Senior Vice President and Chief Information Officer of PAETEC Holding since February 2007. Mr. Moore served in those positions with PAETEC Communications since December 2005. Before assuming that position, he served as Senior Vice President-Information Technology from August 2004 and, beginning in 1998, in various other roles with PAETEC Communications. In his capacity as Senior Vice President and Chief Information Officer, Mr. Moore has been responsible for overseeing operating support systems, systems operations and engineering, and applications development and deployment. Mr. Moore possesses more than 14 years of experience in the telecommunications industry and was employed by ACC Communications before joining PAETEC Communications.

H. Russell Frisby, Jr., age 56, has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC since January 2007. Mr. Frisby has been the partner-in-charge of the Telecom Group of Fleischman and Walsh, L.L.P., a law firm, since March 2006, when he joined the firm. Mr. Frisby’s legal practice focuses on regulatory and corporate matters affecting entities in the communications, energy and technology areas, and for over 20 years he has represented clients in a wide variety of proceedings before the FCC, state utility commissions and federal courts. Before joining Fleischman and Walsh, Mr. Frisby was a partner with Kirkpatrick & Lockhart Nicholson Graham LLP, a law firm, beginning in April 2005. From February 1998 to March 2005, Mr. Frisby was the President, Chief Executive Officer and Acting Chief Legal Officer of the Competitive Telecommunications Association (CompTel) and, before his service in that position, served as Chairman of the Maryland Public Service Commission. Mr. Frisby holds a B.A. degree from Swarthmore College and a J.D. degree from Yale Law School.

Tansukh V. Ganatra, age 63, has served as a director of PAETEC Holding since February 2007. Mr. Ganatra co-founded US LEC in June 1996, served as a director of US LEC from June 1996 to February 2007 and served as interim Chief Executive Officer of US LEC from November 2006 to February 2007. He served as Chief Executive Officer and Vice Chairman of the board of directors of US LEC from July 1999 until his retirement in December 2001. Mr. Ganatra also served as President and Chief Operating Officer of US LEC from June 1996 until July 1999. From 1987 to 1997, Mr. Ganatra held various positions with ACC Corp., an international telecommunications company in Rochester, New York, including service as its President and Chief Operating Officer. Before joining ACC Corp., Mr. Ganatra held various positions during a 19-year career with Rochester Telephone Corporation, now known as Frontier Communications Corporation, a subsidiary of Citizens Communications Company, culminating with the position of Director of Network Engineering.

James A. Kofalt, age 64, has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC since September 1999. From 1995 until he joined the PAETEC board, Mr. Kofalt served as the chairman of the board of directors of Campuslink Communications Systems, Inc., a company that developed and operated telecommunications systems on college and university campuses. In 1995, Mr. Kofalt founded and currently serves as President of KOCOM Communications, Inc., a telecommunications investment company. He also served as chairman of the board of directors of Classic Communications, Inc., a cable operator, before that company filed for protection from creditors under Chapter 11 of the United States bankruptcy code in November 2001. Classic Communications emerged from bankruptcy in January 2003 and currently does business as Cebridge Connections. From 1976 to 1994, Mr. Kofalt held various management positions with Cablevision Systems Corporation, a provider of cable television services, including President, Chief Operating Officer and director. Mr. Kofalt received his B.S. degree from The United States Military Academy at West Point.

Michael C. Mac Donald, age 53, has served as a director of PAETEC Holding since February 2007. Mr. Mac Donald served as a director of US LEC from April 2003 to February 2007. Since joining Xerox Corporation in 1977, Mr. Mac Donald has held various sales and marketing positions with that company. Since October 2004, he has served as president of Global Accounts and Marketing Operations for Xerox, which is responsible for directing that company’s largest global accounts, improving the customer experience, corporate marketing, Xerox.com, advertising, worldwide public relations and marketing communications. Mr. Mac Donald is a director of Medifast, Inc. which is engaged in the production, distribution, and sale of weight loss products. He also serves on the boards of directors of the Rochester Institute of Technology, the U.S. Chamber of Commerce and the Jimmy V Foundation, and on the board of overseers of Rutgers University. In addition, Mr. Mac Donald is a member of the CMO Council North American Advisory Board.

William R. McDermott, age 45, has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC since March 2004. Mr. McDermott is the President and Chief Executive Officer of SAP America, Inc., a subsidiary of SAP AG. Mr. McDermott serves on the board of directors of the Welfare to Work Partnership, a non-partisan, Washington-based organization. Before joining SAP, Mr. McDermott served as the Executive Vice President, Worldwide Sales Operations of Siebel Systems, as President of Gartner, Inc. and on the boards of directors of two subsidiaries of Xerox Corporation. Mr. McDermott received an M.B.A. degree from the J.L. Kellogg Graduate School of Management at Northwestern University, and completed the Executive Development Program at the University of Pennsylvania’s Wharton Graduate School of Management. In addition, Mr. McDermott received a B.S. degree in business administration from Dowling College.

Mark Zupan, age 47, has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC since May 2006. Mr. Zupan is dean of the William E. Simon Graduate School of Business Administration at the University of Rochester, a position which he has held on a full-time basis since January 1, 2004. Mr. Zupan previously served as dean and professor of economics at the University of Arizona’s Eller College of Management from 1997 to 2003. Before his appointment at Arizona, Mr. Zupan taught at the University of Southern California’s Marshall School of Business, where he also served as associate dean of master degree programs. He was a teaching fellow in Harvard’s Department of Economics while pursuing his doctoral studies at the Massachusetts Institute of Technology, and has been a visiting faculty member at the Amos Tuck School of Business Administration at Dartmouth College. Mr. Zupan holds a B.A. degree in economics from Harvard University and a Ph.D. in economics from the Massachusetts Institute of Technology.

Board of Directors

Size and Composition

PAETEC Holding’s board of directors currently consists of nine directors. The size of the board of directors is determined by resolution of the board of directors, subject to requirements of the certificate of incorporation and bylaws.

Under the certificate of incorporation and bylaws, the number of directors constituting the entire board of directors may not be less than four nor more than 15 directors, except that, under the bylaws, until February 28, 2010, which is the third anniversary of the merger date for the combination of PAETEC Corp. and US LEC:

•

the number of “continuing PAETEC directors” serving on the PAETEC Holding board of directors will be maintained at six and the number of “continuing US LEC directors” (each as defined below) serving on the PAETEC Holding board of directors will be maintained at three;

•

the ratio of continuing PAETEC directors to continuing US LEC directors serving on each committee of the PAETEC Holding board of directors, other than the committee of the PAETEC Holding board of directors constituted solely of continuing PAETEC directors (referred to as the “continuing PAETEC directors committee”) and the committee of the PAETEC Holding board of directors constituted solely of continuing US LEC directors (referred to as the “continuing US LEC directors committee”), will be maintained at a two-to-one ratio;

•

all vacancies on the PAETEC Holding board of directors or board committee created by the cessation of service of a continuing PAETEC director for any reason will be filled by a nominee designated to the PAETEC Holding board of directors by the continuing PAETEC directors committee; and

•

all vacancies on the PAETEC Holding board of directors or board committee created by the cessation of service of a continuing US LEC director for any reason will be filled by a nominee designated to the PAETEC Holding board of directors by the continuing US LEC directors committee.

The terms “continuing PAETEC directors” and “continuing US LEC directors” for these purposes mean, respectively, the directors of PAETEC or US LEC who were appointed or designated to serve as directors of PAETEC Holding as set forth in the PAETEC Corp. and US LEC merger agreement and any other directors of PAETEC Holding who take office after the date of the merger agreement and before February 28, 2010 who are nominated or designated to the PAETEC Holding board of directors by the continuing PAETEC directors committee or the continuing US LEC directors committee, as applicable.

Until February 28, 2010, any amendments relating to the foregoing PAETEC Holding board and committee representation rights of the continuing PAETEC directors and continuing US LEC directors or any increase in the number of directors that constitute the full PAETEC Holding board of directors that are (1) made by the PAETEC Holding board of directors will require, in addition to any other requirements provided for in the PAETEC Holding amended certificate of incorporation, the approval of the continuing PAETEC directors committee and the continuing US LEC directors committee or (2) made by the PAETEC Holding stockholders will require, in addition to any other requirements provided for in the certificate of incorporation, the affirmative vote of the holders of at least 75% in voting power of PAETEC Holding’s outstanding capital stock entitled to vote at an election of directors, voting together as a single class.

The certificate of incorporation provides that the PAETEC Holding board of directors is to be divided into three classes of directors, with the classes to be as nearly equal in number as possible.

The certificate of incorporation provides that during any period in which the holders of any series of preferred stock have the right to elect additional directors as provided by law or the certificate of incorporation, the then otherwise total authorized number of directors of PAETEC Holding will automatically be increased by such specified number of directors, and the holders of such preferred stock will be entitled to elect the additional directors so provided for or fixed by the certificate of incorporation.

Classification

The certificate of incorporation provides that the PAETEC Holding board of directors will be divided into three classes of directors, other than those with respect to directors who may be elected exclusively by holders of any outstanding series of preferred stock. The three classes, which will be as nearly equal in number as possible, will be designated Class I, Class II and Class III. As a result, approximately one-third of the board of directors will be elected each year. At the annual meeting of stockholders in 2007, the term of the Class I directors will expire and the Class I directors will be elected for a full term of three years. At the annual meeting of stockholders in 2008, the term of the Class II directors will expire and the Class II directors will be elected for a full term of three years. At the annual meeting of stockholders in 2009, the term of the Class III directors will expire and the Class III directors will be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors will be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

Board Committees

Effective upon completion of the merger, the board of directors has a standing audit committee, a standing compensation committee and the standing continuing PAETEC directors and continuing US LEC directors committees described above.

Audit Committee. The audit committee, which was first constituted immediately before the completion of the merger and, accordingly, held no meetings during 2006, has consisted since its initial constitution of Mr. Zupan, who serves as chairman, Mr. Ganatra and Mr. Kofalt. The board of directors has determined that each member of the audit committee is an “independent director” eligible for audit committee service under the Nasdaq Marketplace Rules, which are the rules applicable to companies with a class of securities listed on the Nasdaq Stock Market. The board of directors also has determined that Mr. Zupan is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of the SEC’s Regulation S-K, based on Mr. Zupan’s experience described above, and is “independent” of management within the meaning of the Nasdaq Marketplace Rules. The audit committee is responsible, among its other duties and responsibilities, for engaging, overseeing, evaluating and replacing the company’s independent registered public accounting firm, pre-approving all audit and non-audit services by the independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and the independent registered public accounting firm, reviewing the internal audit function, reviewing the adequacy of the company’s system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in the company’s annual and quarterly reports filed with the SEC, and exercising oversight with respect to the company’s code of conduct and other policies and procedures regarding adherence with legal requirements. The audit committee’s duties and responsibilities are set forth in its charter, which is available on the company’s web site at http://www.paetec.com.

Compensation Committee. The compensation committee, which was first constituted immediately before the completion of the merger and, accordingly, held no meetings during 2006, has consisted since its initial constitution of Mr. McDermott, who serves as chairman, Mr. Frisby and Mr. Mac Donald. The board of directors has determined that each member of the compensation committee is an “independent director” eligible for compensation committee service under the Nasdaq Marketplace Rules. The compensation committee is responsible for establishing the compensation and benefits of the company’s executive officers, monitoring compensation arrangements for management employees for consistency with corporate objectives and stockholders’ interests, and administering the company’s equity compensation plans. The compensation committee’s duties and responsibilities are set forth in its charter, which is available on the company’s web site at http://www.paetec.com.

Director Nominations Policy

The board of directors does not have a nominating committee. In accordance with the Nasdaq Marketplace Rules, because PAETEC Holding does not have a nominating committee, director nominees must either be selected, or recommended for the board’s selection, by a majority of the independent directors, as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

The board of directors has, by resolution, adopted a director nominations policy. The purpose of the nominations policy is to describe the process by which, subject to provisions of our certificate of incorporation and bylaws, candidates for inclusion in the recommended slate of director nominees are selected. The nominations policy is administered by the board of directors.

There currently are no prescribed minimum qualifications for director candidates, although the following will be considered in connection with potential director nominees: the company’s current needs and the qualities needed for board service, including experience and achievement in business, finance, technology or other areas relevant to the company’s activities; reputation, ethical character and maturity of judgment; diversity of viewpoints, backgrounds and experiences; absence of conflicts of interest that might impede the proper performance of the responsibilities of a director; independence under SEC rules and rules of any national securities exchange on which our common stock is listed; service on other boards of directors; sufficient time to devote to board matters; and ability to work effectively and collegially with other board members. Appropriate inquiries will be conducted into the background and qualifications of any potential new director candidates who appear upon first consideration to meet the board’s selection criteria and, depending on the result of such inquiries, arrange for in-person meetings with the potential candidates.

Multiple sources for identifying director candidates, including the board’s contacts and referrals from other directors, members of management, company advisers, and executive search firms, may be used. Director candidates recommended by stockholders will be considered and evaluated in the same manner in which candidates recommended by other sources are evaluated. In making recommendations for director nominees for the annual meeting of stockholders, any written recommendations of director candidates by stockholders received by our Secretary no later than 120 days before the anniversary of the previous year’s annual meeting of stockholders will be considered. Recommendations must be mailed to PAETEC Holding Corp., 600 Willowbrook Office Park, Fairport, New York 14450, Attention: Secretary, and include (1) the candidate’s name and address, (2) a statement of the candidate’s qualifications to serve on the board of directors, (3) such other information regarding the candidate as would be required to be included in a proxy statement filed pursuant to the SEC’s proxy rules if the candidate were nominated by the board of directors and (4) if applicable, a description of all arrangements or understandings between the candidate and the stockholder submitting the recommendation.

The board of directors intends to review the nominations policy from time to time to consider whether modifications to the policy may be advisable as the company’s needs and circumstances evolve, and as applicable legal or securities listing standards change. The board of directors may amend the nominations policy at any time.

Under our bylaws, a stockholder wishing to nominate candidates for election as directors at any meeting of stockholders must comply with specific notice requirements. To be timely, the stockholder’s notice must be delivered to our Secretary between 90 and 120 days prior to the first anniversary of the previous year’s annual meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary date, notice must be delivered between 90 and 120 days before the meeting. To be in proper form, a stockholder’s notice to the Secretary must set forth the following information:

•

the name and address of the stockholder who intends to make the nomination, the name and address of any beneficial owner, if any, on whose behalf the proposal is made and the name and address of the person or persons to be nominated;

•

a representation that the stockholder is a holder of record of our capital stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, along with the class and number of shares of stock of the Corporation which are owned beneficially and of record by such stockholder and beneficial stockholder;

•

a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends to deliver a proxy statement or form of proxy to holders of at least a majority of the shares of outstanding capital stock or which intends to otherwise solicit proxies in support of the nomination;

•

if applicable, a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder;

•

such other information regarding each nominee to be proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the SEC’s proxy rules if the nominee had been nominated, or intended to be nominated, by the board of directors; and

•	if applicable, the consent of each nominee to serve as a director if so elected.

We may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director. Notwithstanding any of the foregoing, no individual may be nominated to stand for election or appointed to the board of directors without the approval by majority vote of the independent directors of the board.

The foregoing requirements do not apply to any nomination of directors entitled under the bylaws to be made by the continuing PAETEC directors committee or the continuing US LEC directors committee.

Communications With the Board of Directors

The board of directors welcomes communications from its stockholders and other interested parties and has adopted a procedure for receiving and addressing those communications. Stockholders and other interested parties may communicate any concerns they may have about us directly either to the full board of directors or to the non-management directors as a group by mailing their communications to us at the following address: PAETEC Holding Corp., 600 Willowbrook Office Park, Fairport, New York 14450, Attention: Secretary. The Secretary will review and forward all stockholder communications and other communications from interested parties to the intended recipient, except for those communications that are outside the scope of board matters or duplicative of other communications by the applicable person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires PAETEC Holding’s directors and executive officers and persons who beneficially own more than 10% of the common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of PAETEC Holding. The reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. Our reporting persons were not subject to the requirements of
Section 16(a) at any time during 2006.

Code of Ethics

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print to any stockholder who requests a copy. Requests for copies should be directed to PAETEC Holding Corp., 600 Willowbrook Office Park, Fairport, New York 14450, Attention: Secretary. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet web site at http://www.paetec.com within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

PAETEC Holding was formed in August 2006 for purposes of holding both PAETEC and US LEC as wholly-owned subsidiaries following completion of the merger. Before completion of the merger on February 28, 2007, PAETEC Holding was a newly formed company with no operations. As of the date of this report, PAETEC Holding has not adopted any executive compensation programs. Accordingly, the compensation amounts presented in the compensation tables below represent compensation amounts paid by PAETEC Corp. with respect to its executive officers. Such amounts may not be indicative of future compensation that PAETEC Holding will award to its executive officers or directors. PAETEC Holding did not constitute its board of directors or establish a compensation committee as required under the NASDAQ Marketplace Rules until the merger date, when it appointed Messrs. McDermott, Frisby and Mac Donald to the compensation committee.

In accordance with the merger agreement and the bylaws, Messrs. McDermott and Frisby are directors designated by PAETEC and Mr. Mac Donald is a director designated by US LEC. Although the directors of PAETEC and US LEC have approved the PAETEC Holding 2007 Omnibus Incentive Plan, the philosophy and objectives of PAETEC Holding’s future compensation programs have not yet been determined. The formulation of PAETEC Holding’s compensation philosophy and objectives and the adoption and implementation of PAETEC Holding’s compensation programs will be undertaken by the compensation committee.

PAETEC Holding expects that the compensation committee will approve equity and cash-based incentive awards to its executive officers and directors. In negotiating the merger agreement, PAETEC and US LEC agreed that the adoption of an equity plan for PAETEC Holding at the merger date would facilitate implementation of PAETEC Holding’s future compensation programs. The 2007 Omnibus Incentive Plan was approved by the directors of PAETEC and US LEC with a view to providing PAETEC Holding’s compensation committee, as administrator of the plan, with the flexibility to structure compensation programs that are consistent with PAETEC Holding’s overall goals and strategic direction and that provide a wide range of incentives to encourage and reward superior performance. The plan’s purpose is to provide incentives to PAETEC Holding’s named executive officers and other employees to expend their maximum effort to improve the company’s operating results primarily by giving plan participants an opportunity to acquire or increase a direct proprietary interest in PAETEC Holding’s future success through their ownership of common stock. A total of 10,000,000 shares of PAETEC Holding common stock are available for issuance under the plan in connection with equity awards. The plan also will provide for the grant of performance incentives in the form of cash-based awards.

In administering the plan, the compensation committee has the discretion to determine, for each award period, the portion of each named executive officer’s total compensation that will consist of awards under the plan, the mix of short-term and long-term incentives represented by the awards, the allocation of the awards between equity and cash-based incentives, the forms of the equity awards, and the service-based requirements and performance goals the officer will have to satisfy to receive payment under the awards. PAETEC Holding expects that a portion of each named executive officer’s total compensation will be delivered in the form of equity in order to align the officer’s interests with the interests of PAETEC Holding’s stockholders. The compensation committee is authorized to make equity awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units, dividend equivalent rights, performance shares and performance units. The committee’s compensation philosophy will determine the manner in which it exercises its discretion to structure equity awards to achieve the plan’s purpose. All forms of equity awards other than performance shares and units will vest either on the basis of the named executive officer’s satisfaction of performance goals established by the compensation committee or on the basis of the passage of time and the officer’s continued employment. Awards of performance shares and performance units will pay out only if the named executive officer meets specific performance goals established by the committee.

PAETEC Holding expects that a portion of the cash compensation of each PAETEC Holding named executive officer will be performance-based and paid in the form of annual executive incentive bonuses. The plan contemplates that any bonuses or other cash-based awards under the plan will reward the officer for contributions to the company’s achievement of financial success as measured by the attainment of one or more of the types of performance goals listed in the plan. The performance goals will include, among others, net income, operating earnings, earnings per share, EBITDA, sales or revenue growth, return on assets or other return measures, cash flow, market share and working capital targets. In establishing the goals for any award, the compensation committee has the discretion to determine the achievement of the goals on a consolidated basis or with respect to specified subsidiaries or business units, as well as to compare the performance goals against the company’s business plan for the designated period, the performance of a group of comparative companies, a published index, or a special index approved by the committee.

PAETEC Holding is required to accrue awards paid to its named executive officers as an expense when earned by the officer. SFAS 123R requires PAETEC Holding to recognize compensation expense within its income statement for all share-based payment arrangements, which will include most of the equity awards under the new equity plan. The expense will be based on the grant-date fair value of the equity awards granted and, in most cases, will be recognized ratably over the requisite service period.

Section 162(m) of the Internal Revenue Code limits public companies to an annual deduction for federal income tax purposes of $1,000,000 for compensation paid to their chief executive officer and the four most highly compensated executive officers determined at the end of each year. Performance-based compensation is excluded from this limitation. The new equity plan is designed to permit the compensation committee to grant awards that qualify as performance-based for purposes of satisfying the conditions of Section 162(m) at such time as the new equity plan becomes subject to Section 162(m).

Retroactive Adjustment of Share Amounts and Exercise Prices

Pursuant to the combination by merger of PAETEC Corp. and US LEC Corp. on February 28, 2007, each outstanding share of Class A common stock of PAETEC Corp. was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding and each outstanding share of US LEC Class A common stock was converted into the right to receive 1.000 share of PAETEC Holding common stock. At the effective time of the merger on February 28, 2007, each then outstanding option, warrant or other right to acquire common stock of PAETEC Corp. or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right were adjusted based on the applicable exchange ratio. All share amounts and exercise prices set forth in this Executive Compensation section have been retroactively adjusted to give effect to these transactions as if they had occurred at the beginning of the periods presented.

Summary Compensation Table

The following summary compensation table shows the compensation paid for 2006 to PAETEC’s chief executive officer, chief financial officer and each of PAETEC’s other three most highly compensated executive officers for 2006. We sometimes refer to these five executive officers in this report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Arunas A. Chesonis Chairman, President and Chief Executive Officer	2006	500,000	2,500,000	421,914	(5)	144,211	245,000	4,400	3,815,525

Edward J. Butler Executive Vice President and Chief Operating Officer	2006	330,000	500,000	421,914	(5)	115,371	168,168	4,400	1,539,853

Keith M. Wilson Executive Vice President and Chief Financial Officer	2006	330,000	500,000	421,914	(5)	28,842	161,700	4,400	1,446,856

John P. Baron Chief Marketing & Training Officer	2006	250,000	200,000	202,988	(5)	115,371	84,375	4,400	857,134

Jeffrey L. Burke Executive Vice President, Strategic Markets	2006	250,000	100,000	140,638	(5)	211,332	81,150	4,400	787,520

(1)	Represents retention bonuses paid in connection with PAETEC’s June 2006 leveraged recapitalization.
(2)	Represents the compensation cost of option awards recognized by PAETEC in 2006, as computed in accordance with SFAS 123R, other than the exclusion of any estimates of forfeitures relating to service-based vesting.
(3)	Represents total cash awards paid pursuant to the PAETEC Annual 2006 Bonus Plan, which were paid on August 18, 2006 and February 16, 2007.
(4)	The amounts shown consist of matching contributions by PAETEC pursuant to its 401(k) savings and retirement plan. The incremental cost of perquisites is less than the $10,000 minimum required for disclosure.
(5)

PAETEC did not recognize any compensation cost for the restricted stock awards granted to Messrs. Butler, Wilson, Baron and Burke in August 2006 because the terms of these restricted stock units provided that, if the merger had not occurred before the outside date specified in the merger agreement, as amended from time to time, or if the merger agreement was otherwise terminated prior to such date, the restricted stock units would have expired without delivery of any of the shares subject to the stock units. PAETEC Holding will recognize the compensation cost over the four-

year service period. The amounts shown represent the compensation cost of stock awards recognized by PAETEC in 2006, as computed in accordance with SFAS 123R, other than the exclusion of any estimate of forfeitures relating to service-based vesting. For a discussion of the assumptions used in this valuation, see Note 10 to PAETEC Holding’s audited historical financial statements as of and for the year ended December 31, 2006.

Grants of Plan-Based Awards

The following table presents information with respect to the grants of plan-based awards by PAETEC to the named executive officers during 2006:

Name	Grant Date	Date of Board of Directors Approval (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Target) ($) (2)	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Arunas A. Chesonis	6/12/06	6/7/06	248,500	973,800	(3)	2,280,000

Edward J. Butler	6/12/06 8/11/06	6/7/06 8/10/06	164,010	973,800 210,990	(3) (4)	2,280,000 906,100

Keith M. Wilson	6/12/06 8/11/06	6/7/06 8/10/06	164,010	973,800 178,530	(3) (4)	2,280,000 766,700

John P. Baron	6/12/06 8/11/06	6/7/06 8/10/06	87,500	324,600 37,329	(3) (4)	760,000 160,310

Jeffrey L. Burke	6/12/06 8/11/06	6/7/06 8/10/06	87,500	324,600 64,920	(3) (4)	760,000 278,800

(1)	The restricted stock units granted pursuant to the PAETEC Corp. Executive Incentive Plan in connection with PAETEC’s June 2006 leveraged recapitalization were approved by the PAETEC board of directors on June 7, 2006 subject to consummation of the recapitalization, which occurred on June 12, 2006. The restricted stock units granted pursuant to the PAETEC Corp. 2001 Stock Option and Incentive Plan in connection with the proposed mergers were approved by the PAETEC board of directors on August 10, 2006 subject to execution of the merger agreement, which occurred as of August 11, 2006.
(2)	Of this amount, $96,250 and $148,750 were paid to Mr. Chesonis, $69,933 and $98,175 were paid to Mr. Butler, $63,525 and $98,175 were paid to Mr. Wilson, $31,250 and $53,125 were paid to Mr. Baron, and $31,250 and $49,900 were paid to Mr. Burke on August 18, 2006 and February 16, 2007, respectively, in accordance with the PAETEC Annual 2006 Bonus Plan. These amounts are reflected in the Summary Compensation Table above.
(3)	Represents restricted stock units granted pursuant to the PAETEC Corp. Executive Incentive Plan.
(4)	Represents restricted stock units granted pursuant to the pursuant to the PAETEC Corp. 2001 Stock Option and Incentive Plan.

For a discussion of PAETEC’s senior officer confidentiality, nonsolicitation, noncompetition and severance agreements that were entered into with each of the named executive officers in March 2003 and assumed by PAETEC Holding upon completion of the merger, see “Narrative Disclosure of Termination and Change in Control Payments” below.

June 2006 Restricted Stock Units. In June 2006, Messrs. Chesonis, Butler and Wilson each received restricted stock units for 973,800 shares of PAETEC Class A common stock and Messrs. Baron and Burke each received restricted stock units for 324,600 shares of PAETEC Class A common stock. The restricted stock units vest with respect to all shares subject to the units on the third anniversary of the date of grant, subject to acceleration based upon various termination events, as discussed below. The vesting of each executive’s restricted stock units will continue during the period of the non-competition covenant set forth in the executive’s senior officer confidentiality, nonsolicitation, noncompetition and severance agreements, provided that the executive continues to comply with the covenant. See “Narrative Disclosure of Termination and Change in Control Payments” below.

August 2006 Restricted Stock Units. Messrs. Butler, Wilson, Baron and Burke received restricted stock units for 210,990, 178,530, 37,329 and 64,920 shares, respectively, of PAETEC Class A common stock in connection with PAETEC’s execution of the merger agreement with US LEC in August 2006. The terms of these restricted stock units provided that, if the merger had not occurred before the outside date specified in the merger agreement, as amended from time to time, or if the merger agreement was otherwise terminated before such date, the restricted stock units would have expired without delivery of any of the shares subject to the stock units. The restricted stock units will vest with respect to all shares subject to the units on the fourth anniversary of the date of grant.

Annual 2006 Bonus Plan. PAETEC maintained an annual non-equity bonus plan for the benefit of its corporate officers, including executive officers, and all full-time and part-time non-commissioned employees of the company and its subsidiaries. Under the plan, PAETEC’s board of directors or the compensation committee of PAETEC’s board of directors established annual financial and operating performance targets that determine a company bonus percentage and a maximum company bonus pool for the year. For 2006, these financial and operating performance targets included revenue, earnings before interest, taxes, depreciation and amortization, and other specified items, and capital budget targets.

A standard bonus percentage for each corporate officer and other eligible employee was calculated by multiplying the company bonus percentage by a multiple that was based on the employee’s employment classification level within the company. The employee’s standard bonus target was calculated by multiplying the employee’s annual base salary by that employee’s standard bonus percentage. The employee’s actual bonus payout, if any, was determined by reference to the standard bonus target, but was based on the individual’s performance toward achievement of individual, departmental and/or corporate goals as outlined by the employee’s supervisor.

On March 14, 2006, Messrs. Chesonis, Butler, Wilson, Baron and Burke were each granted a non-equity incentive plan award subject to the achievement of performance targets pursuant to the bonus plan. The target amounts of the award for Messrs. Chesonis, Butler, Wilson, Baron and Burke were $248,500, $164,010, $164,010, 87,500 and 87,500, respectively, and were based on achievement of targets for 2006 of $580 million of revenue, $90 million of earnings before interest, taxes, depreciation and amortization, and other specified items, and $50 million of capital budget. Progress payments were made by PAETEC to each named executive officer in accordance with the PAETEC Annual 2006 Bonus Plan on August 18, 2006, and the remaining payments was made on February 16, 2007. These amounts are reflected in the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding equity awards at 2006 fiscal year-end for the named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Arunas A. Chesonis	— 179,687 226,062 30,430	— — — 33,811	(3)	— 2.38 2.16 2.04	— 3/26/07 3/26/12 4/2/08	973,800 — — —	(1)	8,150,706 — — —	(2)
	273,883	67,625	(3)	1.85	4/2/13	—		—

Edward J. Butler	— 486,899 243,450	— — 81,149	(3)	— 2.16 1.85	— 3/26/12 4/2/13	1,184,790 — —	(1)	9,916,692 — —	(2)

Keith M. Wilson	— 730,349 60,862	— — 20,288	(3)	— 4.01 1.85	— 6/15/11 4/2/13	1,152,330 — —	(1)	9,645,002 — —	(2)

John P. Baron	— 486,899 243,450	— — 81,149	(3)	— 2.16 1.85	— 3/26/12 4/2/13	361,929 — —	(1)	3,029,346 — —	(2)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey L. Burke	— 16,230 16,230 16,230 365,173 60,862	— — — — 121,726 20,288	(4) (5)	— 4.93 1.85 1.85 1.85 2.78	— 3/9/11 11/4/12 3/15/13 3/31/13 9/30/13	389,520 — — — — —	(1)	3,260,282 — — — — —	(2)

(1)	Represents restricted stock units granted on June 12, 2006 and, for Messrs. Butler, Wilson, Baron and Burke, August 10, 2006. The June 12, 2006 restricted stock units will vest in full on June 12, 2009. The August 10, 2006 restricted stock units will vest in full on August 12, 2010.
(2)	Amount shown is determined by multiplying the value of PAETEC’s common stock as of December 29, 2006 by the number of units of stock subject to the restricted stock awards.
(3)	The unexercisable, or unvested, portion of these awards vested on March 1, 2007.
(4)	The unexercisable, or unvested, portion of these awards vested on March 31, 2007.
(5)	The unexercisable, or unvested, portion of these awards will vest on September 30, 2007.

Option Exercises and Stock Vested

None of the named executive officers exercised any stock options during the 2006 fiscal year or held any stock awards other than stock options that vested during the 2006 fiscal year.

Termination and Change in Control Payments

Each of the named executive officers is eligible to receive payments and other benefits, subject to the conditions described below, pursuant to each executive’s senior officer confidentiality, nonsolicitation, noncompetition and severance agreement with PAETEC entered into in March 2003 and assumed by PAETEC Holding upon completion of the merger. The terms are identical in each of the agreements. These agreements are referred to as the “severance agreements.” In addition, each of the named executive officers has received option grants that provide for the acceleration of vesting upon a change of control.

Payments and Benefits. For each termination event described below in which the executive is entitled to receive benefits from PAETEC Holding, the executives will also be entitled to continued eligibility for participation in PAETEC Holdings’ benefit and health programs for a period of two years following termination. In addition, the executive will be entitled to a payment during each of the two years after termination of an amount equal to the greater of 40% of the highest annualized base salary described under “Terms of Payments” below, or the maximum amount that the executive would have been eligible to receive under the bonus plan for that year if the bonus year had been completed and all applicable bonus targets had been exceeded at the highest levels. These benefits and payments are included in the estimates set forth below. For purposes of the estimates, PAETEC Holding has assumed the executive officer is eligible to receive the maximum amount under the Annual 2006 Bonus Plan for purposes of the “Bonus Due,” and an 18% benefits rate for purposes of “Benefits and Health Programs.”

The payments that may be payable to each of the executives under the severance agreements are as follows:

•

Death, Disability, for Cause or for Good Reason. No executive will be entitled to payments or other benefits if the termination results from death or disability, or is for cause or for good reason. As defined in the severance agreements, “cause” means the termination of the executive officer’s employment due to:

•

the executive officer’s material failure or refusal to perform the duties assigned to him, provided that the chief executive officer (or the board of directors, in the case of the chief executive officer) gives the executive officer written notice of the executive officer’s refusal to perform his duties or to comply with such directives and 20 days to remedy such refusal, so long as the executive officer’s duties and directives are not inconsistent with those of other individuals reporting directly to the chief executive officer or the board of directors, as the case may be;

•

the executive officer’s refusal to follow the reasonable directives of the board of directors or the chief executive officer, provided that the chief executive officer (or the board of directors, in the case of the chief executive officer) gives the executive officer written notice of his refusal to perform such directives and 20 days to remedy such refusal, so long as the directives are not inconsistent with those of other individuals reporting directly to the chief executive officer or the board of directors, as the case may be; or

•	conviction of a felony.

•

Any Reason Other Than Death, Disability, for Cause or for Good Reason. If an executive officer’s employment is terminated for any reason other than death, disability, for cause or for good reason, PAETEC will make payments to the executive for each of the two years after termination of his employment in an amount equal to the highest annualized base salary paid to the executive officer at any time during the one-year period immediately preceding the employment termination date. Assuming a December 31, 2006 termination event, the aggregate payments over the two-year period are estimated to be as follows:

Name	Salary Due	Bonus Due	Benefits and Health Programs	Total Due
Arunas A. Chesonis	$1,000,000	$497,000	$180,000	$1,677,000
Edward J. Butler	$660,000	$328,020	$118,800	$1,106,820
Keith M. Wilson	$660,000	$328,020	$118,800	$1,106,820
John P. Baron	$500,000	$175,000	$90,000	$765,000
Jeffrey L. Burke	$500,000	$175,000	$90,000	$765,000

•

By the Executive for Good Reason or by PAETEC Within One Year of a Change in Control. If an executive officer terminates his employment for “good reason,” or if the employment is terminated by PAETEC at any time within one year following the closing of any specified change in control transaction, PAETEC will be obligated to make payments to the executive officer for each of the two years after termination of his employment in an amount equal to two times the highest annualized base salary paid to the executive at any time during the one-year period immediately preceding the employment termination date. As defined in the severance agreements, termination for “good reason” means termination due to specified assignments having reduced responsibilities, reduced base salary, specified relocation events or voluntary resignation within 90 days following a change in control transaction. Assuming a December 31, 2006 termination event, the aggregate payments over the two-year period are estimated to be as follows:

Name	Salary Due	Bonus Due	Benefits and Health Programs	Total Due
Arunas A. Chesonis	$2,000,000	$497,000	$180,000	$2,677,000
Edward J. Butler	$1,320,000	$328,020	$118,800	$1,766,820
Keith M. Wilson	$1,320,000	$328,020	$118,800	$1,766,820
John P. Baron	$1,000,000	$175,000	$90,000	$1,265,000
Jeffrey L. Burke	$1,000,000	$175,000	$90,000	$1,265,000

On August 11, 2006, PAETEC amended the senior officer confidentiality, nonsolicitation, noncompetition and severance agreements between it and each of the named executive officers, among other members of senior management, to provide that, if the executive voluntarily resigns from PAETEC within 90 days following the completion of the mergers, the executive would not be entitled to receive a cash severance payment in an amount equal to two times the highest annualized base salary paid to the executive at any time during the one-year period immediately preceding the employment termination date. In consideration for entering into this amendment, PAETEC amended the cash bonus agreements between it and each of these executives described above. Under the amendments, PAETEC terminated the provisions of the June 2006 retention bonuses paid to these executives that required each of the executives to repay 1/36th of the total bonus amount for each calendar month less than 36 calendar months in which the executive remained employed by PAETEC following the bonus payment date.

Terms of Payments. In those years in which an executive is entitled to receive two times his annualized base salary, each regular payroll payment that is due to the executive will be doubled. Payment of the annual bonus amounts will be made in accordance with customary annual bonus payout practices. Accordingly, payment will be made to the executive at the same time and in the same manner as the annual bonus is paid out to employees generally. In any year in which there is no bonus payout to employees generally, the annual bonus amount due to the executive will be paid in full no later than February 1 of the next calendar year.

Equity Compensation. The severance agreements provide that the two-year non-competition period following termination will count as two years of service for purposes of calculating the vested portion of any stock options held by the executive and of the restricted stock units awarded to the executive in June 2006. In addition, the option agreements between PAETEC and each of the executives provide for the immediate acceleration of any unvested portion of the option award upon a change of control. For purposes of the option agreements, a change of control means (1) the sale of all or substantially all of PAETEC’s assets, or the sale of a majority of its outstanding shares, whether by way of merger, consolidation, business combination or otherwise or (2) a tender offer or exchange offer for the ownership of PAETEC’s securities representing more than 50% of the combined voting power of PAETEC’s then outstanding voting securities. The option agreements also provide that, following a change of control, the executive may exercise vested options within ten years of the effective date of the PAETEC Corp. 2001 Stock Option and Incentive Plan, as amended, or March 9, 2001. The merger did not constitute a change of control transaction for the purposes of these option agreements.

Assuming a December 31, 2006 termination event for purposes of the severance agreements, or a December 31, 2006 change of control for purposes of the executives’ option agreements, the number and value of options that would vest for each executive under the option agreements or be subject to the two-year period of continued vesting under the severance agreements would be as follows:

Name	Number of Options	Value of Options
Arunas A. Chesonis	101,436	$654,939	(1)
Edward J. Butler	81,149	$529,091	(1)
Keith M. Wilson	20,288	$132,278	(1)
John P. Baron	81,149	$529,091	(1)
Jeffrey L. Burke	121,726	$793,654	(2)
Jeffrey L. Burke	20,288	$113,410	(3)

(1)	The value of the options is calculated based upon the difference between an assumed value of PAETEC common stock on December 31, 2006 of $8.37 per share, and the exercise price of each of the options, or $1.85 for 67,625 of the options and $2.04 for 33,811 of the options. For purposes of triggering events covered by the severance agreements, the options will continue to vest in accordance with the original vesting schedule during the two-year period following the executive’s termination, if the executive continues to meet the conditions set forth below. However, the value of the unvested options on the date of vesting will depend upon the value of PAETEC’s common stock on the date of vesting.
(2)	The value of the options is calculated based upon the difference between an assumed value of PAETEC common stock on December 31, 2006 of $8.37 per share, and the exercise price of each of the options, or $1.85. For purposes of triggering events covered by the severance agreements, the options will continue to vest in accordance with the original vesting schedule during the two-year period following the executive’s termination, if the executive continues to meet the conditions set forth below. However, the value of the options on the date of vesting will depend upon the value of PAETEC’s common stock on the date of vesting.
(3)	The value of the options is calculated based upon the difference between an assumed value of PAETEC common stock on December 31, 2006 of $8.37 per share, and the exercise price of each of the options, or $2.78. For purposes of triggering events covered by the severance agreements, the options will continue to vest in accordance with the original vesting schedule during the two-year period following the executive’s termination, if the executive continues to meet the conditions set forth below. However, the value of the options on the date of vesting will depend upon the value of PAETEC’s common stock on the date of vesting.

Conditions to Receipt of Payments and Benefits. Each of the severance agreements conditions the payments and other benefits described above on continued compliance by the executive officers with a two-year noncompetition and nonsolicitation covenant. These covenants provide that, for a period of two years after the termination or resignation of the executive officer’s employment for any reason, the executive officer will not:

•	solicit or serve any of PAETEC Holding’s clients, customers or employees;

•

direct any business from, or enter into competition with, PAETEC Holding in any line of business in which the company is then conducting operations that generate more than 10% of its total business revenue; or

•

serve as an employee, partner, 10% or greater stockholder, officer, member, manager, director, consultant or other representative of any entity engaged in the activities restricted by the covenants above.

If an applicable final judgment that an executive officer violated the terms of these covenants is obtained, the company may, in addition to all other available remedies, discontinue its provision of the payments and benefits described above, including continued vesting of the applicable equity awards.

Compensation Committee Report

The compensation committee of the PAETEC Holding board of directors has reviewed and discussed the compensation discussion and analysis included in this report with PAETEC Holding’s management and, based on that review and discussion, recommended to the board of directors that the compensation discussion and analysis be included in this report.

William R. McDermott, Chair
H. Russell Frisby, Jr.
Michael C. Mac Donald

Compensation of Directors

Before completion of the merger on February 28, 2007, the sole director of PAETEC Holding did not receive any compensation. Following completion of the merger, the board of directors approved the following policies relating to the compensation of directors. Directors who are also our officers or employees do not receive any additional compensation for serving on our board of directors or any of its committees. Each non-employee director currently is entitled for his board service to annual fees of $50,000, which are payable in cash in four equal quarterly installments in arrears. In addition, Mr. Ganatra is entitled to participate in the company’s health insurance plan in which the company covers a portion of the expenses. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their board service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information based on PAETEC Holding’s records and filings with the SEC regarding the beneficial ownership of PAETEC Holding common stock outstanding as of March 20, 2007 by each of the following persons:

•	each director of PAETEC Holding;

•	each of the named executive officers identified in the summary compensation table appearing under “Executive Compensation”;

•	all of directors and executive officers of PAETEC Holding as a group; and

•	each person, other than a director, director nominee or executive officer of PAETEC Holding, known by us to be the beneficial owner of more than 5% of the common stock.

The following information has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, beneficial ownership of a class of capital stock as of any date includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power as of such date and also any shares as to which a person has the right to acquire such voting or investment power as of or within 60 days after such date through the exercise of any stock option, warrant or other right, without regard to whether such right expires before the end of such 60-day period or continues thereafter. For this reason, outstanding rights which do not enable a person to acquire voting or investment power as of or within 60 days of March 20, 2007, including PAETEC’s outstanding restricted stock units, are not shown in the tables below. If two or more persons share voting power or investment power with respect to specific securities, all of such persons may be deemed to be the beneficial owners of such securities. Information with respect to persons other than the holders listed in the tables below that share beneficial ownership with respect to the securities shown is set forth following the table.

Pursuant to the merger of PAETEC Corp. and US LEC Corp. on February 28, 2007, each outstanding share of Class A common stock of PAETEC Corp. was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding and each outstanding share of US LEC Class A common stock was converted into the right to receive 1.000 share of PAETEC Holding common stock. At the effective time of the merger on February 28, 2007, each then outstanding option, warrant or other right to acquire common stock of PAETEC Corp. or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the mergers, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right were adjusted based on the applicable exchange ratio. All share amounts set forth below reflect the completion of these transactions on February 28, 2007.

As of March 20, 2007, 88,619,569 shares of the common stock were outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Executive Officers and Directors:

Richard T. Aab (2)	10,325,429	11.5

John P. Baron (3)	1,442,374	1.6

Jeffrey L. Burke (4)	596,451	*

Edward J. Butler (5)	1,336,303	1.5

Arunas A. Chesonis (6)	10,291,636	11.5

H. Russell Frisby, Jr.	—	—

Tansukh V. Ganatra (7)	3,082,763	3.5

James A. Kofalt (8)	310,399	*

Michael C. Mac Donald (9)	20,000	*

William R. McDermott (10)	156,214	*

Keith M. Wilson (11)	811,498	*

Mark Zupan	—	—

All identified directors and executive officers as a group (16 persons) (12)	28,925,390	30.7

Principal Stockholders:

Madison Dearborn Capital Partners group (13)	5,571,906	6.3

*	Represents beneficial ownership of less than 1%.
(1)	The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.
(2)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Aab include 4,309,500 shares held by Melrich Associates, L. P., for which Mr. Aab and his wife are the sole general partners and share voting and dispositive power, and 789,473 shares issuable upon the exercise of warrants that are exercisable as of or within 60 days after March 20, 2007. Mr. Aab’s address is c/o US LEC Corp., 6801 Morrison Boulevard, Charlotte, North Carolina 28211.

(3)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Baron include 118,819 shares of PAETEC Holding common stock held by trusts for the benefit of Mr. Baron’s children, 39,192 shares of PAETEC Holding common stock held by a trust for which Mr. Baron’s brother serves as trustee and exercises sole voting and investment power, 41,957 shares of PAETEC Holding common stock held for the benefit of a family foundation for which Mr. Baron’s brother and sister-in-law share voting and investment power and 811,498 shares of PAETEC Holding common stock issuable upon exercise of stock options that are exercisable as of or within 60 days after March 20, 2007.
(4)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Burke include 596,451 shares of PAETEC Holding common stock issuable upon exercise of stock options that are exercisable as of or within 60 days after March 20, 2007.
(5)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Butler include 23,515 shares held by a trust for which Mr. Butler’s wife and brother serve as co-trustees and share voting and investment power, 25,174 shares held for the benefit of a family foundation for which Mr. Butler, Mr. Butler’s wife and brother share voting and investment power and 811,498 shares issuable upon exercise of stock options that are exercisable as of or within 60 days after March 20, 2007.
(6)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Chesonis include 308,565 shares held for the benefit of a family foundation for which Mr. Chesonis’s mother, mother-in-law and wife share voting and investment power and 811,498 shares issuable upon exercise of stock options that are exercisable as of or within 60 days after March 20, 2007. Mr. Chesonis’s address is c/o PAETEC Corp., One PAETEC Plaza, 600 Willowbrook Office Park, Fairport, New York 14450.
(7)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Ganatra include 235,000 shares jointly owned with his wife, 105,263 shares issuable upon the exercise of warrants that are exercisable as of or within 60 days after March 20, 2007 and assumable in the mergers, and 2,742,500 shares as to which Mr. Ganatra has exclusive voting and dispositive power through a stock control agreement with his son.
(8)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Kofalt include 221,133 shares issuable upon the exercise of stock options that are exercisable as of or within 60 days after March 20, 2007 and assumable in the mergers.
(9)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Mac Donald include 20,000 shares issuable upon the exercise of stock options that are exercisable as of or within 60 days after March 20, 2007.
(10)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. McDermott include 156,213 shares issuable upon the exercise of stock options that are exercisable as of or within 60 days after March 20, 2007.
(11)	The shares of PAETEC Holding common stock shown as beneficially owned by Mr. Wilson include 811,498 shares issuable upon exercise of stock options that are exercisable as of or within 60 days after March 20, 2007.
(12)	The shares of PAETEC Holding common stock shown as beneficially owned by all directors and executive officers as a group include 5,517,712 shares which are issuable upon the exercise of stock options and warrants that are exercisable as of or within 60 days after March 20, 2007
(13)	The shares of PAETEC Holding common stock shown as beneficially owned by the Madison Dearborn Capital Partners group consist of 5,439,192 shares owned of record by Madison Dearborn Capital Partners III, L.P., 120,773 shares owned of record by Madison Dearborn Special Equity III, L.P., and 11,940 shares owned of record by Special Advisors Fund I, LLC. Each of the members of the Madison Dearborn Capital Partners group shares voting and investment power with respect to all of the shares shown. The address of the Madison Dearborn Capital Partners group is Three First National Plaza, Suite 3800, Chicago, Illinois 60670.

Equity Compensation Plan Information

As of December 31, 2006, PAETEC Holding did not have any equity compensation plans under which its equity securities were authorized for issuance. In connection with the merger closing:

•

the PAETEC Holding board of directors unanimously approved the PAETEC Holding Corp. 2007 Omnibus Incentive Plan on January 25, 2007, and PAETEC, as the sole stockholder of PAETEC Holding before the merger, approved that plan on January 26, 2007;

•

PAETEC Holding assumed in accordance with the merger agreement all options and restricted stock unit awards outstanding under the following equity compensation plans of PAETEC Corp. or US LEC Corp. that were previously approved by the stockholders of PAETEC or US LEC: (1) PAETEC Corp. 2001 Stock Option and Incentive Plan; (2) PAETEC Corp. 1998 Incentive Compensation Plan; and (3) US LEC Corp. 1998 Omnibus Stock Plan; and

•

PAETEC Holding assumed in accordance with the merger agreement all options and restricted stock unit awards outstanding under the following equity compensation plans of PAETEC Corp. that were not previously approved by the stockholders of PAETEC: (1) PAETEC Corp. Executive Incentive Plan; (2) Nonqualified Stock Option Agreement for Director of PAETEC Corp.; and (3) PAETEC Communications, Inc. Agent Incentive Plan.

The following table provides information as of March 1, 2007 with respect to the PAETEC Holding Corp. 2007 Omnibus Incentive Plan and each of the other foregoing equity compensation plans or arrangements. All amounts set forth below reflect the completion of the merger transactions on February 28, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	26,469,179	(1)	$2.80	(2)	10,000,000	(3)

Equity compensation plans not approved by security holders	7,117,912	(4)	$0.31	(2)	—

Total	33,587,091		$2.27		10,000,000	(3)

(1)	Includes 853,427 shares of common stock subject to issuance pursuant to restricted common stock units outstanding under the PAETEC Corp. 2001 Stock Option and Incentive Plan as of March 1, 2007.
(2)	Assumes a weighted-average exercise price of $0 with respect to each restricted stock unit for common stock outstanding as of March 1, 2007.
(3)	Represents shares of common stock remaining available for issuance pursuant to awards under the PAETEC Holding Corp. 2007 Omnibus Incentive Plan as of March 1, 2007. Any or all of such shares of common stock may be issued pursuant to awards other than upon the exercise of an option, warrant or right.
(4)	Includes 6,459,541 shares of common stock subject to issuance pursuant to restricted common stock units outstanding under the Executive Incentive Plan as of March 1, 2007.

PAETEC Corp. Executive Incentive Plan. The board of directors of PAETEC Corp. approved the PAETEC Corp. Executive Incentive Plan on June 7, 2006 in connection with PAETEC’s June 2006 leveraged recapitalization. The Executive Incentive Plan provided for the issuance of restricted stock units for a total of 4.0 million shares of PAETEC common stock (or 6,492,000 shares of PAETEC Holding common stock after adjusting for the merger transactions), substantially all of which were issued to senior executives in connection with the leveraged recapitalization. As of March 1, 2007, stock units for 6,459,541 shares of PAETEC Holding common stock were outstanding under the executive incentive plan.

PAETEC Corp. Non-Qualified Stock Option Agreement. As part of its acquisition of Campuslink Communications Systems, Inc. in September 1999, PAETEC issued an option to purchase 10,000 shares of PAETEC common stock (or 16,230 shares of PAETEC Holding common stock after adjusting for the merger transactions) to James A. Kofalt, who served as the chairman of the board of directors of Campuslink Communications Systems and was appointed to the board of directors of PAETEC in connection with the transaction. All of the shares subject to the award vested in September 2000. As of March 1, 2007, 16,230 shares of PAETEC Holding common stock were outstanding under the award.

PAETEC Communications, Inc. Agent Incentive Plan. PAETEC Corp. adopted the PAETEC Communications, Inc. Agent Incentive Plan under which it granted to its independent sales agents warrants to purchase up to a total of 395,666 shares of PAETEC common stock (or 642,142 shares of PAETEC Holding common stock after adjusting for the merger transactions). The warrants will become exercisable no earlier than approximately February 28, 2008, provided that the issuance of shares of common stock upon such exercise is covered by an effective registration statement under the Securities Act. Warrants issued under the plan generally vest in five equal annual installments beginning on the date of grant, subject to the warrant holder’s achievement of specified performance objectives. Each warrant is exercisable for ten years from the date of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Under its charter, which was adopted effective on February 28, 2007, the PAETEC Holding audit committee has the responsibility to review and approve transactions between PAETEC Holding and its subsidiaries, on the one hand, and PAETEC Holding’s directors, director nominees, executive officers, 5% stockholders, and the immediate family members of the foregoing persons.

The following is a summary of certain transactions during 2006 among PAETEC Corp. and the directors, executive officers, beneficial owners of more than 5% of any class of PAETEC’s then-outstanding capital stock who are also directors, executive officers or beneficial owners of more than 5% of PAETEC Holding’s common stock.

Recapitalization Transactions

In connection with PAETEC’s leveraged recapitalization completed in June 2006, PAETEC entered into transactions with the following individuals and entities:

•

PAETEC’s management stockholders, including Arunas A. Chesonis, Edward J. Butler, Jr., Keith M. Wilson, Algimantas K. Chesonis and Robert D. Moore, Jr., each of whom serves as an executive officer of PAETEC Holding, and John P. Baron and Jeffrey L. Burke, who are the other individuals identified as named executive officers above under “Summary Compensation Table.”

•

Madison Dearborn Capital Partners group, which beneficially owned over 10% of PAETEC’s Class A common stock and Series A convertible preferred stock during all or a portion of 2006 and which beneficially owns over 5% of PAETEC Holding’s common stock.

•

A group of PAETEC stockholder that were former stockholders of Campuslink Communications Systems, Inc. before PAETEC acquired that company in September 1999. These Campuslink stockholders beneficially owned over 10% of PAETEC’s Class A common stock during a portion of 2006. Alliance Cabletel Holdings, L.P. was one of the Campuslink group stockholders. James A. Kofalt, a director of PAETEC who serves as a director of PAETEC Holding, is the sole stockholder and president of KOCOM Communications, Inc., the general partner of Alliance Cabletel Holdings.

Conversion of Class B Common Stock. PAETEC entered into a conversion and exchange agreement dated as of June 8, 2006 with some of the holders of its Class B common stock, including Messrs. Chesonis and Butler. These PAETEC Class B common stockholders owned as of the date of the agreement substantially all of the 2,635,000 shares of PAETEC Class B common stock which were then outstanding. Pursuant to PAETEC’s certificate of incorporation, the Class B common stockholders were entitled to cast 20 votes per share, to elect three members of PAETEC’s board of directors and to approve specified amendments to PAETEC’s certificate of incorporation and bylaws. These stockholders, whose votes were cast by Mr. Chesonis pursuant to proxies granted in his favor to vote all of the shares of PAETEC Class B common stock, collectively owned shares of PAETEC Class B common stock and Class A common stock representing as of the date of the agreement a majority of the voting power held by all of the outstanding PAETEC voting securities before the recapitalization.

The conversion and exchange agreement required the PAETEC Class B common stockholders who signed the agreement to convert or cause the conversion of each share of PAETEC Class B common stock into one share of PAETEC Class A common stock upon the completion of the recapitalization transactions. In order to induce the Class B common stockholders to undertake the conversion, and, as a result of the conversion, to surrender the voting control of PAETEC and the other rights and privileges of the PAETEC Class B common stock, PAETEC agreed pursuant to the conversion and exchange agreement to issue to the PAETEC Class B common stockholders that are parties to the agreement an aggregate of 3,400,000 shares of PAETEC Class A common stock, which are in addition to the shares of PAETEC Class A common stock that were to be issued pursuant to the conversion of the PAETEC Class B common stock. Pursuant to this agreement, as modified, Mr. Arunas Chesonis received 3,200,000 of the additional shares, Mr. Butler received 19,355 of the additional shares and Mr. Baron and affiliates received 38,710 of the additional shares in January 2007.

Management Compensation Agreements. In June 2006, PAETEC entered into management compensation agreements with members of its senior management, including each of the PAETEC Holding executive officers identified above, in consideration for their services in connection with the recapitalization transactions and to promote PAETEC’s continued retention of such management employees following the recapitalization. Under their management compensation agreements, these executive officers received the following upon completion of the recapitalization:

•

Restricted Stock Units for Class A Shares. Messrs. Arunas Chesonis, Butler and Wilson each received restricted stock units for 600,000 shares of PAETEC Class A common stock; Mr. Algimantas Chesonis received stock units for 100,000 shares of PAETEC Class A common stock; Mr. Moore received stock units for 200,000 shares of PAETEC Class A common stock; Mr. Baron received stock units for 200,000 shares of PAETEC Class A common stock; and Mr. Burke received stock units for 200,000 shares of PAETEC Class A common stock. The Class A units were issued pursuant to a newly-adopted plan, the PAETEC Corp. Executive Incentive Plan. The restricted stock units vest with respect to all shares subject to the units on the third anniversary of the date of grant, subject to specified conditions. The vesting of each executive’s restricted stock units generally will continue during the period of the non-competition covenant set forth in the executive’s confidentiality, nonsolicitation, noncompetition and severance agreement.

•

Cash Retention Bonuses. In June 2006, cash retention bonuses were paid by PAETEC in the amount of $2.5 million to Mr. Arunas Chesonis, $500,000 to Mr. Butler, $500,000 to Mr. Wilson, $100,000 to Mr. Algimantas Chesonis, $100,000 to Mr. Moore, $200,000 to Mr. Baron and $100,000 to Mr. Burke. The bonuses were paid pursuant to a cash bonus agreement between PAETEC and each executive. The bonus agreements included a “clawback” feature requiring repayment of 1/36th of the total bonus for each calendar month less than 36 calendar months in which the executive remains employed by PAETEC following the payment date of the bonus. The clawback feature was terminated in August 2006 to induce the executives to take actions or enter into or consent to agreements related to the execution of the US LEC merger agreement, including amendments to severance agreements and consents to incentive plan amendments that would preclude the completion of the mergers from triggering potential accelerated payments or accelerated vesting of equity awards held by the executives.

The other individuals serving as executives of PAETEC during 2006, most of whom continue to serve in executive positions with PAETEC Holding, also were participated in the foregoing transactions.

Agreement Terminations. The management compensation agreements with Messrs. Butler and Baron provide for the termination of their stock rights agreements with PAETEC and Mr. Chesonis. The management compensation agreement with Messrs. Arunas Chesonis and Algimantas Chesonis provided for the termination of their stock purchase agreements with PAETEC. These agreements, pursuant to which these executives made their initial investments in PAETEC before 2000, provided for piggyback registration rights, co-sale rights with respect to certain private transfers by Mr. Arunas Chesonis, and other stockholder matters. Mr. Chesonis also agreed to terminate voting and stockholders’ agreements which entitled him to board representation rights with respect to the PAETEC board of directors.

The leveraged recapitalization also provided for the termination of specified rights held by Jeffrey P. Sudikoff, who beneficially owned over 10% of PAETEC’s common stock during 2006, and Christopher E. Edgecomb, who beneficially owned over 5% of PAETEC’s common stock during 2006, in exchange for the issuance of 420,065 shares and 270,000 shares of PAETEC’s Class A common stock, respectively, for no additional consideration.

Common Share Repurchase. In June 2006, PAETEC purchased from some of the former stockholders of Campuslink Communications Systems and some of their affiliates a total of 6,546,526 shares of PAETEC Class A common stock for $56.9 million in cash, which represented a weighted average purchase price of $8.06 per share. As part of this transaction, PAETEC purchased 2,347,032 shares of PAETEC Class A common stock for a total purchase price of $18.3 million from Alliance Cabletel Holdings. In connection with the purchase, the Campuslink stockholders agreed to approve the recapitalization transactions and related transactions and to terminate substantially all of their existing approval rights with respect to the management and capital stock of PAETEC.

Preferred Share Repurchase. As part of the leveraged recapitalization, the Series A preferred stockholders, including Madison Dearborn Capital Partners group, converted a total of 50,045 outstanding shares of Series A preferred stock into 6,672,638 shares of Class A common stock immediately before PAETEC’s repurchase of the remaining 83,955 outstanding shares of Series A preferred stock, including accrued dividends, for cash. The total cash paid by PAETEC in connection with the conversion and repurchase was $205.0 million, of which $68.5 million represented the payment of accrued dividends on the converted and repurchased shares of Series A preferred stock. Of the total amount paid, $107.1 million was paid to the

Madison Dearborn Capital Partners group to repurchase a total of 44,252 shares of Series A preferred stock and to satisfy associated dividend obligations. The Blackstone Group, which beneficially owned over 10% of PAETEC’s Class A common stock and Series A convertible preferred stock during all or a portion of 2006 but which beneficially owns less 5% of PAETEC Holding’s common stock, received total cash payments of $76.5 million to repurchase a total of 31,608 shares of Series A preferred stock and to satisfy associated dividend obligations. CIT Lending Services Corporation, which beneficially owned over 5% of PAETEC’s Class A common stock during all or a portion of 2006 but which beneficially owns less than 5% of PAETEC Holding’s common stock, received total cash payments of $4.6 million to repurchase a total of 1,141 shares of Series A preferred stock and to satisfy associated dividend obligations.

Registration Rights. In connection with the recapitalization, PAETEC entered into a registration rights agreement on July 12, 2006 with a number of its stockholders, including Messrs. Arunas Chesonis, Butler, Algimantas Chesonis and Baron, Madison Dearborn Partners group, The Blackstone Group and CIT Lending Services. The registration rights agreement provides for the modified continuation of the piggyback and, in some cases, demand registration rights of these stockholders with respect to their PAETEC common stock, as set forth in agreements of these stockholders that were terminated in connection with the recapitalization as described above under “—Agreement Terminations.”

Stockholders’ Agreement. In connection with the recapitalization, PAETEC entered into a stockholders’ agreement on June 12, 2006 with a number of its stockholders, including Messrs. Arunas Chesonis, Butler, Wilson, Baron and Algimantas Chesonis. Under the stockholders’ agreement, which superseded all prior PAETEC voting and stockholders’ agreements, Mr. Arunas Chesonis was entitled to designate two individuals for appointment or for nomination for election to the PAETEC board of directors. The rights of Mr. Chesonis under this agreement, pursuant to which Messrs. Arunas Chesonis and Wilson served as PAETEC directors, terminated immediately before the completion of the merger. This agreement also provided a member of The Blackstone Group with an option to designate one individual for appointment or for nomination for election to the PAETEC board of directors before completion of the merger.

Other Transactions

PAETEC employs two siblings of Arunas A. Chesonis. Algimantas K. Chesonis served during 2006 as PAETEC’s Senior Vice President of Finance and Controller and Jolanda J. Chesonis served during 2006 as PAETEC’s Vice President of Human Resources. These individuals continue to serve in substantially identical positions with PAETEC Holding. PAETEC made total salary and bonus payments to them of $451,263 for 2006, $282,411 for 2005, and $277,668 for 2004. During these periods, PAETEC also issued these individuals options to purchase a total of 46,200 shares of PAETEC common stock at exercise prices ranging from $2.00 to $6.25 per share and restricted stock units representing 114,000 shares of PAETEC common stock. In addition, from time to time, Pamela A. Chesonis, who is the spouse of Arunas A. Chesonis, performs consulting services relating to network services contracts for PAETEC. For these services, PAETEC has paid Ms. Chesonis $18,350 for 2006, $13,669 for 2005, and $14,020 for 2004.

On August 10, 2006, the PAETEC board of directors approved the issuance of restricted stock units for 130,000 shares of PAETEC common stock to Mr. Butler, 110,000 shares of PAETEC common stock to Mr. Wilson, 14,000 shares of PAETEC common stock to Mr. Moore, 14,000 shares of PAETEC common stock to Mr. Algimantas Chesonis, 23,000 shares of PAETEC common stock to Mr. Baron and 40,000 shares of PAETEC common stock to Mr. Burke. All of the shares subject to these restricted stock units will vest on the fourth anniversary of the date of grant.

CIT Lending Services or its affiliate provided commercial lending services to PAETEC and PAETEC Holding during 2006 and received direct payments of approximately $3.8 million in interest and fees for these services. In addition, PAETEC believes that CIT, as a member of the lending syndicate, has retained an indeterminate portion of the interest and fees paid by PAETEC under the terminated senior secured credit facilities obtained in June 2006. Interest and fees paid under that facility, including any fees retained by CIT, totaled approximately $28.6 million for 2006.

Director Independence

PAETEC Holding has identified the following directors as independent directors within the meaning of Rule 10-A3(b)(1) under the Exchange Act and Rule 4200(a)(15) of the Nasdaq Marketplace Rules: Messrs. Frisby, Ganatra, Kofalt, Mac Donald, McDermott and Zupan.

In determining the independence of these individuals, PAETEC Holding considered applicable Nasdaq Marketplace Rules and SEC rules and a variety of other factors, including the following: with respect to Mr. Kofalt, payments made before 2001 by PAETEC to affiliates of Mr. Kofalt for specified services; and with respect to Mr. Ganatra, Mr. Ganatra’s status as a co-founder of US LEC, his service before 2002 as an executive officer of US LEC, his prior consulting arrangements with US LEC, and his service from November 2006 to February 2007 as interim Chief Executive Officer of US LEC.

The board of directors does not have a nominating committee. In accordance with the Nasdaq

Marketplace Rules, because PAETEC Holding does not have a nominating committee, director nominees must either be selected, or recommended for the board’s selection, by a majority of the independent directors, as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Other than the directors identified above as such independent directors, the board of directors has not identified any additional directors serving on the PAETEC Holding board of directors as independent directors for these purposes.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche LLP has served as our independent registered public accounting firm for fiscal 2006.

Fees

The following table sets forth the aggregate fees billed to PAETEC Corp. by Deloitte & Touche LLP and Deloitte Tax LLP for 2006 and 2005.

	2006	2005
Audit services	$969,000	$1,154,000
Audit-related services	205,000	—
Tax services	51,000	19,000
All other fees	—	7,000

Total	$1,225,000	$1,180,000

Audit Fees. Audit fees include fees for services performed by Deloitte & Touche LLP to comply with standards of the Public Company Accounting Oversight Board (United States) related to the audit and review of our financial statements. The aggregate audit fees billed by Deloitte & Touche LLP include fees related to the Form S-4 filing in connection with the US LEC merger in 2006 and fees related to the withdrawn initial public offering in 2005.

Audit-Related Fees. Audit-related fees include fees for assurance and related services that are traditionally performed by independent auditors. The audit-related fees shown above were incurred in connection with general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

Tax Fees. Tax fees include fees for services performed by Deloitte Tax LLP, except those services related to audits. The tax fees shown above were incurred in connection with the preparation of our tax returns and corporate tax consultations.

All Other Fees. All other non-audit services rendered by Deloitte & Touche LLP related to audits of the company-sponsored
401(k) plan, reviews of our proposed audit committee charter, and consultation with regard to our compliance with Sarbanes-Oxley requirements.

The audit committee of the board of directors considered whether the provision by Deloitte & Touche LLP of services for the fees identified above was compatible with maintaining the independence of such independent accountants.

Pre-Approval Policy

The audit committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. As of March 1, 2007, the audit committee had not established a policy that provides for the general pre-approval of specific types of services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) The following consolidated financial statements of PAETEC Corp. appear on pages F-2 through F-34 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

Predecessor PAETEC—as of December 31, 2006

Predecessor PAETEC—as of December 31, 2005

Consolidated Statements of Operations and Comprehensive Income:

Predecessor PAETEC —for the year ended December 31, 2006

Predecessor PAETEC —for the year ended December 31, 2005

Predecessor PAETEC —for the year ended December 31, 2004

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit:

Predecessor PAETEC —for the year ended December 31, 2006

Predecessor PAETEC —for the year ended December 31, 2005

Predecessor PAETEC —for the year ended December 31, 2004

Consolidated Statements of Cash Flows:

Predecessor PAETEC —for the year ended December 31, 2006

Predecessor PAETEC —for the year ended December 31, 2005

Predecessor PAETEC —for the year ended December 31, 2004

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto on page S-1:

Schedule II–Valuation and Qualification Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in the consolidated financial statements of PAETEC or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 3.1 to Current Report on Form 8-K of PAETEC Holding, filed on March 2, 2007 (the “March 2007 Form 8-K”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the March 2007 Form 8-K and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “PAETEC Holding Registration Statement”) and incorporated herein by reference.

10.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding, WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. Filed as Exhibit 2.1 to the March 2007 Form 8-K and incorporated herein by reference.

10.2	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding Corp. and the Securityholders of PAETEC Holding Corp. identified therein. Filed as Exhibit 10.2 to the March 2007 Form 8-K and incorporated herein by reference.

10.3.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding Corp., as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2007 Form 8-K and incorporated herein by reference.

*10.3.2	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent.

10.4.1	Form of Senior Officer Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of March 1, 2003, between PAETEC and each of Edward J. Butler, Jr., Arunas A. Chesonis and Keith M. Wilson (the “2003 Senior Officer Agreement”). Filed as Exhibit 10.6 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.4.2	Form of Amendment to the 2003 Senior Officer Agreement. Filed as Exhibit 10.6.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

*10.5	Senior Officer Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 27, 2007, between PAETEC Holding, PAETEC and Charles E. Sieving.

10.6	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PaeTec Communications, Inc. and certain Senior Vice Presidents of PAETEC Communications, Inc., including Algimantas K. Chesonis and Robert D. Moore, Jr. Filed as Exhibit 10.1 to Current Report on Form 8-K of PAETEC Holding filed on March 28, 2007 and incorporated herein by reference.

10.7.1	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.7.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.7.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.7.4	Form of 1998 Incentive Compensation Plan Incentive Stock Option for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.7.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.7.6	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.8.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.9.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.9.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.10.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed February 23, 2006 and incorporated herein by reference.

10.10.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.10.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.10.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.3 to the March 2007 PAETEC Holding Form 8-K and incorporated herein by reference.

*10.11.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan.

*10.11.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan.

*10.11.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan.

*10.11.5	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan.

*10.11.6	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan.

10.12	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.13	US LEC Corp. Retention and Severance Plan. Filed as Exhibit 10.5 to Current Report on Form 8-K of US LEC filed on August 14, 2006 and incorporated herein by reference.

†10.14	Settlement Agreement and General Release between Sprint Communications Company L.P., on behalf of itself and all parent, subsidiary and affiliated corporations, excluding the business of the Sprint local telecommunications division operations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.1 to US LEC’s Quarterly Report on Form 10-Q (SEC File No. 0-24061) for the period ended March 31, 2006, as amended as of February 6, 2007 (the “2006 US LEC Form 10-Q”), and incorporated herein by reference.

†10.15	Settlement Agreement between MCI, LLC (formerly known as MCI, Inc.) and all of its subsidiaries, and US LEC and all of its affiliates or subsidiaries. Filed as Exhibit 10.2 to the 2006 US LEC Form 10-Q and incorporated herein by reference.

†10.16	Release and Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation and US LEC Corp., US LEC Communications Inc., US LEC of Alabama Inc., US LEC of Florida Inc., US LEC of Georgia Inc., US LEC of Maryland Inc., US LEC of North Carolina Inc., US LEC of South Carolina Inc., US LEC of Pennsylvania Inc., US LEC of Tennessee Inc. and US LEC of Virginia LLC. Filed as Exhibit 10.19 to the PAETEC Holding Registration Statement and incorporated herein by reference.

†10.17	Intrastate Wireless-Originated 8YY Services Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation, on behalf of itself and all parent, subsidiary and affiliated corporations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.20 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.18	Wholesale Services Agreement, dated August 4, 2006, between Qwest Communications Corporation and US LEC and its subsidiaries. Filed as Exhibit 10.21 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.19.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.19.2	Indemnity Agreement dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.20.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Plan”). Filed as Exhibit 4.2.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.20.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Plan. Filed as Exhibit 4.2.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.21	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to the PAETEC Holding Registration Statement and incorporated herein by reference.

*10.22	Description of Non-Employee Director Compensation.

*21.1	Subsidiaries of PAETEC Holding.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PAETEC Holding Corp.

Fairport, New York

We have audited the accompanying consolidated balance sheets of PAETEC Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, redeemable preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

April 2, 2007

PAE TEC Corp.

Consolidated Balance Sheets

December 31, 2006 and 2005

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,885	$49,394
Accounts receivable, net of allowance for doubtful accounts of $5,275 and $6,335, respectively	79,740	68,313
Deferred income taxes	14,210	19,505
Prepaid expenses and other current assets	4,942	4,704

Total current assets	145,777	141,916
PROPERTY AND EQUIPMENT, net	167,566	151,994
GOODWILL	35,082	35,082
INTANGIBLE ASSETS, net of accumulated amortization of $7,958 and $4,731, respectively	8,631	9,725
DEFERRED INCOME TAXES	11,572	13,359
OTHER ASSETS, net	11,112	3,154

TOTAL ASSETS	$379,740	$355,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,321	$20,328
Accrued expenses	13,865	13,246
Accrued payroll and related liabilities	9,099	8,032
Accrued taxes	7,333	10,021
Accrued commissions	8,234	8,282
Accrued capital expenditures	5,293	7,583
Deferred revenue	22,478	18,923
Current portion of long-term debt	2,856	12,186

Total current liabilities	96,479	98,601
LONG-TERM DEBT (Note 16)	370,930	99,700
FAIR VALUE OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED
STOCK CONVERSION RIGHT	—	10,778
OTHER LONG-TERM LIABILITIES	5,646	3,605

TOTAL LIABILITIES	473,055	212,684

COMMITMENTS AND CONTINGENCIES (Note 13)
SERIES A CONVERTIBLE, REDEEMABLE PREFERRED STOCK:
Series A convertible, redeemable preferred stock, $.01 par value, 0 and 134,000 shares authorized, issued and outstanding at December 31, 2006 and 2005, respectively ($195,675 liquidation value at December 31, 2005, inclusive of accrued dividends of $61,675)	—	193,164

STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value; 100,000,000 shares authorized, 36,715,523 shares issued, and 30,168,997 shares outstanding at December 31, 2006; 75,000,000 shares authorized, and 26,679,258 shares issued and outstanding at December 31, 2005	367	267
Class B common stock, $.01 par value; 0 shares authorized, issued and outstanding at December 31, 2006; and 7,500,000 shares authorized and 2,635,000 shares issued and outstanding at December 31, 2005	—	26

Treasury stock, 6,546,526 shares at cost, at December 31, 2006	(45,694)	—
Additional paid-in capital	21,591	24,378
Accumulated other comprehensive loss	(2,093)	—
Accumulated deficit	(67,486)	(75,289)

Total stockholders' deficit	(93,315)	(50,618)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$379,740	$355,230

See notes to consolidated financial statements.

PAETEC Corp.

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2006, 2005 and 2004

(Amounts in Thousands Except Share and Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUE:
Network services revenue	$460,347	$400,717	$316,731
Carrier services revenue	88,284	76,685	70,767
Integrated solutions revenue	37,671	32,022	26,173

TOTAL REVENUE	586,302	509,424	413,671
COST OF SALES (exclusive of depreciation and amortization shown separately below)	282,169	237,809	168,115
RETROACTIVE NETWORK COST DISCOUNT	—	(1,750)	—
LITIGATION SETTLEMENT	1,500	(860)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	219,516	193,846	172,075
WITHDRAWN INITIAL PUBLIC OFFERING AND NEW SENIOR SECURED CREDIT FACILITY EXPENSES	—	4,553	—
LEVERAGED RECAPITALIZATION RELATED COSTS	15,153	—	—
DEPRECIATION AND AMORTIZATION	34,618	29,076	22,808

INCOME FROM OPERATIONS	33,346	46,750	50,673
CHANGE IN FAIR VALUE OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK CONVERSION RIGHT	(10,778)	10,778	—
LOSS ON EXTINGUISHMENT OF DEBT	5,081	—	—
OTHER INCOME, net	(4,509)	(3,098)	(715)
INTEREST EXPENSE	27,319	10,472	10,911

INCOME BEFORE INCOME TAXES	16,233	28,598	40,477
PROVISION FOR (BENEFIT FROM) INCOME TAXES	8,430	14,124	(37,158)

NET INCOME	7,803	14,474	77,635
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in fair value of hedge instruments	(2,093)	360	1,438

COMPREHENSIVE INCOME	$5,710	$14,834	$79,073

(LOSS) INCOME ALLOCATED TO COMMON STOCKHOLDERS (NOTE 11)	$(33,155)	$(623)	$39,495

(LOSS) INCOME PER COMMON SHARE - BASIC (NOTE 11)	$(1.05)	$(0.02)	$1.35

(LOSS) INCOME PER COMMON SHARE - DILUTED (NOTE 11)	$(1.05)	$(0.02)	$1.25

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	31,686,214	29,312,020	29,259,615

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING INCLUDING DILUTIVE EFFECT OF POTENTIAL COMMON SHARES	31,686,214	29,312,020	31,657,760

See notes to consolidated financial statements.

PAETEC Corp.

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficit

Years Ended December 31, 2006, 2005 and 2004

(Amounts in Thousands Except Share Amounts)

	Redeemable Preferred Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total
Balance at January 1, 2004	$164,043	$266	$26		$53,060	$(466)	$(167,398)	$(114,512)
Accretion of preferred stock to redemption value	603				(603)			(603)
Dividends on preferred stock	13,421				(13,421)			(13,421)
Exercise of stock options, 113,109 shares		1			48			49
Amortization of deferred stock- based compensation					365			365
Net income							77,635	77,635
Other comprehensive income						1,438		1,438

BALANCE, December 31, 2004	$178,067	$267	$26	$—	$39,449	$972	$(89,763)	$(49,049)
Accretion of preferred stock to redemption value	603	—	—	—	(603)	—	—	(603)
Dividends on preferred stock	14,494	—	—	—	(14,494)	—	—	(14,494)
Exercise of stock options, 15,000 shares	—	—	—	—	5	—	—	5
Amortization of deferred stock-based compensation	—	—	—	—	21	—	—	21
Net income	—	—	—	—	—	—	14,474	14,474
Change in fair value of interest rate swaps	—	—	—	—	—	360	—	360
Reclassification due to discontinuance of hedge accounting	—	—	—	—	—	(1,332)	—	(1,332)

BALANCE, December 31, 2005	$193,164	$267	$26	$—	$24,378	$—	$(75,289)	$(50,618)
Accretion of preferred stock to redemption value	251	—	—	—	(251)	—	—	(251)
Dividends on preferred stock	6,873	—	—	—	(6,873)	—	—	(6,873)
Conversion and redemption of Series A convertible redeemable preferred stock	(200,288)	67	—	—	(4,779)	—	—	(4,712)
Conversion of Class B common stock to Class A common stock	—	26	(26)	—	—	—	—	—
Repurchase of Class A common stock, 6,546,526 shares	—	—	—	(45,694)	—	—	—	(45,694)
Class A common stock issued to initial stockholders, 690,065 shares	—	7	—	—	2,615	—	—	2,622
Repurchase of stock options					(56)	—	—	(56)
Exercise of stock options, 37,562 shares	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	6,070	—	—	6,070
Stock-based compensation expense- warrants					472			472
Net income	—	—	—	—	—	—	7,803	7,803
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(2,093)	—	(2,093)

BALANCE, December 31, 2006	$—	$367	$—	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)

See notes to consolidated financial statements.

PAETEC Corp.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(Amounts in Thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$7,803	$14,474	$77,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,618	29,076	22,808
Amortization of debt issuance costs	1,513	2,108	1,794
Stock-based compensation expense	6,024	—	—
Stock-based compensation—warrants	472	21	365
Loss on disposal of property and equipment	85	44	5
Deferred income taxes	7,081	12,978	(38,235)
Change in fair value of Series A convertible redeemable preferred stock conversion right	(10,778)	10,778	—
Change in fair value of interest rate swaps	10	(1,449)	178
Leveraged recapitalization related costs	2,622	—	—
Loss on extinguishment of debt	4,255	—	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(11,427)	(9,447)	(8,857)
Prepaid expenses and other current assets	(348)	(761)	(862)
Other assets	163	15	68
Accounts payable	6,993	(2,390)	2,968
Accrued expenses	1,722	364	(1,204)
Deferred revenue	4,357	4,358	4,476
Accrued payroll and related liabilities	1,066	2,330	(2,553)
Accrued commissions	12	1,856	(704)
Accrued taxes	(2,688)	96	12

Net cash provided by operating activities	53,555	64,451	57,894

INVESTING ACTIVITIES:
Purchases of property and equipment	(41,032)	(29,607)	(24,034)
Acquisitions, net of cash received	(4,972)	(2,201)	(14,566)
Proceeds from the disposal of property, plant and equipment	116	—	—
Software development costs	(1,974)	—	—

Net cash used in investing activities	(47,862)	(31,808)	(38,600)

FINANCING ACTIVITIES:
Repayments of long-term debt	(122,359)	(28,789)	(22,558)
Payment for debt issuance costs	(11,106)	(347)	(2,727)
Proceeds from long-term borrowings	375,997	—	—
Redemption of Series A preferred stock	(205,000)	—	—
Class A common stock repurchase	(45,694)	—	—
Stock option repurchase	(56)	—	—
Proceeds from exercise of stock options	16	5	49

Net cash used in financing activities	(8,202)	(29,131)	(25,236)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,509)	3,512	(5,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,394	45,882	51,824

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,885	$49,394	$45,882

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$25,642	$9,929	$9,091

Cash paid for income taxes	$1,791	$1,302	$1,489

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :

Leveraged recapitalization transactions (NOTE 3)
Deferred consideration in connection with a business acquisition	$—	$2,161	$2,861

Property and equipment acquired under capital lease obligations	$8,263	$8,549	$9,511

Accrued property and equipment expenditures	$5,293	$7,583	$1,549

Tenant incentive leasehold improvements	$265	$901	$—

See notes to consolidated financial statements.

PAE TEC Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

(Amounts in Thousands, Except Share and Per Share Data)

1.	DESCRIPTION OF BUSINESS

Description of Business

PAETEC Holding Corp. (the “PAETEC Holding”) operates in one business segment and is an integrated communications provider that offers broadband communications solutions, including voice, data, application and network integration services, primarily to business and institutional customers. PAETEC Holding was formed in August 2006 in connection with the merger of PAETEC Corp. (“PAETEC”) and US LEC Corp. (“US LEC”), which was consummated on February 28, 2007 (Note 16). As a result of the merger, PAETEC and US LEC each became a wholly owned subsidiary of PAETEC Holding. The merger was structured as a stock-for-stock exchange and will be accounted for by PAETEC Holding as an acquisition of US LEC using the purchase method of accounting for business combinations. Under the purchase method of accounting, any excess of the purchase price over estimated fair values of the net assets acquired will be recorded as goodwill.

Because the merger was not consummated on or before December 31, 2006, the accompanying historical financial statements and notes for all periods presented reflect only the financial results of PAETEC, as predecessor to PAETEC Holding. The consolidated financial statements accordingly include the accounts of PAETEC and its wholly-owned subsidiaries, PAETEC Communications, Inc., PAETEC Capital Corp., PAETEC Communications of Virginia, Inc., PAETEC Software Corp., PAETEC Integrated Solutions Group, Inc. and, effective February 28, 2005, American Long Lines, Inc. (Note 15) (collectively “the Company”).

As of December 31, 2006, the Company had incurred approximately $2.7 million of external legal, accounting, consulting and bank fees directly related to the Merger. These direct costs were recorded in other assets as of December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of PAETEC Holding Corp. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents—The Company includes as cash and cash equivalents, cash, marketable securities and commercial paper with original maturities of three months or less.

Allowance for Doubtful Accounts—To determine its allowance for bad debts, the Company uses estimates based on its historical collection experience, its assessment of current industry trends and its credit policies.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consist of prepaid services, insurance, maintenance contracts and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Interest is capitalized in connection with the installation of integrated network and related equipment. The capitalized interest is recorded as part of such assets and is amortized over the asset’s estimated useful life. Interest cost capitalized in 2006, 2005 and 2004 was not material.

Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment as follows:

Switches and switch-related equipment	5 - 12 years
Computer hardware and purchased software	3 - 10 years
Equipment	4 - 10 years
Office equipment, furniture and fixtures	3 - 7 years
Leasehold improvements	3 - 20 years

For leasehold improvements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of businesses acquired.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other acquired intangible assets with indefinite useful lives. The Company has identified two reporting units as defined in SFAS No. 142. Goodwill is assessed for impairment at least annually, based upon the Company’s estimate of the fair value of each reporting unit. As of December 31, 2006 and 2005, the Company did not have any intangible assets with indefinite useful lives.

The Company assesses the carrying value of its goodwill as of July 1 of each fiscal year. In accordance with SFAS No. 142, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. The 2006, 2005 and 2004 annual assessments of the carrying value of the Company’s reporting units indicated that the value of the remaining goodwill was not impaired.

Long-Lived Assets—The Company has a policy to review the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment charge for long-lived assets has been recorded in the accompanying consolidated financial statements for the years ended December 31, 2006, 2005 or 2004.

Software Development Costs—Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with “SFAS” No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalized costs will be amortized on a product-by-product basis, with annual amortization being the greater of (a) the ratio of current product gross revenues to the total of current and anticipated future product gross revenues or (b) the straight-line method over the product’s remaining estimated economic life, including the current reporting period. Amortization will begin once the associated software product is available for general release to customers. There was no amortization of these costs in 2006 or 2005. The unamortized balance of capitalized software was $2.1 million and $0.1 million as of December 31, 2006 and 2005, respectively.

Deferred Income Taxes—The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. The Company must make significant estimates and assumptions about future taxable income and future income tax consequences when determining the amount of the valuation allowance. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records income tax contingencies when the exposure item becomes probable and reasonably estimable. As of December 31, 2006 and 2005, the Company had income tax contingency reserves of approximately $0.4 million and $0.3 million, respectively.

Other Assets—Other assets consist primarily of debt issuance costs, deposits and miscellaneous other assets. Debt issuance costs are amortized over the term of the related debt instruments, which is recorded as interest expense.

Self-insurance reserve—The Company is self-insured for certain losses related to insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience and known claims not yet paid. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the past three fiscal years.

Legal and contingency reserves—The Company accounts for legal and other contingencies in accordance with SFAS No. 5. Loss contingencies are accrued by a charge to income if both of the following conditions are met: 1) information prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss; and 2) the amount of the loss can be reasonably estimated.

Redeemable preferred stock—Redeemable preferred stock is reflected in the 2005 consolidated balance sheet at an amount that includes cumulative dividends due on the preferred stock through the balance sheet date and accretion to the mandatory redemption date of the direct costs associated with obtaining the preferred stock using the straight-line method. On June 12, 2006, the Company consummated a series of transactions (collectively, the “Leveraged Recapitalization”) in which, among other transactions, specified shares of the Series A convertible redeemable preferred stock were converted into Class A common stock in accordance with the existing terms of the Series A convertible redeemable preferred stock. See Note 3 for a detailed description of the Leveraged Recapitalization.

Revenue Recognition—The Company derives its revenue primarily from sales of telecommunications services, principally usage fees and monthly recurring fees. Usage fees consist of fees paid by customers for each call made, access fees paid by carriers for long distance calls that the Company originates and terminates and fees paid by the incumbent carriers as reciprocal compensation when the Company terminates local calls made by their customers. Revenue related to usage fees is recognized when the service is provided. Usage fees are billed in arrears and estimates are used to recognize revenue for unbilled usage fees. The Company’s ability to generate access fee revenue, including reciprocal compensation revenue, is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, the Company’s policy is to recognize access fee revenue including reciprocal compensation revenue only when it is concluded that realization of that revenue is reasonably assured.

Monthly recurring fees include the fees paid for lines in service and additional features on those lines. Monthly recurring fees are paid by end-user customers and are primarily billed in advance. This revenue is recognized during the period in which it is earned.

Management makes estimates of future customer credits through the analysis of historical trends and known events. Provisions for customer credits are recorded as a reduction of revenue when incurred. Since any revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively affect revenue by the same amount.

The Company has certain arrangements where it recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which requires certain non-recurring service activation and installation fee revenues that become payable at the time service is initiated to be deferred over the average customer life. In accordance with SAB No. 104, the Company defers service activation and installation fee revenues and related costs and amortizes them over the average customer life, which generally is three years.

The Company also derives revenue from sales of telecommunications equipment and software. Equipment revenue consists of fees paid for equipment and for system design and installation services. Equipment revenue is recognized upon delivery and acceptance of the equipment. Software revenue is derived through selling and supporting the Company’s proprietary telecommunications software. Revenue related to software sales is recognized upon delivery and acceptance of the software in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition and related interpretations. Support fees include fees for maintenance of the Company’s telecommunications software and fees for training the end user in the proper use of the telecommunications software. Maintenance fees are recognized pro rata over the length of the underlying maintenance contract. Training fees are recognized after the training obligation has been fulfilled.

Arrangements with multiple deliverables are accounted for in accordance with Emerging Issues Task Force (“EITF”) Bulletin No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides additional guidance on revenue recognition for transactions that may involve the delivery or performance of multiple products, services or rights to use assets, and performance that may occur at different points in time or over different periods of time. Arrangements with multiple deliverables are reviewed and the elements separated into units of accounting under the provisions of EITF No.00-21, with the total consideration received allocated over the relative fair value of the units of accounting. Revenue is recognized as the elements are delivered, assuming all other conditions for recognition of revenue described above have been met.

Deferred Revenue—Deferred revenue as of December 31, 2006 and 2005 is comprised of the following:

	December 31,
	2006	2005
	(in thousands)
Monthly recurring transport charges billed in advance	$15,963	$13,627
Deferred software maintenance revenue	2,649	2,163
Non-recurring service activation and installation fee revenue	3,054	2,242
Other deferrals	812	891

Current deferred revenue	22,478	18,923
Other non-current deferred revenue	3,099	2,297

Total deferred revenue	$25,577	$21,220

Cost of Sales—Cost of sales consists primarily of leased transport charges, usage costs for local and long distance calls, and costs associated with equipment sales. Leased transport charges are the payments the Company makes to lease the telephone and data transmission lines it uses to connect customers to the Company’s network and to connect the Company’s network to the networks of other carriers. Usage costs for local and long distance calls are the costs incurred to connect the Company’s switching centers to each other, or for calls made by customers that are terminated on the networks of other carriers. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. As of December 31, 2006 and 2005, the Company had $1.4 million and $5.1 million, respectively, of disputed network invoices and approximately $0.7 million and $2.5 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable on the consolidated balance sheet.

In 2005, cost of sales included a credit of approximately $2.5 million from one of the Company’s largest suppliers for a network services discount based on cumulative purchases from June 1, 2004 through March 31, 2005. Approximately $0.7 million of the credit was based on purchases during 2005. The Company did not recognize approximately $1.8 million of the credit over the discount period, because, prior to the recognition of the credit, the Company did not believe it would achieve the level of cumulative purchases required to earn the credit, and therefore, the Company did not believe that the amount of the credit was fixed or determinable. During the three months ended March 31, 2005, the Company executed a new agreement with this supplier related to discounts on future purchases of network services. At that same time, the Company reached an agreement regarding the criteria required to earn the credit as defined in the prior year’s agreement. As a result of that agreement, the Company believed that the amount of the credit related to past purchases of network services was fixed and determinable and, accordingly, recognized a credit of $2.5 million in its results of operations for 2005.

Selling, General and Administrative Expenses—The Company’s selling, general and administrative expenses include selling and marketing, customer service, billing, corporate administration, engineering personnel and other personnel costs.

Withdrawn Initial Public Offering and Related Terminated New Senior Secured Credit Facility Expenses—The Company accounts for specific incremental costs directly attributable to a proposed offering of securities in accordance with SAB Topic 5A, Expenses of Offering. Under SAB Topic 5A, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering. On September 16, 2005, the Company requested the withdrawal of its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 22, 2005 related to a proposed initial public offering of common stock. Therefore, the Company’s 2005 operating expenses include a charge of approximately $4.6 million for costs related to the withdrawn initial public offering, including costs associated with the related terminated new senior secured credit facility.

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company recognizes these compensation costs ratably over the requisite service period of the award. SFAS No. 123(R) also requires an entity to calculate the pool of excess tax benefit available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (“APIC pool”). In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides entities an elective alternative simplified method for computing their APIC pool upon adoption of SFAS No. 123(R). Entities may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company has evaluated its APIC pool and has determined that it was immaterial as of January 1, 2006. SFAS No.123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. Prior to the adoption of SFAS No.123(R), the Company accounted for stock-based compensation cost under the Option Plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition Disclosure. See Note 10 for additional information on stock-based compensation.

Agent Warrant Plan— The Company’s independent sales agents participate in the PAETEC Communications, Inc. Agent Incentive Plan (the “Warrant Plan”). Warrants granted under the Warrant Plan are recorded at fair value and are accounted for under the provisions of SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees or in Conjunction with Selling Goods or Services. In accordance with SFAS No. 123(R), the Company estimates the fair value of each warrant grant on the date of grant using the Black-Scholes option-pricing model and using assumed risk-free interest rates ranging from 2.84% to 6.67% and expected lives of ten years. The volatility factor assumptions used in the Company’s fair value model ranged from 71% to 99%. The Company accrues compensation expense during the service period and adjusts the value attributable to unvested warrants in subsequent periods to the measurement date for increases or decreases in the fair value of the shares of common stock issuable upon exercise of the warrants. In accordance with EITF Issue 96-18, the measurement date is the date at which the agent’s performance is complete.

Leveraged Recapitalization Related Costs—On June 12, 2006, the Company consummated the Leveraged Recapitalization. (Note 3)

In 2006, the Company’s operating expenses include a charge of approximately $15.2 million for costs related to the Leveraged Recapitalization. The Company’s 2006 operating expenses also include other charges incurred in connection with the Leveraged Recapitalization, including a charge of $5.0 million for management cash bonuses and a stock-based compensation charge related to the Executive of $2.8 million for equity awards made under PAETEC Corp. Incentive Plan. The Leveraged Recapitalization also resulted in a non-operating charge in 2006 of approximately $5.1 million attributable to the extinguishment of the company’s then existing senior secured credit facility and capital leases.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and accounts receivable. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 2006 and 2005, cash and cash equivalents of $28.6 million and $25.2 million, respectively, were held by a major financial institution, and the remaining cash and cash equivalents of $18.3 million and $24.2 million, respectively, were held at various financial institutions and banks.

Concentration of Suppliers—The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing the Company’s orders for customers and is at risk related to regulatory agreements that govern the rates to be charged to the Company.

Financial Instruments—The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair values of the Company’s financial instruments are as follows:

•

The amount of long-term debt reported in the accompanying consolidated balance sheets approximates the fair value of these instruments. Fair value is based on the Company’s review of market values associated with comparable debt instruments.

•

The Company is also a party to letters of credit totaling $4.5 million and $3.5 million as of December 31, 2006 and 2005, respectively. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

Basic and Diluted Income Per Common Share—For the years ended December 31, 2005 and 2004, basic income per common share was calculated utilizing the “two-class” method, by dividing income allocated to common stockholders by the weighted average number of common shares outstanding during the period.

At December 31, 2005 and 2004, the Company had 134,000 outstanding shares of Series A convertible redeemable preferred stock that meet the criteria of a participating security in the calculation of basic income per common share using the “two-class” method of SFAS No. 128. Therefore, EITF 03-06 requires that earnings be allocated between common stock and the participating security. Diluted income per common share was computed by dividing income allocated to common stockholders by the weighted average number of shares of Class A common stock, Class B common stock and potential common stock outstanding during the period. Potential common stock consists of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the issued and outstanding Series A convertible redeemable preferred stock using the “if-converted” method. Diluted income per common share includes the effect of potentially dilutive issuances of securities. Potential common stock is not included in the calculations of diluted income per common share to the extent its inclusion would be anti-dilutive.

As a result of the Leveraged Recapitalization on June 12, 2006, the Company converted or redeemed all of the outstanding shares of its Series A convertible redeemable preferred stock (Note 3). At December 31, 2006, there were no shares of Series A convertible redeemable preferred stock outstanding and, therefore, the “two-class” method of computing basic income per common share was not applicable.

Use of Estimates in Financial Statements—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivatives—SFAS. No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statement of operations and comprehensive income, and requires the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Derivatives are recognized on the balance sheet at fair value. The Company’s freestanding derivative instruments are evaluated for hedge accounting at inception and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as hedges of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The effective portion of the derivative’s gain or loss is initially reported as a component of comprehensive (loss) income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument.

Prior to the Leveraged Recapitalization, the shares of Series A convertible redeemable preferred stock were convertible at any time at the holder’s option into shares of the Class A common stock at a price of $7.50 per share of Class A common stock. At any time after February 4, 2007, but not after the consummation of a qualified public offering or a specified sale of the Company, any holder of the Series A convertible redeemable preferred stock had the right to require the Company to repurchase for cash any or all of the outstanding shares of the Series A convertible redeemable preferred stock at fair market value, as defined in the agreement pursuant to which the Series A convertible redeemable preferred stock was issued. The conversion right of the Series A convertible redeemable preferred stockholders combined with the cash repurchase right of the Series A convertible redeemable preferred stockholders represented an embedded derivative as defined in SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities. The Company estimated the fair value and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative was determined based on a number of assumptions including the liquidity and volatility of the Company’s common stock. As a result of the Leveraged Recapitalization, the Series A convertible redeemable preferred stock conversion right no longer exists. The fair value of the Series A convertible redeemable preferred stock conversion right was zero as of June 12, 2006, as the Leveraged Recapitalization effectively set the termination date of the conversion right to June 12, 2006, on which date the right was out of the money and, therefore, had a fair value of zero. The change in fair value from January 1, 2006 to June 12, 2006 is included as income in the 2006 consolidated statements of operations and comprehensive income.

Interest rate swap agreements are periodically used by the Company to reduce exposure to fluctuations in the interest rates on its variable rate debt. These agreements are recorded in the condensed consolidated balance sheets at fair value. Changes in the fair value of the agreements are recorded in net income or other comprehensive (loss) income, based on whether the agreements are designated as part of the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company’s variable rate debt.

Also as part of the Leveraged Recapitalization, the Company obtained borrowings under new senior secured credit facilities. In connection with these new facilities, the Company had interest rate swaps as of December 31, 2006 that qualified as cash flow hedges (Note 6).

Comprehensive Income—Comprehensive income includes all changes in stockholders’ equity during a period, except for changes resulting from investments by owners and distributions to owners. In 2006, 2005 and 2004, comprehensive income includes the Company’s net income and also includes the change in the market value of derivative hedge instruments of $2.1 million, $0.4 million and $1.4 million, respectively.

Recently Issued Accounting Standards—In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that entities recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based upon an assessment of the application of FIN 48 with respect to the Company’s income taxes, the adoption of FIN 48 is not expected to have a material effect on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information concerning the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that misstatements are quantified based on their impact on each of an entity’s financial statements and related disclosures. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006, and allows a one-time transitional cumulative effect adjustment to the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting adjustment to the opening balance of retained earnings. This one-time adjustment is allowed only for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have an impact on the consolidated financial statements of the Company.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the potential impact of adopting SFAS No. 159.

3.	LEVERAGED RECAPITALIZATION

On June 12, 2006, the Company consummated the Leveraged Recapitalization pursuant to, among other transactions, specified shares of the Series A convertible redeemable preferred stock were converted into shares of Class A common stock according to the existing terms of the Series A convertible redeemable preferred stock. As part of the Leveraged Recapitalization, the Company repurchased all remaining outstanding shares of the Series A convertible redeemable preferred stock, and specified outstanding shares of Class A common stock, for cash. The purchase price was funded in part with proceeds of borrowings under new senior secured credit facilities obtained by the Company (Note 6). The Leveraged Recapitalization, also included the conversion of all outstanding shares of the Class B common stock into an equal number of shares of Class A common stock (the “Class B Conversion”), and the right to receive 3.4 million additional shares of Class A common stock (the “Additional Shares”). Specified options to purchase Class A common stock issued in connection with the Company’s acquisition by merger of Campuslink Communications Systems, Inc. (the “CCS options”) also were repurchased by the Company for cash as part of the Leveraged Recapitalization. In addition, , to induce certain initial stockholders of the Company to provide the consents, approvals, waivers, releases and other agreements necessary to consummate the Leveraged Recapitalization, the Leveraged Recapitalization also involved the Company ‘s issuance and sale of 690,065 shares of Class A common stock for no additional cash consideration to these initial stockholders (the “Initial Stockholder Sale”). The Company used the proceeds from the new senior secured credit facilities, in part, to pay some or all of the total cash required to consummate the Leveraged Recapitalization and to pay off or refinance substantially all of the Company’s then existing debt, including its then existing senior secured credit facility and capital leases.

The Company’s board of directors approved the grant of equity-based and cash incentive awards to certain senior executives for services in connection with the Leveraged Recapitalization and to promote the Company’s retention of the executives following the consummation of the Leveraged Recapitalization. These awards included total cash bonuses of $5.0 million and grants of restricted stock units for 4.0 million shares of Class A common stock, which vest on the third anniversary of the date of grant (Note 10). The cash bonuses were paid following completion of the Leveraged Recapitalization and were subject to specified repayment provisions that could have resulted in an executive’s repayment of some or all of the bonus upon the occurrence of specified events during the 36 full calendar months following the month in which the bonuses were paid. In August 2006, the Company entered into agreements with the executive who had received one of these cash bonuses, under which PAETEC agreed to terminate the repayment provisions to which the bonuses were originally subject. These termination agreements were entered into to induce the executive to take actions or enter into or consent to agreements related to the execution of the merger agreement pursuant to which the Mergers (Note 15) were consummated,, including amendments to severance agreements and consents to incentive plan amendments that would preclude the completion of the mergers from triggering potential accelerated payments or accelerated vesting of equity awards held by the executives. As a result of these cash bonus transactions, the Company recorded a charge of $5.0 million, which is included in income from operations for the year ended December 31, 2006.

Series A Repurchase—Under the Leveraged Recapitalization, the Series A convertible redeemable preferred stockholders converted 50,045 outstanding shares of Series A convertible redeemable preferred stock into 6,672,638 shares of Class A common stock immediately before the Company’s repurchase of the remaining 83,955 outstanding shares of Series A convertible redeemable preferred stock, including accrued dividends, for cash. The total cash paid by the Company in connection with the repurchase was $205.0 million, of which $68.5 million represented the payment of accrued dividends on the converted and repurchased shares of Series A convertible redeemable preferred stock.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the repurchase of the Series A convertible redeemable preferred stock was accounted for as a redemption. As a result, the $33.8 million excess of fair value of the consideration transferred to the holders of the Series A convertible redeemable preferred stock over the carrying value of the Series A convertible redeemable preferred stock in the Company’s balance sheet on the date of the repurchase of $33.8 million was charged against paid-in-capital during the year ended December 31, 2006 and is reflected in the total net change in paid-in-capital for the year ended December 31, 2006. The $33.8 million was subtracted from net income for the purpose of computing the net loss allocated to common stockholders and charged against paid-in-capital during the year ended December 31, 2006.

Class A Repurchase—The Company purchased from some of the former stockholders of Campuslink Communications and some of their affiliates a total of 6,546,526 shares of Class A common stock for $56.9 million in cash, which represented a weighted average purchase price of $8.06 per share. In accordance with FASB Technical Bulletin (“FTB”) No. 85-6, Accounting for a Purchase of Treasury Shares at a Price Significantly in Excess of the Current Market Price of the Shares

and the Income Statement Classification of Costs Incurred in Defending Against a Takeover Attempt, the total fair value of the repurchased shares on June 12, 2006 of $45.7 million ($6.98 per share—see Fair Value of Common Stock below) was accounted for as the cost of the shares and was included in treasury stock within the Company’s total stockholders’ deficit at December 31, 2006. The cash paid in excess of the fair market value of those shares on the repurchase date of $11.3 million was charged against income as inducement expense during the year ended December 31, 2006.

Class B Conversion—The Company and specified Class B common stockholders entered into an agreement to cause the conversion of all 2,635,000 outstanding shares of Class B common stock into an equal number of shares of Class A common stock in accordance with the terms of the Company’s restated certificate of incorporation and to provide the specified Class B common stockholders with the right to receive at a specified date 3.4 million additional shares of Class A common stock in connection with the conversion. In accordance with the agreement, as modified in January 2007, (note 15), these additional shares were issued in January 2007.

The Company determined that the fair value of the shares of Class B common stock was equal to the fair value of the total number of shares of Class A common stock which the Class B common stockholders were entitled to receive under the agreement, based on a number of factors. All parties to the Leveraged Recapitalization negotiated with each other and the Company to determine the various elements of the Leveraged Recapitalization. The parties each received a range of values for the shares and rights relinquished and/or received. Each share of Class B common stock had 20-to-1 voting rights over each share of Class A common stock, and the total voting power of the Class B common stock represented approximately 54% of the total voting power of all outstanding voting securities of the Company immediately prior to the Leveraged Recapitalization. Because of the 20-to-1 voting rights of the Class B common stock and the resulting voting control of the Class B common stockholders, and the contractual approval rights over specified and other matters held by the Series A convertible redeemable preferred stockholders and certain former stockholders of Campuslink Communications, the Company concluded that these three groups relinquished similar rights in the Leveraged Recapitalization. The Company concluded that a complex capitalization structure, similar to the Company’s capital structure prior to the Leveraged Recapitalization, might result in a range of fair values of the Company’s common stock. Based upon these facts and circumstances, the Company concluded that the $8.70 per share value that the Class B common stockholders received for their shares of Class B common stock represented fair value.

Campuslink Options—As part of the Leveraged Recapitalization, the Company purchased from some of the former stockholders or employees of Campuslink Communications options to purchase 40,568 shares of Class A common stock subject to each repurchased option. These options to purchase Class A common stock were repurchased by the Company for cash at a price of $6.38 per option. These options were originally recorded as part of the purchase price for the Company’s acquisition by merger of Campuslink Communications in 1999. In accordance with SFAS No.123(R), the excess of the repurchase price over the fair value of the options immediately before the repurchase of $0.2 million was recognized as additional compensation expense and included in leveraged recapitalization related costs in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2006. The Company determined the fair value of the options immediately before the repurchase using the Black-Scholes option-pricing model using the following assumptions: 1) a fair market value of the Company’s Class A common stock immediately before the repurchase of $6.98 per share (see Fair Value of Common Stock below); 2) an exercise price of $2.50 per share; 3) an expected life of 0.25 years; 4) an annualized volatility of 71%; and 5) a risk free interest rate of 4.93%.

Initial Stockholder Sale—To induce specified initial stockholders to provide the consents, approvals, waivers, releases and other agreements required to consummate the Leveraged Recapitalization, the Company issued to these initial stockholders 690,065 shares of Class A common stock for no additional cash consideration. The fair value of the Class A common stock at June 12, 2006 of $2.6 million was recorded as an inducement expense and included in leveraged recapitalization related costs in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2006.

Fair Value of Common Stock—The Company determined the illiquid, non-marketable fair value of the Company’s Class A common stock at June 12, 2006 based upon the Company’s capitalization structure after the Leveraged Recapitalization, using the Class A common stock price negotiated as part of the Leveraged Recapitalization. The Company assessed the reasonableness of this price by performing an internal valuation analysis similar to the periodic analysis that the Company applies to determine the fair value of its Class A common stock from time to time in connection with granting stock options to employees (Note 10). This analysis used the Company’s projected future cash flows, discounted at a rate that reflects both the Company’s weighted average cost of capital and the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. Based on this analysis, the Company’s board of directors determined that the fair value of the Class A common stock was equal to $3.80 per share at June 12, 2006, based upon the Company’s capitalization structure after the Leveraged Recapitalization.

The Company also determined the liquid, marketable fair value of the Company’s Class A common stock at June 12, 2006 based upon the Company’s capitalization structure just prior to the Leveraged Recapitalization, using the Class A common stock price negotiated as part of the Leveraged Recapitalization. The Company assessed the reasonableness of this price by performing an internal valuation analysis similar to the periodic analysis that the Company applies to determine the fair value of its Class A common stock from time to time in connection with granting stock options to employees (Note 10). However, this analysis used the Company’s projected future cash flows, which were discounted at a rate that reflects the Company’s weighted average cost of capital but which did not include a discount for the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. Based on this analysis, the Company determined that the liquid, marketable fair value of the Class A common stock based upon the Company’s capitalization structure just prior to the Leveraged Recapitalization was $6.98 per share. This price was used to determine the accounting impact of the Class A Repurchase, the Class B Conversion and the repurchase of the Campuslink options as these transactions were negotiated based on the undiscounted, fully liquid value of the Class A common stock.

Debt and Capital Leases—As part of the Leveraged Recapitalization, the Company incurred borrowings under new senior secured credit facilities that consisted of a first lien term loan of $275.0 million, which included a revolving credit facility of $25.0 million, and a second lien term loan of $100.0 million (see Note 6). The Company applied the proceeds from the new senior credit facilities, in part, to make some or all of the total cash payments pursuant to the Leveraged Recapitalization and to repay or refinance all outstanding principal and interest under its then-existing $100.0 million senior secured credit facility, and $18.6 million of capital leases. In addition, the Company extinguished its interest rate swaps related to the foregoing indebtedness (Note 6).

Transaction Fees—The Company incurred $10.0 million in external legal, accounting, consulting and bank fees related to the Leveraged Recapitalization. Of these fees, $8.9 million represented direct costs incurred to acquire borrowings under the Company’s new senior secured credit facilities and were recorded as an asset at December 31, 2006. These fees will be amortized and charged to interest expense using the effective interest method over the life of the facilities. Direct costs incurred as a result of the Leveraged Recapitalization that were not direct costs of acquiring the senior credit facilities represented $1.1 million of these fees. These costs were included in income from operations as part of leveraged recapitalization related costs for the year ended December 31, 2006.

The following table shows the Company’s cash and cash equivalents and capitalization as of March 31, 2006 and as of June 30, 2006, reflecting the effects of the Leveraged Recapitalization:

	March 31, 2006	June 30, 2006
	(in thousands, except share and per share data)
Cash and cash equivalents	$52,092	$33,333

Current portion of long-term debt	$16,084	$2,873
Long-term debt	99,786	372,308

Total long-term debt, including current portion	$115,870	$375,181

Fair value of Series A convertible redeemable preferred stock conversion right	$5,282	$—

Series A convertible, redeemable preferred stock, $.01 par value, 134,000 and 0 shares authorized, issued and outstanding at March 31, 2006 and June 30, 2006, respectively ($199,515 liquidation value at March 31, 2006, inclusive of accrued dividends of $65,515)	$197,155	$—

Stockholders’ deficit:
Class A common stock, $.01 par value; 75,000,000 shares authorized, and 26,686,758 shares issued and outstanding at March 31, 2006; 100,000,000 shares authorized, 36,715,523 shares issued, and 30,168,997 shares outstanding at June 30, 2006;	267	367
Class B common stock, $.01 par value; 7,500,000 shares authorized and 2,635,000 shares issued and outstanding at March 31, 2006; and 0 shares authorized, issued and outstanding at June 30, 2006	26	—
Treasury stock, 6,546,526 shares at cost, at June 30, 2006	—	(45,694)

Additional paid-in capital	21,518	17,162
Deferred stock-based compensation	(149)	(135)
Accumulated other comprehensive loss	—	(556)
Accumulated deficit	(62,763)	(68,577)

Total stockholders’ deficit	(41,101)	(97,433)

Total capitalization	$277,206	$277,748

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2006 and December 31, 2005 consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Switches and switch-related equipment	$232,627	$196,612
Computer hardware and purchased software	49,213	42,834
Equipment	18,011	16,283
Office equipment, furniture and fixtures	16,543	14,478
Construction-in-progress	443	1,484

	316,836	271,691
Accumulated depreciation	(149,270)	(119,697)

Property and equipment, net	$167,566	$151,994

Construction-in-progress as of December 31, 2006 and 2005 consisted primarily of costs associated with the build-out of the Company’s network switch sites. Depreciation expense for 2006, 2005 and 2004 totaled $31.4 million, $26.0 million, and $21.9 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—Goodwill was $35.1 million as of December 31, 2006 and 2005, respectively. There was no change in goodwill during the year ended December 31, 2006.

The changes in the carrying value of goodwill in 2005 were as follows (in thousands):

Balance as of December 31, 2004	$36,695
Goodwill related to acquisition of American Long Lines, Inc. (Note 15)	1,471
Purchase accounting adjustment – Covista Communications, Inc.	(3,084)

Balance as of December 31, 2005 and 2006	$35,082

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category for December 31, 2006 and 2005 were as follows:

	As of December 31, 2006			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$13,803	$7,306	$6,497	4 years
Technology-based	653	653	—	3 years
Capitalized software costs	2,134	—	2,134	—

Total	$16,590	$7,959	$8,631	3 years

	As of December 31, 2005			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$13,803	$4,078	$9,725	4 years
Technology-based	653	653	—	3 years

Total	$14,456	$4,731	$9,725	3 years

Gross intangible assets at December 31, 2006 included $2.1 million of capitalized software costs, for which there was no amortization during 2006. Intangible asset amortization expense for the years ended 2006, 2005 and 2004 was $3.2 million, $3.1 million , and $1.0 million, respectively.

The Company estimates that future aggregate amortization expense related to purchased intangible assets as of December 31, 2006 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2007	$3,145
2008	2,772
2009	2,257
2010	457

Total	$8,631

6.	LONG-TERM DEBT

Long-term debt as of December 31, 2006 and 2005 consisted of the following:

	December 31, 2006	December 31, 2005
	(in thousands)
Senior secured debt, as described below	$373,625	$99,048
Capital lease agreement (Anaheim switch), payable in monthly installments of $83, including interest at 5.8%, maturing in 2009	—	2,868
Capital lease agreement (New Jersey switch), payable in monthly installments of $72, including interest at 7.3%, maturing in 2010	—	2,896
Other debt	161	7,074

Total debt	373,786	111,886
Less: current portion	(2,856)	(12,186)

Long-term debt	$370,930	$99,700

Principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2007	$2,856
2008	2,788
2009	2,767
2010	2,750
2011	2,750
Thereafter	359,875

Total	$373,786

The principal payments in the table above do not reflect those due under the $800 million term loan facility obtained on February 28, 2007 in connection with the completion of the US LEC merger (Note 16).

Senior Secured Debt—On February 21, 2006, the Company amended and restated its previously existing senior secured credit facility. Under this amendment and restatement, the term loan was increased to $100.0 million and the reducing revolving credit facility was reduced to $25.0 million. The outstanding principal balance of the term loan was payable in fifteen quarterly installments commencing on June 30, 2006, with a final installment payment on January 31, 2010. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, the Company’s long-term debt obligations at December 31, 2005 were adjusted to reflect the terms of the February 21, 2006 amendment.

On June 12, 2006, as part of the Leveraged Recapitalization (Note 3), the Company paid off its then existing senior secured credit facility and entered into two new senior secured credit facilities. The new senior secured credit facilities include a first lien credit agreement, consisting of an initial term loan commitment of $275.0 million and a revolving loan commitment of $25.0 million, and a second lien credit agreement consisting of a $100.0 million term loan commitment. The Company used the proceeds from the new senior secured credit facilities, in part, to pay some or all of the total cash required for the Leveraged Recapitalization, and to pay off the Company’s existing debt, including its existing senior secured credit facility and capital leases. In connection with the repayment of its then existing senior secured credit facility and capital leases, the Company incurred a loss on extinguishment of debt totaling approximately $5.1 million. As of December 31, 2006, the Company had $25.0 million in borrowings available under the revolving portion of the first lien credit agreement. The outstanding principal balance of the first lien term loan is payable in twenty quarterly installments, which commenced on September 30, 2006. Each quarterly installment payable during the period from September 30, 2006 through and including March 31, 2011 is equal to $0.7 million, with the final quarterly installment payable on June 30, 2011 equal to the remaining unpaid portion of the term loan. Under the first lien credit agreement, additional payments of principal may become due annually, based upon the Company’s level of excess cash flow as defined in the credit agreement. The first lien credit agreement also carries a fee of 0.5% on the unutilized revolving loan commitment as well as a fee equivalent to an applicable margin for each outstanding letter of credit under the agreement. The outstanding principal balance on the second lien term loan is payable in full on the June 12, 2013 maturity date. In connection with the new senior secured credit facilities, the Company incurred debt issuance costs of approximately $8.9 million. These costs were capitalized, and are being amortized over the term of the facilities using the effective interest method. The Company granted the lenders under this facility a security interest in substantially all of its assets and in the capital stock of its subsidiaries.

Amounts borrowed under the Company’s first lien term loan bear interest at the Company’s option at either the London Interbank Offered Rate (“LIBOR”) plus 3.5%, or a defined base rate plus 2.5%. The defined base rate is equal to the higher of the prime lending rate or the overnight federal funds rate plus one-half of one percent (the “Base Rate”). Amounts borrowed under the Company’s second lien term loan bear interest at the Company’s option at either LIBOR plus 7.5%, or Base Rate plus 6.5%. At December 31, 2006, borrowing rates were 8.9% and 12.9% under the first and second lien credit agreements, respectively.

Under the Company’s new senior secured credit facilities, the Company is subject to the following financial covenants:

•	minimum fixed charge coverage ratio; and

•	maximum total leverage ratio.

The Company is also subject to various other restrictions under the new senior secured credit facility agreements, which affect, and in some cases significantly limit or prohibit, the Company’s ability to incur additional indebtedness. As of December 31, 2006, the Company was in compliance with all of its covenants.

Other Debt— As of December 31, 2005, other debt included capital lease and vehicle note obligations. As part of the Leveraged Recapitalization, the Company paid off approximately $18.6 million in capital lease liabilities. Prior to the Leveraged Recapitalization, on April 3, 2006, the Company and one of its primary lessors amended the provisions of their master agreement to lease equipment. Under the amended terms, which changed the classification of 40 operating leases under the master agreement from operating to capital leases, the Company recorded approximately $3.1 million of additional debt and additional equipment. As a result of the subsequent payment of capital lease obligations in connection with the Leveraged Recapitalization, there were no outstanding capital lease obligations as of December 31, 2006. Other debt as of December 31, 2006 included the Company’s vehicle note obligations of approximately $0.2 million.

Interest Rate Swap Agreements—In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with creditworthy counterparties.

Swap agreements in effect as of December 31, 2006 and December 31, 2005 were as follows:

	Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
	(in thousands)
December 31, 2006	$125,000	06/30/2009	Cash Flow Hedge	5.38%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	5.38%	5.63%

December 31, 2005	$45,000	09/30/2006	Cash Flow Hedge	4.36%	2.96%
	$25,000	04/01/2007	Cash Flow Hedge	4.36%	4.23%

Weighted-average variable rates are subject to change over time as LIBOR fluctuates. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s interest rate exposure.

Neither the Company nor the counterparty is required to collateralize its obligations under the swap agreements. The Company is exposed to loss if the counterparty defaults. Management does not anticipate any non-performance by counter-parties to the Company’s swap agreements as all counterparties have investment grade credit ratings. Risk management strategies, such as interest rate swaps, are reviewed and approved by the Company’s board of directors. The Company’s policy is to limit the maximum number of positions that can be taken in any given instruments.

In connection with the Leveraged Recapitalization, the Company extinguished the $45.0 million and $25.0 million notional amount interest rate swap agreements associated with its previously existing senior secured credit facility, and entered into two new swap agreements to hedge against the variability in cash flows associated with the interest payment on its new senior secured credit facilities. The change in the fair value of the previously existing swaps of less than $0.1 million from January 1, 2006 to June 26, 2006, the date the swaps were extinguished, was recorded in interest expense for the year ended December 31, 2006.

In connection with the new senior secured credit facilities entered into as part of the Leveraged Recapitalization, the Company also entered into two new interest rate swap agreements on June 26, 2006. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company designated the two new swap agreements as cash flow hedges. The Company estimates the effectiveness of the interest rate swap agreements using the hypothetical derivative method. Under this method, the fair value of the actual interest rate swaps is compared to the fair value of hypothetical swap agreements that have the same critical terms as the portion of the debt being hedged. The critical terms of the interest rate swap agreements are identical to the portion of the debt being hedged as of December 31, 2006. To the extent that the agreements are not considered highly effective in offsetting the change in fair value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreements and any subsequent changes in such fair value will be immediately recognized in net income as interest expense. To the extent that the swap agreements are considered highly effective, but not completely effective, in offsetting the change in the value of the benchmark interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements will be immediately recognized in net income as interest expense. During the year ended December 31, 2005, the Company recorded a $1.0 million (before income taxes) out of period adjustment in the consolidated statement of operations and comprehensive income to properly discontinue hedge accounting related to its interest rate swaps.

Under hedge accounting, interest rate swap agreements are reflected at fair value in the condensed consolidated balance sheets and the related gains and losses on these agreements are recorded in total stockholders’ deficit, net of applicable income taxes; as accumulated other comprehensive loss. Gains and losses recorded in accumulated other comprehensive loss are reclassified into income as an adjustment to interest expense in the same periods in which the hedged transaction is recognized in income.

In performing its assessment of effectiveness of its cash flow hedges as of December 31, 2006, the Company concluded that its cash flow hedges were highly effective. As of December 31, 2006, the Company’s outstanding swaps represented a liability with a fair value of $2.1 million, net of tax. Accumulated other comprehensive loss and other long-term liabilities have been adjusted based on the fair value. The adjustment to fair value from July 1, 2006 to December 31, 2006 was recorded as a component of comprehensive income for year ended December 31, 2006.

7.	INCOME TAXES

Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(amounts in thousands)
Current income tax expense:
U.S. Federal	$623	$650	$450
U.S. State	726	497	627

Total	$1,349	$1,147	$1,077

Deferred income tax expense (benefit) :
U.S. Federal	$7,082	$12,795	$(38,360)
U.S. State	(1)	182	125

Total	$7,081	$12,977	$(38,235)

Total income tax expense (benefit)	$8,430	$14,124	$(37,158)

Income tax expense for each of the years ended December 31, 2006, 2005 and 2004 differs from the expected income tax expense calculated using the statutory U.S. Federal income tax rate as follows:

	2006		2005		2004
	($ amounts in thousands)
Federal provision at statutory rate	$5,682	35%	$10,010	35%	$14,167	35%
State taxes, net of Federal provision	838	5%	711	2%	1,195	3%
Fair value of Series A convertible redeemable preferred stock conversion right	(3,772)	(23)%	3,772	13%	—	—
Amounts paid to facilitate Leveraged Recapitalization	5,287	33%
Acquired net operating loss carryforwards	—	—	—	—	7,419	18%
Stock-based compensation	852	5%
Other	(47)	(0)%	37	0%	(395)	(1)%
Change in valuation allowance	(410)	(3)%	(406)	(1)%	(59,544)	(147)%

Income tax expense (benefit)	$8,430	52%	$14,124	49%	$(37,158)	(92)%

Deferred Income Taxes—Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss carryforwards, for financial and tax reporting. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred income tax asset for which realization is not more likely than not.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.

As of December 31, 2006, the Company maintained a valuation allowance of approximately $2.7 million, which primarily relates to state net operating loss carryforwards that the Company does not believe it is more likely than not to realize. As of December 31, 2005, the Company maintained a valuation allowance of approximately $3.1 million.

The Company’s deferred income tax assets (liabilities) as of December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
	(amounts in thousands)
Current:
Net operating loss (NOL) carryforwards	$7,583	$14,426
Allowance for doubtful accounts	2,407	2,804
Other accruals and deferrals	3,583	2,257
Deferred revenue	1,244	896

Valuation allowance	(607)	(878)

Net current deferred income tax asset	$14,210	$19,505

Non-current:
NOL carryforwards	$42,299	$45,548
Federal & State AMT credit carryforward	2,260	1,287
Basis difference in property and equipment and intangible assets	(33,102)	(31,785)
Stock-based compensation	2,181	—

Other	15	529

Valuation allowance	(2,081)	(2,220)

Net non-current deferred income tax asset	$11,572	$13,359

The Company recorded a tax provision of $8.4 million for the year ended December 31, 2006, which represented an effective tax rate of 51.9%. Of the $20.2 million in charges related to the Leveraged Recapitalization, $15.1 million related to the acquisition of the Company’s stock. As such, these costs are non-deductible for tax purposes. Excluding the $15.1 million of charges related to the acquisition of the Company’s stock, as well as the $10.8 million in income that resulted from the change in the fair value of the Series A convertible redeemable preferred stock conversion right, the Company’s effective income tax rate would have been 41.0% for the year ended December 31, 2006.

The Company recorded a tax provision of $14.1 million for the year ended December 31, 2005, which represented an effective tax rate of 49.4%. Excluding the $10.8 million charge in 2005 that resulted from the change in the fair value of the Series A preferred stock conversion right, which is not deductible for tax purposes, the effective income tax rate would have been 35.9%.

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $154.7 million. The Company utilized $26.2 million of net operating loss carryforwards to offset federal taxable income during the year ended December 31, 2006. In addition, the Company accumulated an additional $0.5 million of net operating losses related to converted charitable contributions. As of December 31, 2006 the Company had approximately $129.0 million in net operating loss carryforwards (“NOLs”). As a result, the Company currently only pays accrued alternative minimum taxes and state income taxes. The Company conducted an analysis of the impact that the Leveraged Recapitalization had on the Company’s ability to utilize its NOLs. The analysis concluded that PAETEC incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code (IRC Section 382) as a result of the Leveraged Recapitalization on June 12, 2006. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the ownership change date. As such, as of December 31, 2006, the $129.0 million pre-change net operating losses will be subject to an annual limitation under IRC Section 382. The analysis concluded that an annual limitation of approximately $7.1 million will be imposed on these NOLs. To the extent the Company has a net unrealized built in gain (“NUBIG”) at the date of the ownership change, the limitation may be increased during the first five years following the ownership change pursuant to IRC Section 382 and published notices. The analysis supports the conclusion that a NUBIG existed at the date of the ownership change providing for the increase in the annual limitation by approximately $9.3 million during the five year period immediately following the ownership change that occurred on June 12, 2006. Based on this conclusion, a combined NOL limitation of $16.4 million will exist on PAETEC’s NOLs during the five years immediately following the ownership change, and an annual limitation of $7.1 million will exist thereafter. The overall analysis supports the Company’s ability to utilize its pre-change deferred income tax assets related to the NOLs prior to their expiration.

8.	REDEEMABLE PREFERRED STOCK

As a result of the Leveraged Recapitalization (Note 3), all of the Company’s convertible redeemable preferred stock was converted or redeemed. A total of 50,045 shares of Series A convertible redeemable preferred stock were converted into shares of Class A common stock pursuant to the original terms of the Series A convertible redeemable preferred stock. The Company paid each Series A convertible redeemable preferred stockholder in cash for the aggregate amount of accrued and unpaid dividends on the converted shares. In addition, the Company purchased a total of 83,955 shares of Series A convertible redeemable preferred stock for cash, including all unpaid dividends accrued on those shares. The Company made total cash payments of $205.0 million with respect to these preferred stock transactions, of which, $68.5 million represented the payment of accrued dividends on the converted and repurchased shares. The excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the Company’s balance sheet was subtracted from net income for purposes of computing the net loss allocated to common stockholders, in accordance with the EITF Issue No. D-42. As such, the Company charged the amount of this excess ($33.8 million) against paid-in-capital for the year ended December 31, 2006.

9.	STOCKHOLDERS’ EQUITY

Common Stock—Subsequent to the Leveraged Recapitalization (Note 3), the authorized capital stock of the Company consists of one class of common stock, designated as Class A common stock. In addition to the Class A common stock, the Company has the authority to issue 10 million shares of preferred stock. No such shares have been issued as of December 31, 2006. All shares of Class A common stock have the same rights, powers and privileges.

Holders of common stock are entitled to share ratably in dividends when and as declared by the Company’s Board of Directors out of funds legally available. On liquidation and dissolution of the Company, each holder of common stock is entitled to share ratably in all assets.

10.	SHARE-BASED TRANSACTIONS

Stock Options—Employees of the Company participate in the PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Equity Plan”) and the PAETEC Corp. 1998 Incentive Compensation Plan (the “1998 Option Plan” and, together with the 2001 Equity Plan, the “General Equity Plans”). The 1998 Option Plan provides for the issuance of up to an aggregate of 5,300,000 shares of Class A common stock. The 1998 Option Plan was designed to create an incentive for the Company’s employees and is administered by a committee of the Company’s board of directors. Although the 1998 Option Plan remains in effect and options under the plan remain outstanding, the Company ceased making awards under the plan as of February 28, 2001. In March 2001, the Company adopted the 2001 Equity Plan in order to enhance the Company’s ability to attract and retain the Company’s employees. The 2001 Equity Plan is administered by a committee of the Company’s board of directors and provides for the issuance, as of December 31, 2006, of up to an aggregate of 20,225,650 shares of Class A common stock, plus any shares of Class A common stock that are represented by awards granted under the 1998 Option Plan which are forfeited, expire or are canceled without the delivery of shares of Class A common stock, up to a maximum of 2,987,782 shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, has not restated results for prior periods’. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding as of January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience since January 1, 2000. For the year ended December 31, 2006, the total compensation expense related to stock options granted under the General Equity Plans was $2.9 million, net of a deferred income tax benefit of $0.3 million. This expense is included as part of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Prior to January 1, 2006, the Company accounted for compensation cost under the General Equity Plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition Disclosure. When options were granted with exercise prices below fair value, compensation expense was recorded for awards of options over the period earned. However, in most cases the Company had not recognized any compensation expense in connection with option awards to employees, since the exercise price of the option on the date of grant generally approximated the fair market value of the Company’s underlying Class A common stock on that date.

Prior to the adoption of SFAS No. 123(R), the tax benefit, if any, from stock option exercises was presented as an operating cash flow. Upon adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows. Additionally, SFAS No. 123(R) states that any potential tax benefit associated with incentive stock options should be recognized only at the time of settlement (if those options are settled through a disqualifying disposition). As a result, the stock-based compensation expense associated with incentive stock options must be treated as a permanent difference until that time, which, in turn results in an increase to the Company’s effective income tax rate in the period granted.

The following table illustrates the effect on net (loss) and income per common share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

	Year Ended December 31,
	(in thousands, except per share data)
	2005	2004
Net income	$14,474	$77,635
Plus: Stock-based employee compensation expense (income) included in reported net income, net of income taxes	(10)	185
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(5,712)	(7,753)

Net income - pro forma	$8,752	$70,067

(Loss) income per common share (basic) - as reported	$(0.02)	$1.35
(Loss) income per common share (diluted) - as reported	$(0.02)	$1.25
(Loss) income per common share (basic) - pro forma	$(0.22)	$1.19
(Loss) income per common share (diluted) - pro forma	$(0.22)	$1.10

The contractual term of options granted under the General Equity Plans is ten years. Options granted under the General Equity Plans prior to April 1, 2005 generally vest ratably over a four-year period, provided that the grantee remains in service during that time. Beginning with options granted during the second quarter of 2005, the Company’s option agreements prohibited exercise of these options until the Company became a reporting company under the Securities Exchange Act of 1934 or any corresponding provision of any successor statute (an “SEC reporting company”) with respect to any class of its securities (the “Exercise Freeze”). In February 2007, the Company became an SEC reporting company, and the Exercise Freeze was removed.

        The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The Company determined that as a private company it was not practicable to estimate the volatility of its share price, based on the Company’s low frequency of price observations. Therefore, expected volatilities were based on a volatility factor computed based upon an external peer group analysis of publicly traded companies based in the United States within a predetermined market capitalization range (“public comparables”). The analysis provided historical and implied volatilities of the public comparables and developed an estimate of constant expected volatility for the Company. The Company performs an internal valuation analysis to determine the fair value of its Class A common stock from time to time in connection with granting stock options to employees. This analysis uses the Company’s projected future cash flows, discounted at a rate that reflects both the Company’s weighted average cost of capital and the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. The expected term for options granted prior to April 1, 2005 is 7 years. For options granted subsequent to March 31, 2005, the expected term is 9.9 years, which takes into consideration the Exercise Freeze described above. The risk free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of electing not to declare or pay cash dividends on its common stock.

For options granted during the years ended December 31, 2006, 2005, and 2004, the weighted average fair value of the stock options granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $3.56, $2.54, and $4.06, respectively, using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected Option Life (in years)	9.9	7.0 - 9.9	7.0
Risk Free Interest Rate	4.64% - 5.11%	3.86% - 4.48%	3.31% - 4.35%
Expected Volatility	75.0%	71.24% - 77.80%	72.54% - 77.94%
Expected Dividend Yield	—	—	—

A summary of stock option activity under the General Equity Plans for the year ended December 31, 2006 follows:

	Shares of Class A Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	12,612,804	$4.46
Granted	863,150	$4.37
Exercised	(37,562)	$0.40
Cancelled	(40,568)	$2.50
Forfeited	(287,732)	$4.12

Outstanding at December 31, 2006	13,110,092	$4.48	5.5	$119,578

Exercisable at December 31, 2006	10,122,309	$4.52	4.8	$91,604

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s stock price on December 31, 2006 and the exercise price, multiplied by the number of options with an exercise price lower than the Class A common stock price on December 31, 2006 (“in-the-money” options)) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was approximately $0.1 million. Total intrinsic value of options exercised during the year ended December 31, 2004 was approximately $0.6 million. The Company received less than $0.1 million of cash related to the exercise of stock options for the years ended December 31, 2006, 2005 and 2004. Total fair value of options vested and expensed was $2.9 million, net of a deferred income tax benefit of $0.3 million, for the year ended December 31, 2006. The impact on the Company’s loss per share of this after-tax charge was approximately $0.09 for the year ended December 31, 2006.

The following table summarizes stock option information at December 31, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $4.08	7,551,205	$2.93	5,844,098	$2.98
$4.09 - $6.80	3,695,583	$5.75	2,526,057	$5.82
$6.81 - $13.60	1,863,304	$8.21	1,752,154	$7.92

	13,110,092	$4.48	10,122,309	$4.52

As of December 31, 2006, there was $4.9 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the General Equity Plans. The Company expects to recognize the expense over a weighted-average period of 1.4 years.

Warrants—The Company’s independent sales agents participate in the PAETEC Communications, Inc. Agent Incentive Plan (the “Warrant Plan”). Warrants granted under the Warrant Plan are recorded at fair value and are accounted for under the provisions of SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees or in Conjunction with Selling Goods or Services. In accordance with SFAS No. 123(R), the Company estimates the fair value of each warrant grant on the date of grant using the Black-Scholes option-pricing model and using assumed risk-free interest rates ranging from 2.84% to 6.67% and expected lives of ten years. The volatility factor assumptions used in the Company’s fair value model ranged from 71% to 99%. The Company accrues compensation expense during the service period and adjusts the value attributable to unvested warrants in subsequent periods to the measurement date for increases or decreases in the fair value of the shares of common stock issuable upon exercise of the warrants. In accordance with EITF Issue 96-18, the measurement date is the date at which the agent’s performance is complete.

The Warrant Plan provides for the issuance of up to 500,000 shares of Class A common stock based upon the achievement and maintenance of certain revenue goals by the Company’s independent sales agents. The Warrant Plan is designed to create an incentive for the sales agents and is administered by the Company’s senior management. Warrants issuable under the Warrant Plan vest with respect to 20% of the shares of Class A common stock subject to such warrants in the first year. Vesting with respect to the remaining 80% of the shares subject to such warrants is dependent upon the generation and maintenance of certain revenue levels by the warrant holder. Warrants are not exercisable until after the Company completes an initial public offering of the Class A common stock. The February 28, 2007 merger with US LEC (Note 16) was deemed an “initial public offering” for purposes of the exercisability of these warrants.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2006:

	Shares of Class A Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	395,666	$5.42
Granted	—
Exercised	—
Cancelled	—
Forfeited	—

Outstanding at December 31, 2006	395,666	$5.42	5.2	$3,237

Exercisable at December 31, 2006	—	—	—	—

There were no warrants granted during the year ended December 31, 2006. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on December 31, 2006. This amount will change based on the fair market value of the Company’s stock. There were no warrants exercised during the year ended December 31, 2006. Total fair value of warrants vested and expensed, net of tax, was approximately $0.3 million, less than $0.1 million, and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes warrant information as of December 31, 2006:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 - $4.50	107,500	$3.26	—	—
$4.51 - $6.49	172,500	$5.31	—	—
$6.50 - $8.00	115,666	$7.59	—	—

	395,666	$5.42	—	—

Restricted Stock Units—The Company adopted the PAETEC Corp. Executive Incentive Plan on June 7, 2006 (the “RSU Plan”), in connection with the Leveraged Recapitalization. The RSU Plan provides for the award of stock units for up to a total of 4.0 million shares of Class A common stock to officers of the Company and its subsidiaries. All stock units outstanding as of December 31, 2006 were issued in connection with the Leveraged Recapitalization. The stock units were issued under the terms of the Plan and a stock unit agreement. The purpose of the RSU Plan is to advance the interests of the

Company and its stockholders by providing a means for executives of the Company to obtain or further a sense of proprietorship in the development and financial success of the Company. Awards under the RSU Plan may be granted to any officer of the Company or any subsidiary thereof. The RSU Plan will terminate on June 7, 2016. The RSU Plan is administered by the Company’s board of directors. The board of directors has the authority to interpret the RSU Plan, determine the terms and conditions of awards and make all other determinations required for the administration of the RSU Plan. The board of directors may delegate its authority to a committee of directors. The board of directors may amend, suspend or terminate the RSU Plan at any time. Without the consent of the participant or except as otherwise provided in the RSU Plan or in the stock unit agreement, no amendment, suspension or termination of the RSU Plan may alter or impair any rights or obligations under any outstanding award. No award may be granted after the RSU Plan is terminated. Awards under the RSU Plan will be made in the form of stock units. A stock unit is an award that represents a conditional right to receive shares of Class A common stock in the future and that is subject to restrictions and a risk of forfeiture.

A participant will not be entitled to receive the shares of Class A common stock subject to the stock units until the stock units have vested. All of the stock units will be subject to time-based vesting, and will vest on a single date with respect to 100% of the shares subject to the stock units on the first to occur of the following dates:

1. on the third anniversary of the grant date, provided executive is then in service;

2. upon termination of service due to:

•	death or disability;

•	termination by the Company without cause; or

•	as a result of the executive’s resignation for good reason, as defined in the RSU Plan; or

3. immediately prior to the consummation of a “Corporate Transaction,” as defined in the RSU Plan.

No stock units will vest if the executive’s service is terminated before the third anniversary of the grant date:

•	by the Company for cause; or

•	as a result of the executive’s resignation without good reason, unless vesting continues pursuant to the terms of such executive’s post-employment non-competition covenant, if any, with the Company.

The board of directors may accelerate vesting of an award at its discretion. A participant will not have any of the rights of a stockholder with respect to the stock units unless and until the Class A common stock relating to the stock units has been delivered to him. The participant will, however, be entitled to receive, upon the Company’s payment of a cash dividend on outstanding Class A common stock, a cash payment for each stock unit that the participant holds as of the record date for such dividend equal to the per-share dividend paid on the Class A common stock.

Awards of stock units are not transferable and, until such time as the Company becomes a reporting company under the Securities Exchange Act of 1934, the participant may not sell, assign, pledge, hypothecate, transfer by gift or otherwise dispose of shares of Class A common stock represented by the stock units and acquired under the grant, except in transfers back to the Company or transfers by will or the laws of descent and distribution, or transfers by gift or domestic relations order to family members as defined in Rule 701 under the Securities Act of 1933. The RSU Plan provides for specified adjustments upon the occurrence of a transaction that would involve a capitalization change as defined in the RSU Plan.

As part of the Leveraged Recapitalization, the Company’s board of directors approved the grant under the RSU Plan of stock units for 4.0 million shares of Class A common stock with a fair value of $3.80 per share. These stock units vest on the third anniversary of the date of grant, unless vesting is accelerated as described above. The Company expenses the cost of the stock units, which is determined to be the fair market value of the underlying shares of the Class A common stock at the date of grant, ratably over the three-year vesting period.

In connection with the execution of the Company’s definitive agreement to merge with US LEC in August 2006, the Company’s board of directors approved the grant under the 2001 Equity Plan of stock units for 0.6 million shares of Class A common stock to employees of the Company and its subsidiaries. These stock units vest on the fourth anniversary of the date of grant, unless vesting is accelerated for reasons specified in the 2001 Equity Plan. The terms of these stock units further provide that, if merger with US LEC does not occur prior to a specified outside date set forth in the merger agreement, or if the merger agreement is otherwise terminated prior to the outside date, as amended from time to time, the stock units will expire without delivery of any of the shares subject to the stock units. Since the vesting of these awards is contingent upon the completion of the merger with US LEC, the Company determined to defer recognition of the compensation expense attributable to these stock units until such time as the merger is consummated. Outstanding stock unit awards as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

	Shares of Class A Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	—	—
Granted	4,572,834	$4.20
Vested	—
Cancelled	—
Forfeited	(20,000)

Outstanding at December 31, 2006	4,552,834

Vested at December 31, 2006	—

For the year ended December 31, 2006, the total compensation expense related to stock units granted under the RSU Plan was $1.7 million, net of a deferred income tax benefit of $1.1 million. This expense is incorporated as part of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. As described above, this expense does not include any amount attributable to the 0.6 million stock units granted in August 2006 under the 2001 Equity Plan, since the Company is deferring recognition of the compensation expense attributable to these stock units until such time as the proposed US LEC merger is consummated. As of December 31, 2006, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $16.0 million. That cost is expected to be recognized over a weighted average period of 1.5 years.

11.	(LOSS) INCOME PER COMMON SHARE

During the year ended December 31, 2005, the Company had 134,000 outstanding shares of Series A convertible redeemable preferred stock that met the criteria of a participating security in the calculation of basic income per common share using the “two-class” method of SFAS No. 128. During the year ended December 31, 2005, basic loss per common share was calculated utilizing the “two-class” method by dividing loss allocated to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted loss per common share was computed by dividing loss allocated to common stockholders by the weighted average number of shares of Class A common stock, Class B common stock and potential common stock outstanding during the period. Potential common stock consisted of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of any issued and outstanding Series A convertible redeemable preferred stock using the “if-converted” method. Diluted loss per common share included the effect of potentially dilutive issuances of securities. Potential common stock was not included in the calculations of diluted loss per common share to the extent its inclusion would be anti-dilutive.

As a result of the Leveraged Recapitalization on June 12, 2006, the Company converted or redeemed all of the outstanding shares of its Series A convertible redeemable preferred stock (Note 3). At December 31, 2006, there were no shares of Series A convertible redeemable preferred stock outstanding and, therefore, the “two-class” method of computing basic income per common share was not applicable. As part of the Leveraged Recapitalization, the Company issued stock units under the Plan (Note 10). The Company issued additional stock units under the 2001 Option Plan in August 2006 (Note 10). All of these stock units are excluded from the computation of basic loss per common share for the year ended December 31, 2006, as the time-based vesting conditions had not been satisfied as of December 31, 2006. Under SFAS No. 128, these stock units are considered options for purposes of computing diluted earnings per share and, therefore, are included in the computation of diluted loss per common share for the year ended December 31, 2006. Also as part of the Leveraged Recapitalization, the Company agreed to issue to the Class B Stockholders a total of 3.4 million shares of Class A Common Stock (the “Additional Shares”). These Additional Shares are included in the computation of basic loss per common share for the year ended December 31, 2006, since all necessary conditions for issuance of the shares have been satisfied at December 31, 2006 (i.e. the issuance of the shares is not contingent).

The computation of basic and diluted (loss) income per common share for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
Basic (loss) income per common share	(in thousands, except share and per share data)
Net income	$7,803	$14,474	$77,635
Less: accretion on preferred stock	251	603	603
Less: cumulative preferred stock dividends	6,873	14,494	13,421
Less: redemption charge related to Series A preferred stock	33,834	—	—

Undistributed (loss) income	(33,155)	(623)	63,611

Income allocated to participating preferred stockholders	—	—	24,116

(Loss) income allocated to common stockholders	$(33,155)	$(623)	$39,495

Weighted average common shares outstanding - basic	31,686,214	29,312,020	29,259,615

(Loss) income per common share - basic	$(1.05)	$(0.02)	$1.35

Diluted (loss) income per common share
(Loss) income allocated to common stockholders	$(33,155)	$(623)	$39,495

Weighted average common shares outstanding - basic	31,686,214	29,312,020	29,259,615
Dilutive effect of warrants - treasury stock method	—	—	69,161
Dilutive effect of stock options - treasury stock method	—	—	2,328,984

Weighted average common shares outstanding - diluted	31,686,214	29,312,020	31,657,760

(Loss) income per common share - diluted	$(1.05)	$(0.02)	$1.25

For 2006, a total of 3,907,780 shares of Class A common stock issuable upon the assumed conversion of stock options, warrants, and restricted stock units computed based on the treasury method, were not included in the calculation of diluted loss per common share as the effect of including these shares would have been anti-dilutive.

For 2005, a total of 36,832,660 shares of Class A common stock, which were issuable as of December 31, 2005 upon conversion of the Series A convertible redeemable preferred stock, including dividends accumulated on the Series A convertible redeemable preferred stock through December 31, 2004, and a total of 909,726 shares of common stock issuable under the assumed exercises of stock options and warrants computed based on the treasury stock method, were not included in the as reported calculation of diluted (loss) income per common share. Such shares were not included in the calculation of diluted (loss) income per common share as the effect of including these shares would have been anti-dilutive.

For 2004, a total of 23,268,174 shares of Class A common stock, which were issuable as of December 31, 2004 upon conversion of the Series A convertible redeemable preferred stock, including dividends accumulated on the Series A convertible redeemable preferred stock through December 31, 2003, were not included in the as reported calculation of diluted (loss) income per common share. Such shares were not included in the calculation of diluted (loss) income per common share as the effect of including these shares would have been anti-dilutive.

In connection with any conversion of shares of Series A convertible redeemable preferred stock, the Company had the right to issue additional shares of Class A common stock, valued at the then-current market value of the Class A common stock (as determined in accordance with the terms of the Series A convertible redeemable preferred stock), as payment of accumulated dividends on the shares of Series A convertible redeemable preferred stock being converted. Because the Company’s then existing senior credit facility (Note 6) restricted the payment of cash dividends by the Company, in cases where such share amounts were not anti-dilutive, the foregoing share amounts for the years ended December 31, 2005 and 2004 include the additional shares of Class A common stock that the Company would have issued in payment of accumulated dividends in connection with the conversion of the Series A convertible redeemable preferred stock.

12.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan, pursuant to section 401(k) of the Internal Revenue Code, under which employees can contribute up to 25% of their annual salary. Employees are eligible for participation upon employment. The Company’s discretionary matching contributions for the twelve months ended December 31, 2006, 2005 and 2004 totaled $2.1 million, $1.8 million, and $1.5 million, respectively.

13.	COMMITMENTS & CONTINGENCIES

Operating Leases—The Company has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. The Company recognizes rent expense under these leases on a straight-line basis. The Company began occupying a new corporate headquarters in January 2001 under a 20-year lease agreement, and expects that annual rent payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. The Company’s annual rental payments under the lease were $1.8 million for 2006, 2005, and 2004.

Total rent expense for 2006, 2005 and 2004 was $11.1 million, $11.3 million, and $9.9 million, respectively. Future minimum lease obligations related to the Company’s operating leases as of December 31, 2006 are as follows (amounts in thousands):

Year Ending December 31,
2007	$9,012
2008	8,310
2009	6,304
2010	5,731
2011	4,964
Thereafter through 2021	23,353

$57,674

Purchase Commitments—As of December 31, 2006, the Company had entered into agreements with vendors to purchase approximately $12.0 million of equipment and services, of which we expect $10.7 million to be delivered and payable in 2007, $0.9 million to be delivered and payable in 2008, and $0.4 million to be delivered and payable in 2009.

Data and Voice Services—The Company has various agreements with certain carriers for data and voice services. As of December 31, 2006, our minimum commitments under these agreements were $116.3 million, which expire through 2011. Related expenses for the periods ended in 2006, 2005 and 2004 were included in cost of sales in our consolidated statements of operations and comprehensive income.

Regulation—The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company’s industry generally or upon the Company specifically.

Interconnection Agreements—The Company is dependent on the cooperation of the incumbent local exchange carriers in its service area to provide service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. The Company incurs costs through the use of services agreed to in its contracts with these incumbent local exchange carriers. These costs are recognized in the period in which the service is delivered and are included as a component of the Company’s cost of sales.

Litigation—The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation is inherently unpredictable; however, management believes there is no litigation asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

MCI-WorldCom Network Services, Inc. sued the Company in an attempt to recover approximately $5.6 million in access charges that the carrier paid to the Company between October 2003 and June 2004. The challenged charges were imposed by the Company for the use of its network to route calls from end user customers of various wireless companies to the interexchange carrier for completion to its subscribers’ toll-free numbers. The carrier claimed that the access service performed by the Company in connection with these calls was unnecessary, unwanted and without justification in the Company’s applicable access tariffs. The Company denied these claims, and contended that the services it performed were legitimate, beneficial and appropriate under the Company’s tariffs, FCC rulings and other applicable authority, and that the access charges assessed were therefore properly collected and retained. The Company counterclaimed to recover approximately $2.0 million in other access charges that the interexchange carrier had withheld in connection with its dispute. In November 2005, a ruling in favor of MCI reduced the amount owed to MCI to $3.5 million. This ruling was appealed. In accordance with its revenue recognition policy, the Company delayed recognition of a portion of these disputed revenues, specifically the approximately $2.0 million of other access charges that the interexchange carrier had withheld in connection with its dispute, until it is concluded that realization of that revenue is reasonably assured. In October 2006, the appellate court ruled in MCI’s favor and the Company accordingly recorded a $1.5 million litigation settlement charge in September 2006 to reflect the incremental amount of the ruling not previously recorded.

14.	RELATED PARTIES

During 2005 and 2004, in connection with the Company’s senior secured credit facility, the Company made interest payments of $1.7 million and $1.4 million, respectively, to an affiliate of an investor of the Company, and ceased to be an affiliate of a material investor of the Company during 2006.

The Company employs two immediate family members of its Chairman, President and Chief Executive Officer. The Company made total salary and bonus payments to them of $451,263 for 2006, $282,411 for 2005, and $277,668 for 2004. During the period from January 1, 2004 to December 31, 2006, the Company issued these individuals options to purchase a total of 46,200 shares of Class A common stock at exercise prices ranging from $2.00 to $6.25 per share, as well as 114,000 restricted stock units. In addition, from time to time, another immediate family member of the Chairman, President and Chief Executive Officer performs consulting services for the Company. For these services, the Company has paid this individual $18,350 for 2006, $13,669 for 2005, and $14,020 for 2004.

15.	ACQUISITIONS

Covista— On May 27, 2004, the Company announced that it had agreed with Covista Communications, Inc. (“Covista”), a facilities-based provider of telecommunications services, to purchase a base of commercial customers, switches and related facilities of Covista. Subject to final adjustment, the Company was obligated to pay a cash amount of approximately $17.5 million, inclusive of transaction costs, which is based on a multiple of monthly operating revenue of approximately $2.7 million associated with the acquired Covista customers, assets and facilities. Due to the nature of this acquisition, the primary component of which was a group of Covista customers that met certain criteria at a specific moment in time, the Company concluded that it was not practicable to provide historical pro forma financial statements with respect to the acquisition. Payment of the purchase price was due in three installments within 270 days after closing, with the majority payable upon closing. As part of the acquisition, the Company assumed operating leases for existing Covista switch facilities in New York and Philadelphia, as well as office locations in Bensalem, PA and Paramus, NJ. Covista also executed a wholesale service agreement to purchase $12.0 million of services from the Company over 24 months. The terms of this wholesale agreement are consistent with current market rates and terms.

The transaction closed on August 18, 2004, and the results of operations of the Covista business are included in the Company’s consolidated statement of operations and comprehensive income from August 18, 2004. The fair values of the assets acquired, including intangible assets, were determined by management with assistance from an advisor. Of the $17.5 million in purchase price, approximately $4.3 million represented goodwill, which is deductible for tax purposes, approximately $10.4 million was allocated to customer-related intangible assets, which have useful lives ranging from three to five years, approximately $2.4 million represented accounts receivable, and approximately $0.4 million was allocated to other tangible assets. The final payment to Covista was contingent upon the average monthly revenue run rate of the customers during the seventh, eighth and ninth months following the closing and the amount of cash collected from the accounts receivable acquired from Covista.

As of December 31, 2005, the Company paid a total of approximately $15.0 million in cash for the purchase of assets from Covista. The purchase price was reduced by approximately $2.5 million during 2005 primarily as a result of a reduction in the customer revenue run rates that determined the final purchase price and a reduction in the cash collected from the accounts receivable. The reduction in purchase price, as well as other adjustments to the purchase price allocation, resulted in the following changes in the allocation of purchase price: approximately $3.1 million reduction to goodwill, approximately $0.8 million increase to customer-related intangible assets, and approximately $0.2 million reduction to accounts receivable. The purchase price and purchase price allocation was finalized during the third quarter of 2005.

American Long Lines—On February 28, 2005, the Company announced its purchase of American Long Lines, Inc., a privately owned telecommunications company serving primarily small and medium-sized business customers in the mid-Atlantic region for approximately $4.3 million in cash of which approximately $2.0 million was paid at closing and approximately $2.3 million was paid during 2006. This acquisition increased the Company’s penetration in existing Metro New York, New Jersey and Philadelphia markets.

On May 31, 2006 the purchase agreement was amended to alter the original payment schedule and payment methodology such that a $1.1 million payment made in the third quarter of 2006 represented the final purchase payment under the amended agreement. Of the $4.3 million in total purchase price, approximately $1.5 million represented goodwill, which is expected to be deductible for tax purposes. Commencing on February 28, 2005, the results of operations for the American Long Lines business have been included as part of the accompanying condensed consolidated financial statements of the Company. American Long Lines was merged with and into one of the Company’s other subsidiaries effective in December 2005.

16.	SUBSEQUENT EVENTS

Class B Conversion—In January 2007, the agreement originally entered into between former Class B common stockholders and the Company related to the Leveraged Recapitalization (Note 3) was modified to allow for the issuance of 3.4 million shares of Class A common stock to those former Class B common stockholders, at any time, upon notification from those former Class B common stockholders. On January 23, 2007, the 3.4 million shares of Class A common stock were issued to those former Class B common stockholders.

Merger Agreement—On February 28, 2007, PAETEC and US LEC completed their combination pursuant to the merger agreement, dated as of August 11, 2006, as amended, among PAETEC, US LEC, PAETEC Holding and PAETEC Holding’s two wholly-owned subsidiaries as of that date. Under the merger agreement, one PAETEC Holding subsidiary merged with and into the other PAETEC Holding subsidiary and merged with and into US LEC (the “US LEC merger” and together with the PAETEC merger, the “mergers”). PAETEC and US LEC were the surviving corporations of the mergers and, as a result of the mergers, became wholly-owned subsidiaries of PAETEC Holding.

Pursuant to the PAETEC merger, each outstanding share of Class A common stock, par value $0.01 per share, of PAETEC was converted into the right to receive 1.623 shares of the common stock, par value $0.01 per share, of PAETEC Holding. Pursuant to the US LEC merger, each outstanding share of US LEC Class A common stock, par value $0.01 per share, was converted into the right to receive 1.000 share of PAETEC Holding common stock. At the effective time of the mergers, each then outstanding option, warrant or other right to acquire common stock of PAETEC or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the mergers, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right were adjusted based on the applicable exchange ratio. Cash is paid in lieu of fractional shares of PAETEC Holding common stock in connection with the mergers.

PAETEC Holding will account for the mergers as a purchase of US LEC by PAETEC using the purchase method of accounting under generally accepted accounting principles. For federal income tax purposes, the PAETEC merger together with the US LEC merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code.

Credit Agreement—On February 28, 2007, in connection with the completion of the mergers, PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas (“Deutsche Bank”), as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), as Syndication Agent, and CIT Lending Services Corporation (“CIT”), as Documentation Agent. PAETEC and US LEC used the proceeds of the $800 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock.

Before the execution of the credit agreement on February 28, 2007, Deutsche Bank, Merrill Lynch or their respective affiliates had provided investment banking, commercial banking and other financial services to PAETEC, US LEC or their respective affiliates. CIT was a stockholder of PAETEC and CIT or its affiliates previously had provided commercial banking services to PAETEC or PAETEC’s affiliates.

PAETEC Holding is the borrower under the new facilities. All obligations under the facilities are guaranteed by all subsidiaries of PAETEC Holding, including PAETEC, US LEC and their respective subsidiaries. PAETEC Holding and the subsidiary guarantors under the new facilities are referred to in this report as the “PAETEC loan parties.”

The credit facilities consist of:

•	a term loan facility in a total principal amount of $800 million, which was fully drawn on the merger closing date and applied to the uses described above; and

•	a revolving credit facility in a total available principal amount of $50 million, none of which was drawn on the merger closing date.

The PAETEC loan parties may use the proceeds of loans under the revolving credit facility for working capital, capital expenditures and general corporate purposes. A portion of this facility is available for the issuance of letters of credit to support the operating requirements of the PAETEC loan parties.

PAETEC Holding may elect after the facility closing date, subject to pro forma compliance by the PAETEC loan parties with specified financial covenants and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $100 million the total principal amount of borrowings available under the term loan facility, with any such increased borrowings to be used for general corporate and working capital purposes of the PAETEC loan parties.

The obligations of the PAETEC loan parties under the credit facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of their assets pursuant to a Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and a Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent.

The final maturity dates for the credit facilities are as follows:

•	for the revolving credit facility, February 28, 2012; and

•	for the term loan facility, February 28, 2013.

PAETEC Holding will be required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $8.0 million during the first 5 3/4 years after the facility closing date. In addition, PAETEC Holding will be required to make principal repayments under the term loan facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, and insurance recovery and condemnation events. PAETEC Holding may voluntarily prepay the term loan facility without premium or penalty.

Interest accrued on borrowings outstanding under the new credit facilities generally will be payable by PAETEC Holding on a quarterly basis. Borrowings will bear interest, at PAETEC Holding’s option, at an annual rate equal to either:

•	a specified “base rate” plus a margin of 2.50%; or

•	a specified London Inter-Bank Offered Rate, or LIBOR, plus a margin of 3.50%.

The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the ratio of total debt to consolidated earnings before interest, taxes, depreciation, amortization and other specified items (“adjusted EBITDA”). The base rate is equal to a specified prime lending rate or, if higher, the overnight federal funds rate plus .50%. Subject to availability and other conditions, PAETEC Holding has the right to select interest periods of 1, 2, 3, 6 or, in the case of revolving credit facility borrowings, 9 or 12 months for LIBOR loans.

The new credit facilities contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the PAETEC loan parties, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The PAETEC loan parties also are required to satisfy a total leverage ratio and a fixed charge coverage ratio under which:

•

PAETEC Holding’s ratio of total debt to adjusted consolidated EBITDA for any measurement period will not be permitted to be greater than 4.50 to 1.00 (from the initial measurement date to but excluding December 31, 2008), 4.00 to 1.00 (from December 31, 2008 to but excluding December 31, 2009), and 3.50 to 1.00 (on and after December 31, 2009); and

•

PAETEC Holding’s ratio of adjusted consolidated EBITDA to fixed charges for any measurement period will not be permitted to be less than 1.05 to 1.00 (for the measurement period ending June 30, 2007 through the measurement period ending September 30, 2008), 1.10 to 1.00 (for the measurement period ending December 31, 2008 through the measurement period ending September 30, 2009), and 1.15 to 1.00 (for the measurement period ending December 31, 2009 through each measurement period ending thereafter).

The credit agreement contains customary representations and warranties by the PAETEC loan parties, as well as customary events of default.

On January 25, 2007, the PAETEC Holding Corp. 2007 Omnibus Incentive Plan was approved with a view to providing PAETEC Holding’s compensation committee, as administrator of the plan, with the flexibility to structure compensation programs that are consistent with PAETEC Holding’s overall goals and strategic direction and that provide a wide range of incentives to encourage and reward superior performance. The plan’s purpose is to provide incentives to PAETEC Holding’s executive officers and other employees to expend their maximum effort to improve the company’s operating results primarily by giving plan participants an opportunity to acquire or increase a direct proprietary interest in PAETEC Holding’s future success through their ownership of common stock. A total of 10,000,000 shares of PAETEC Holding common stock are available for issuance under the plan in connection with equity awards. The plan also provides for the grant of performance incentives in the form of cash-based awards.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes the Company's unaudited quarterly results of operations for 2006 and 2005:

	Three Months Ended
	(amounts in thousands, except per share amounts)
	March 31	June 30	September 30	December 31
Year Ended December 31, 2006
Total revenue	$140,775	$145,613	$148,426	$151,488
Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625
Basic income (loss) per common share	$0.18	$(1.42)	$(0.05)	$0.08
Diluted income (loss) per common share	$0.18	$(1.42)	$(0.05)	$0.06
Year Ended December 31, 2005
Total revenue	$118,449	$126,845	$129,952	$134,178
Net income (loss)	$6,658	$(3,274)	$5,208	$5,882
Basic and diluted income (loss) per common share	$0.06	$(0.24)	$0.03	$0.04

The total net income (loss) per share for the 2006 and 2005 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

The following consolidated financial statement schedule is filed herewith:

Schedule II – Valuation and Qualifying Accounts. All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or related notes thereto.

PAETEC CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions/ (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2004

Allowance for doubtful accounts	$6,531	$1,487	$1,557	$6,461
Valuation allowance for deferred income tax assets	$63,047	$(59,544)	$—	$3,503

Year Ended December 31, 2005

Allowance for doubtful accounts	$6,461	$2,584	$2,710	$6,335
Valuation allowance for deferred income tax assets	$3,503	$424	$829	$3,098

Year Ended December 31, 2006

Allowance for doubtful accounts	$6,335	$1,933	$2,993	$5,275
Valuation allowance for deferred income tax assets	$3,098	$—	$410	$2,688

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of April, 2007.

PAETEC HOLDING CORP.

By:	/s/ Arunas A. Chesonis
Arunas A. Chesonis
Chairman and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 2nd day of April, 2007.

Signature	Title
/s/ Arunas A. Chesonis Arunas A. Chesonis	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Keith M. Wilson Keith M. Wilson	Director and Chief Financial Officer (Principal Financial Officer)

/s/ Algimantas K. Chesonis Algimantas K. Chesonis	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Richard T. Aab Richard T. Aab	Vice Chairman of the Board

/s/ H. Russell Frisby, Jr. H. Russell Frisby, Jr.	Director

/s/ Tansukh V. Ganatra Tansukh V. Ganatra	Director

/s/ James A. Kofalt James A. Kofalt	Director

/s/ Michael C. Mac Donald Michael C. Mac Donald	Director

/s/ William R. McDermott William R. McDermott	Director

/s/ Mark Zupan Mark Zupan	Director

1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 3.1 to Current Report on Form 8-K of PAETEC Holding, filed on March 2, 2007 (the “March 2007 Form 8-K”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the March 2007 Form 8-K and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “PAETEC Holding Registration Statement”) and incorporated herein by reference.

10.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding, WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. Filed as Exhibit 2.1 to the March 2007 Form 8-K and incorporated herein by reference.

10.2	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding Corp. and the Securityholders of PAETEC Holding Corp. identified therein. Filed as Exhibit 10.2 to the March 2007 Form 8-K and incorporated herein by reference.

10.3.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding Corp., as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2007 Form 8-K and incorporated herein by reference.

*10.3.2	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent.

10.4.1	Form of Senior Officer Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of March 1, 2003, between PAETEC and each of Edward J. Butler, Jr., Arunas A. Chesonis and Keith M. Wilson (the “2003 Senior Officer Agreement”). Filed as Exhibit 10.6 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.4.2	Form of Amendment to the 2003 Senior Officer Agreement. Filed as Exhibit 10.6.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

*10.5	Senior Officer Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 27, 2007, between PAETEC Holding, PAETEC and Charles E. Sieving.

10.6	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PaeTec Communications, Inc. and certain Senior Vice Presidents of PAETEC Communications, Inc., including Algimantas K. Chesonis and Robert D. Moore, Jr. Filed as Exhibit 10.1 to Current Report on Form 8-K of PAETEC Holding filed on March 28, 2007 and incorporated herein by reference.

10.7.1	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.7.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.7.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.7.4	Form of 1998 Incentive Compensation Plan Incentive Stock Option for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

1

10.7.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.7.6	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.8.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.8.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.8.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.9.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.9.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.10.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed February 23, 2006 and incorporated herein by reference.

10.10.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.10.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.10.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the PAETEC Holding Registration Statement and incorporated herein by reference.

2

10.11.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.3 to the March 2007 PAETEC Holding Form 8-K and incorporated herein by reference.

*10.11.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan.

*10.11.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan.

*10.11.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan.

*10.11.5	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan.

*10.11.6	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan.

10.12	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.13	US LEC Corp. Retention and Severance Plan. Filed as Exhibit 10.5 to Current Report on Form 8-K of US LEC filed on August 14, 2006 and incorporated herein by reference.

†10.14	Settlement Agreement and General Release between Sprint Communications Company L.P., on behalf of itself and all parent, subsidiary and affiliated corporations, excluding the business of the Sprint local telecommunications division operations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.1 to US LEC’s Quarterly Report on Form 10-Q (SEC File No. 0-24061) for the period ended March 31, 2006, as amended as of February 6, 2007 (the “2006 US LEC Form 10-Q”), and incorporated herein by reference.

†10.15	Settlement Agreement between MCI, LLC (formerly known as MCI, Inc.) and all of its subsidiaries, and US LEC and all of its affiliates or subsidiaries. Filed as Exhibit 10.2 to the 2006 US LEC Form 10-Q and incorporated herein by reference.

†10.16	Release and Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation and US LEC Corp., US LEC Communications Inc., US LEC of Alabama Inc., US LEC of Florida Inc., US LEC of Georgia Inc., US LEC of Maryland Inc., US LEC of North Carolina Inc., US LEC of South Carolina Inc., US LEC of Pennsylvania Inc., US LEC of Tennessee Inc. and US LEC of Virginia LLC. Filed as Exhibit 10.19 to the PAETEC Holding Registration Statement and incorporated herein by reference.

†10.17	Intrastate Wireless-Originated 8YY Services Settlement Agreement, dated as of August 4, 2006, by and between Qwest Communications Corporation, on behalf of itself and all parent, subsidiary and affiliated corporations, and US LEC, and all of its affiliates or subsidiaries. Filed as Exhibit 10.20 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.18	Wholesale Services Agreement, dated August 4, 2006, between Qwest Communications Corporation and US LEC and its subsidiaries. Filed as Exhibit 10.21 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.19.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.19.2	Indemnity Agreement dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.20.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Plan”). Filed as Exhibit 4.2.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.20.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Plan. Filed as Exhibit 4.2.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.21	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to the PAETEC Holding Registration Statement and incorporated herein by reference.

3

*10.22	Description of Non-Employee Director Compensation.

*21.1	Subsidiaries of PAETEC Holding.

*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

4