Form 10-Q
period 2007-03-31
PAETEC Holding Corp.
filed 2007-05-15
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(585) 340-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on May 1, 2007 was 95,485,570.

i

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(amounts in thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,437	$46,885
Accounts receivable, net of allowance for doubtful accounts of $8,525 and $5,275, respectively	130,772	79,740
Deferred income taxes	16,722	14,210
Prepaid expenses and other current assets	8,153	4,942

Total current assets	209,084	145,777
PROPERTY AND EQUIPMENT, net	293,398	167,566
GOODWILL	513,745	35,082
INTANGIBLE ASSETS, net of accumulated amortization of $16,464 and $7,958, respectively	11,276	8,631
DEFERRED INCOME TAXES	17,661	11,572
OTHER ASSETS, net	16,729	11,112

TOTAL ASSETS	$1,061,893	$379,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$36,899	$27,321
Accrued expenses	23,788	13,865
Accrued payroll and related liabilities	20,455	9,099
Accrued taxes	14,192	7,333
Accrued commissions	12,897	8,234
Accrued capital expenditures	9,604	5,293
Deferred revenue	36,618	22,478
Current portion of long-term debt	8,091	2,856

Total current liabilities	162,544	96,479
LONG-TERM DEBT	792,039	370,930
OTHER LONG-TERM LIABILITIES	7,600	5,646

TOTAL LIABILITIES	962,183	473,055

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Class A common stock, $.01 par value; 100,000,000 authorized shares at March 31, 2007 and December 31, 2006; 93,591,236 shares issued and 93,447,730 shares outstanding at March 31, 2007; 36,715,523 shares issued and 30,168,997 shares outstanding at December 31, 2006	936	367
Treasury stock, 143,506 and 6,546,526 shares at cost, at March 31, 2007 and December 31, 2006, respectively	(947)	(45,694)
Additional paid-in capital	175,615	21,591
Accumulated other comprehensive loss	(2,339)	(2,093)
Accumulated deficit	(73,555)	(67,486)

Total stockholders’ equity (deficit)	99,710	(93,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,061,893	$379,740

See notes to condensed consolidated financial statements.

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE:
Network services revenue	$158,438	$111,335
Carrier services revenue	27,312	21,260
Integrated solutions revenue	8,267	8,180

TOTAL REVENUE	194,017	140,775
COST OF SALES (exclusive of depreciation and amortization shown separately below)	91,361	67,398
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	75,033	52,299
INTEGRATION/RESTRUCTURING COSTS	105	—
DEPRECIATION AND AMORTIZATION	13,153	7,593

INCOME FROM OPERATIONS	14,365	13,485
CHANGE IN FAIR VALUE OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK CONVERSION RIGHT	—	(5,496)
LOSS ON EXTINGUISHMENT OF DEBT	9,834	—
OTHER INCOME, net	(1,220)	(939)
INTEREST EXPENSE	14,498	2,722

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(8,747)	17,198
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,898)	4,672

NET (LOSS) INCOME	(5,849)	12,526
OTHER COMPREHENSIVE LOSS:
CHANGE IN FAIR VALUE OF HEDGE INSTRUMENTS	(246)	—

COMPREHENSIVE (LOSS) INCOME	$(6,095)	$12,526

(LOSS) INCOME ALLOCATED TO COMMON STOCKHOLDERS (NOTE 8)	$(5,849)	$5,303

(LOSS) INCOME PER COMMON SHARE - BASIC (NOTE 8)	$(0.11)	$0.18

(LOSS) INCOME PER COMMON SHARE - DILUTED (NOTE 8)	$(0.11)	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,492,059	29,315,175

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING INCLUDING DILUTIVE EFFECT OF POTENTIAL COMMON SHARES	53,492,059	29,710,237

See notes to condensed consolidated financial statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(5,849)	$12,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,153	7,593
Amortization of debt issuance costs	450	387
Stock-based compensation expense	6,372	932
Stock-based compensation - warrants	213	32
Loss (gain) on disposal of property and equipment	58	(23)
Deferred income taxes	(2,824)	4,089
Change in fair value of Series A convertible redeembable preferred stock conversion right	—	(5,496)
Change in fair value of interest rate swaps	—	10
Loss on extinguishment of debt	7,834
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(3,623)	(347)
Prepaid expenses and other current assets	(1,374)	(825)
Other assets	(341)	(239)
Accounts payable	(14,872)	(1,659)
Accrued expenses	(21,584)	1,142
Deferred revenue	(394)	382
Accrued payroll and related liabilities	(2,653)	(2,546)
Accrued commissions	(65)	(27)
Accrued taxes	446	(1,325)

Net cash (used in) provided by operating activities	(25,053)	14,606

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,859)	(7,492)
Acquisitions, net of cash acquired (Note 2)	(227,908)	(1,225)
Proceeds from the disposal of property and equipment	—	35
Internally-developed software	(609)	(421)

Net cash used in investing activities	(241,376)	(9,103)

FINANCING ACTIVITIES:
Repayments of long-term debt	(523,656)	(1,504)
Payment for debt issuance costs	(12,854)	(2,257)
Proceeds from long-term borrowings	800,000	952
Payment for registering securities	(2,014)	—
Proceeds from exercise of stock options	11,505	4

Net cash provided by (used in) financing activities	272,981	(2,805)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,552	2,698
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,885	49,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,437	$52,092

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,797	$1,738

Cash paid for income taxes	$—	$169

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS (See also Note 2):
Deferred consideration in connection with a business acquisition	$—	$999

Property and equipment acquired under capital lease obligations	$—	$4,537

Accrued property and equipment expenditures	$9,604	$7,873

Tenant incentive leasehold improvements	$105	$—

See notes to condensed consolidated financial statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Redeemable Preferred Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total
BALANCE, January 1, 2006	$193,164	$267	$26	$—	$24,378	$—	$(75,289)	$(50,618)

Accretion of preferred stock to redemption value	251	—	—	—	(251)	—	—	(251)
Dividends on preferred stock	6,873	—	—	—	(6,873)	—	—	(6,873)
Conversion and redemption of Series A convertible redeemable preferred stock	(200,288)	67	—	—	(4,779)	—	—	(4,712)
Conversion of Class B common stock to Class A common stock	—	26	(26)	—	—	—	—	—
Repurchase of Class A common stock, 6,546,526 shares	—	—	—	(45,694)	—	—	—	(45,694)
Class A common stock issued to initial stockholders, 690,065 shares	—	7	—	—	2,615	—	—	2,622
Repurchase of stock options					(56)	—	—	(56)
Exercise of stock options, 37,562 shares	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	6,070	—	—	6,070
Stock-based compensation expense- warrants					472			472
Net income	—	—	—	—	—	—	7,803	7,803
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(2,093)	—	(2,093)

BALANCE, December 31, 2006	$—	$367	$—	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)

Issuance of shares in connection with merger	—	519	—	(1)	182,520	—	—	183,038
Exercise of stock options, 4,831,583 shares	—	50	—	—	12,615	—	—	12,665
Retirement of treasury stock	—	—	—	45,694	(45,694)	—	—	—
Costs of registering securities	—	—	—		(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	(946)	—	—	—	(946)
Adoption of FIN 48 (Note 6)	—	—	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	—	—	6,384	—	—	6,384
Stock-based compensation expense-warrants	—	—	—	—	213	—		213
Net loss	—	—	—	—	—	—	(5,849)	(5,849)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(246)	—	(246)

BALANCE, March 31, 2007	$—	$936	$—	$(947)	$175,615	$(2,339)	$(73,555)	$99,710

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

PAETEC Holding Corp. (“PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides broadband communications solutions, including voice, data, application and network integration services, primarily to business and institutional customers. PAETEC Holding was formed in August 2006 to effectuate the combination by merger of PAETEC Corp. (“PAETEC”) and US LEC Corp. (“US LEC”), which was consummated on February 28, 2007. As a result of the merger transaction, PAETEC and US LEC became wholly-owned subsidiaries of PAETEC Holding. The accompanying historical financial statements and notes for all periods presented prior to March 1, 2007 reflect only the financial results of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries. After February 28, 2007, the date of consummation of the merger transaction, the accompanying historical financial statements and notes include the accounts of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries. References to the “Company” in these Notes to Condensed Consolidated Financial Statements are to PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2006 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2007 or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of PAETEC and its subsidiaries until February 28, 2007 and PAETEC Holding and its subsidiaries from and after February 28, 2007. All significant intercompany transactions and balances have been eliminated.

2. MERGER WITH US LEC

On February 28, 2007, PAETEC and US LEC completed their combination pursuant to the merger agreement, dated as of August 11, 2006, as amended, among PAETEC, US LEC, PAETEC Holding and PAETEC Holding’s two wholly-owned subsidiaries as of that date. Under the merger agreement, one PAETEC Holding subsidiary merged with and into PAETEC (the “PAETEC merger”) and the other PAETEC Holding subsidiary merged with and into US LEC (the “US LEC merger” and together with the PAETEC merger, the “mergers”). PAETEC and US LEC were the surviving corporations of the two mergers (collectively, the “merger”) and, as a result of the merger, became wholly-owned subsidiaries of PAETEC Holding. US LEC, through its subsidiaries, provides integrated voice, data and Internet services to mid-to-large-sized business customers throughout the eastern United States. US LEC also provides shared Web hosting and dial-up Internet services to residential and small business customers.

Pursuant to the PAETEC merger, each outstanding share of Class A common stock, par value $0.01 per share, of PAETEC was converted into the right to receive 1.623 shares of the common stock, par value $0.01 per share, of PAETEC Holding. Pursuant to the US LEC merger, each outstanding share of US LEC Class A common stock, par value $0.01 per share, was converted into the right to receive 1.000 share of PAETEC Holding common stock. At the effective time of the mergers, each then outstanding option, warrant or other right to acquire common stock of PAETEC or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right was adjusted based on the applicable exchange ratio. Cash was paid in lieu of fractional shares of PAETEC Holding common stock in connection with the merger. For federal income tax purposes, the PAETEC merger together with the US LEC merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code. Deductibility of amounts related to goodwill, if any, will be determined as the Company finalizes its preliminary purchase price allocation for costs of the merger.

The merger is being accounted for as an acquisition of US LEC by PAETEC using the purchase method in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, of the Financial Accounting Standards Board (the “FASB”). The aggregate transaction value, net of cash acquired, was $413.6 million as follows:

(in thousands)
Average Closing Price	$5.04
Total US LEC Shares	34,134

Equity consideration- USLEC shares	172,173
Equity consideration- USLEC, 1,063 vested options	4,125
Equity consideration- USLEC, 2,016 vested warrants	6,741

Total equity consideration	183,039
Consideration for repurchase of US LEC Preferred Stock	271,302
Estimated PAETEC Transaction Costs	8,660

Total estimated consideration	$463,001
Less: Cash acquired	$(49,373)

Net estimated purchase price	$413,628

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the average closing price used above was based on the average closing price of the US LEC Class A common stock immediately before and after the merger terms were agreed upon and announced. Further, consideration related to vested options and warrants was calculated based on vested options and warrants outstanding as of February 28, 2007. The fair value of these awards was calculated using the Black-Scholes model based on assumptions determined as of August 11, 2006, in accordance with EITF Issue No. 99-12.

The number of shares issued was based on the merger exchange ratios specified in the merger agreement. The consolidated financial statements include the results of operations of US LEC and US LEC’s wholly-owned subsidiaries from the date of consummation of the merger.

Prior to the merger, there were commercial transactions between PAETEC and US LEC for telecommunications services at rates comparable to similar transactions with other third parties. Subsequent to the merger, these transactions are eliminated in consolidation.

Reasons for the Merger

The Company believes that the merger will make us a more efficient competitor in providing a broad range of communications services and will result in several significant strategic benefits to us, including the following:

•

Strategic Position. Following the merger, it is expected that our core strengths in communication services will be enhanced by US LEC’s business customer base, customer service capabilities, and product offerings.

•

Operational Benefits. We believe that we will achieve operational benefits through, among other things: eliminating duplicative staff and information and operation systems and to a lesser extent overlapping network facilities; reducing procurement costs; using the existing networks more efficiently; reducing line support functions; reducing general and administrative expenses; improving information systems; optimizing traffic flow; and eliminating planned or potential capital expenditures.

Allocation of the Cost of the Merger

In accordance with SFAS No. 141, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with the amounts exceeding the fair value being recorded as goodwill. To the extent fair values as of the closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment and certain intangibles were recorded at their historical carrying value. The process to identify and record the fair value of assets acquired and liabilities assumed will include an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments, and contingencies.

As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from US LEC were recorded at their respective fair values as of the closing of the merger. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred net income tax assets and the resolution of pre-acquisition tax and other contingencies. The valuations will be finalized within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred income tax assets and goodwill.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, net of cash acquired of $49.4 million, and liabilities assumed as of the close of the merger (in millions):

Assets acquired
Current assets	$55.0
Property and equipment	122.9
Intangible assets subject to amortization
Customer relationships	2.1
Other	0.8
Deferred income taxes and other assets	5.1
Goodwill	478.7

Total assets acquired	664.6
Liabilities assumed
Current liabilities	89.4
Long-term debt	158.7
Deferred income taxes and other non-current liabilities	2.9

Total liabilities assumed	251.0

Purchase price, net of cash acquired	$413.6

Long-term debt assumed was paid off with proceeds from the new Senior Secured Credit Facility (Note 5). In connection with the merger, the Company recorded $5.9 million of severance and severance-related costs and $0.1 million of contract termination costs in the preliminary allocation of the purchase price in accordance with the EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company expects to pay $2.9 million of severance and severance-related costs and $0.1 million of contract termination costs in the year ending December 31, 2007 and to pay the balance of such costs over the remaining contract periods through December 2008. The following table summarizes the obligations recognized in connection with the merger and related activity through March 31, 2007 (in millions):

	Beginning balance	Payments	Ending Balance
Severance costs and contract termination costs	$6.0	$0.1	$5.9

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company assume that the merger was completed as of January 1, 2006 (in millions, except per share data):

	Three Months Ended March 31,
	2007	2006
Revenues	$267.6	$243.6

Net (loss) income	$(6.1)	$9.8

Basic (loss) earnings per common share	$(0.07)	$0.13
Diluted earnings per common share	$(0.07)	$0.12

The unaudited pro forma information presents the combined operating results of PAETEC and US LEC, with the results prior to the acquisition date adjusted (1) to include the pro forma effect of the elimination of transactions between PAETEC and US LEC, the elimination of merger expenses incurred by US LEC, the elimination of the loss on the early redemption of US LEC’s debt, and the adjustment of interest expense reflecting the redemption of all of US LEC’s debt and the replacement of that debt with $800.0 million of new debt issued in February 2007 at PAETEC’s weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using PAETEC’s effective tax rate of 38.5%.

The unaudited pro forma consolidated basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 are based on the consolidated basic and diluted weighted average shares of PAETEC and US LEC. The historical basic and diluted weighted average shares were converted using the applicable merger exchange ratio.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs. Certain cost savings may result from the merger, although there can be no assurance that cost savings will be achieved. Cost savings, if achieved, could result from, among other things, (1) savings in cost of sales, by increasing the use of switches and network assets and eliminating duplicative network costs, and (2) savings in selling, general and administrative expenses, by reducing employee levels, eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2006, nor do the pro forma data intend to be a projection of results that may be obtained in the future.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Switches and switch-related equipment	$338,521	$232,627
Computer hardware and purchased software	70,696	49,213
Equipment	19,061	18,011
Office equipment, furniture and fixtures	25,935	16,543
Construction-in-progress	456	443

	454,669	316,836
Accumulated depreciation	(161,271)	(149,270)

Property and equipment, net	$293,398	$167,566

Construction-in-progress as of March 31, 2007 and December 31, 2006 consisted primarily of costs associated with the build-out of the Company’s network switch sites. Depreciation expense totaled $12.2 million and 6.8 million for the three months ended March 31, 2007 and 2006, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2007 to March 31, 2007 were as follows:

Balance as of January 1, 2007	$35,082
Goodwill related to acquisition of US LEC	478,663

Balance as of March 31, 2007	$513,745

Goodwill related to the acquisition of US LEC is based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months of closing (Note 2).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$16,702	$8,246	$8,456	4 years
Technology-based	653	653	—	3 years
Capitalized software cost	2,822	2	2,820	—

Total	$20,177	$8,901	$11,276	3 years

	December 31, 2006			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$13,803	$7,306	$6,497	4 years
Technology-based	653	653	—	3 years
Capitalized software costs	2,134	—	2,134	—

Total	$16,590	$7,959	$8,631	3 years

Gross intangible assets as of March 31, 2007 included $2.8 million of capitalized software costs related to software to be sold, none of which costs were amortized in the three months ended March 31, 2007. The Company expects to begin amortizing capitalized software costs by year-end. Intangible asset amortization expense for the three months ended March 31, 2007 and 2006 was $0.9 million and $0.8 million, respectively.

The Company estimates that future aggregate amortization expense related to intangible assets as of March 31, 2007 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2007 (remaining nine months)	$4,271
2008	3,933
2009	2,512
2010	560

Total	$11,276

The Company anticipates that the future aggregate amortization expense as described above may change significantly once the Company completes its fair value assessment of acquired intangibles related to the merger (Note 2).

5. LONG-TERM DEBT

Long-term debt as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Senior secured debt, as described below	$800,000	$373,625
Other debt	130	161

Total debt	800,130	373,786
Less: current portion	(8,091)	(2,856)

Long-term debt	$792,039	$370,930

Senior Secured Debt

On February 28, 2007, in connection with the completion of the merger (Note 2), PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas (“Deutsche Bank”), as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), as Syndication Agent, and CIT Lending Services Corporation (“CIT”), as Documentation Agent. PAETEC and US LEC used the proceeds of the $800 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock.

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

PAETEC Holding may elect, subject to pro forma compliance by the PAETEC loan parties with specified financial covenants and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $100 million the total principal amount of borrowings available under the term loan facility, with any such increased borrowings to be used for general corporate and working capital purposes of the PAETEC loan parties.

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

The final maturity dates are February 28, 2012 for the revolving credit facility and February 28, 2013 for the term loan facility.

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

Interest accrued on borrowings outstanding under the new credit facilities generally will be payable by PAETEC Holding on a monthly basis. Borrowings will bear interest, at PAETEC Holding’s option, at an annual rate equal to either a specified “base rate” plus a margin of 2.50% or a specified London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 3.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the ratio of total debt to consolidated earnings before interest, taxes, depreciation, amortization and other specified items (“adjusted EBITDA”). The base rate is equal to a specified prime lending rate or, if higher, the overnight federal funds rate plus .50%. Subject to availability and other conditions, PAETEC Holding has the right to select interest periods of 1, 2, 3, 6 or, in the case of revolving credit facility borrowings, 9 or 12 months for LIBOR loans.

The credit agreement contains customary representations and warranties by the PAETEC loan parties, as well as customary events of default. The new credit facilities require the PAETEC loan parties to comply with affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the PAETEC loan parties, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses.

The PAETEC loan parties also are required to satisfy a total leverage ratio and a fixed charge coverage ratio under which:

•

PAETEC Holding’s ratio of total debt to adjusted consolidated EBITDA (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be greater than 4.50 to 1.00 (from the initial measurement date to but excluding December 31, 2008), 4.00 to 1.00 (from December 31, 2008 to but excluding December 31, 2009), and 3.50 to 1.00 (on and after December 31, 2009); and

•

PAETEC Holding’s ratio of adjusted consolidated EBITDA (as defined for purposes of the credit agreement) to fixed charges for any measurement period will not be permitted to be less than 1.05 to 1.00 (for the measurement period ending June 30, 2007 through the measurement period ending September 30, 2008), 1.10 to 1.00 (for the measurement period ending December 31, 2008 through the measurement period ending September 30, 2009), and 1.15 to 1.00 (for the measurement period ending December 31, 2009 through each measurement period ending thereafter).

Also as part of the new facilities, PAETEC Holding is required, within 90 days of the initial borrowing date, to enter into, and thereafter maintain, interest rate protection agreements mutually acceptable to PAETEC Holding and the facilities’ administrative agent. Such agreements under the facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date of February 28, 2007. As of March 31, 2007, PAETEC Holding had interest rate protection, via interest rate swaps, on $225.0 million of its outstanding floating-rate debt. PAETEC Holding is currently negotiating additional interest rate protection agreements to ensure compliance with the interest rate protection terms of the new facilities.

Other Debt

Other debt includes vehicle note obligations. As of March 31, 2007, $0.1 million remained outstanding on vehicle notes, none of which were executed during the three months ended March 31, 2007.

Interest Rate Swap Agreements

To reduce its exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with creditworthy counterparties. Swap agreements in effect as of March 31, 2007 and December 31, 2006 were as follows:

	Notional Amount (in thousands)		Maturities	Strategy	Weighted Average LIBOR Rate		Fixed Rate
March 31, 2007	$ $	125,000 100,000	06/30/2009 06/30/2009	Cash Flow Hedge Cash Flow Hedge	5.33 5.33	% %	5.64 5.63	% %
December 31, 2006		$125,000	06/30/2009	Cash Flow Hedge	5.38%		5.64%
		$100,000	06/30/2009	Cash Flow Hedge	5.38%		5.63%

Weighted-average variable rates are subject to change over time as LIBOR fluctuates. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s interest rate exposure.

Neither the Company nor the counterparty is required to collateralize its obligations under the swap agreements. The Company is exposed to loss if the counterparty defaults. Management does not anticipate any non-performance by counterparties to the Company’s swap agreements as all counterparties have investment grade credit ratings. Risk management strategies, such as interest rate swaps, are reviewed and approved by the Audit Committee of the Company’s Board of Directors. The Company’s policy is to limit the maximum amount of positions that can be taken in any given instrument.

As of March 31, 2007, the swaps represented a liability with a fair value of $2.3 million. The adjustment to fair value from January 1, 2007 to March 31, 2007 was recorded as a component of comprehensive (loss) income.

6. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2007 was 33.1%, compared to 27.2% for the three months ended March 31, 2006. Excluding income of $5.5 million in the three months ended March 31, 2006 that resulted from the change in the fair value of the Series A preferred stock conversion right, the effective income tax rate would have been 39.9% for such period. The Company expects that the rate may increase in future periods if the Company expands its operations in states that have higher income tax rates.

As of March 31, 2007, the Company had approximately $141.7 million in net operating loss carryforwards (“NOL’s”) relating specifically to the financial activity of PAETEC and PAETEC’s wholly-owned subsidiaries through February 28,

2007, as predecessor to PAETEC Holding, and the financial activity of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries, from March 1, 2007 through March 31, 2007. Of these NOL’s, $129.0 million are subject to annual limitations under section 382 of the Internal Revenue Code (IRC). Based on the annual limitation under IRC section 382, forecasted revenue and the respective expiration dates of the NOL’s, it is anticipated that all of the NOL’s will be used prior to their expiration. In addition, the Company has acquired approximately $335.0 million of NOL’s pursuant to the merger. The Company is currently assessing its ability to utilize these NOL’s when considering potential limitations under IRC Section 382 and the final determination of purchase accounting as described in Note 2.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of January 1, 2007 was $0.6 million, the majority of which, if recognized, would affect the effective tax rate.

We are currently under audit by certain state tax jurisdictions for the 2001 to 2004 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements as of January 1, 2007. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. As of January 1, 2007, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s 2003 through 2006 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

7. SHARE-BASED TRANSACTIONS

2007 Stock Incentive Plan

On January 25, 2007, the PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”) was approved with a view to providing PAETEC Holding’s compensation committee, as administrator of the plan, with the flexibility to structure compensation programs that are consistent with PAETEC Holding’s overall goals and strategic direction and that provide a wide range of incentives to encourage and reward superior performance. The plan’s purpose is to provide incentives to PAETEC Holding’s executive officers and other employees to expend their maximum effort to improve the Company’s operating results primarily by giving plan participants an opportunity to acquire or increase a direct proprietary interest in PAETEC Holding’s future success through their ownership of common stock. A total of 10,000,000 shares of PAETEC Holding common stock are available for issuance under the plan in connection with equity awards. The plan also provides for the grant of performance incentives in the form of cash-based awards. The 2007 Incentive Plan represents the only equity-based incentive plan in which employees or directors of the Company are eligible to participate following the merger. Awards under the 2007 Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, incentive awards and any combination of the foregoing.

Merger-Related Transactions

Prior to the merger, employees of PAETEC participated in the PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Incentive Plan”) and the PAETEC Corp. 1998 Incentive Compensation Plan (the “1998 Option Plan”) and employees of US LEC participated in the US LEC Corp. 1998 Omnibus Stock Plan (the “US LEC Option Plan”). PAETEC’s executive employees also participated in the PAETEC Corp. Executive Incentive Plan prior to the merger (“Executive Incentive Plan” and, together with the 2007 Incentive Plan, the 2001 Incentive Plan, the 1998 Option Plan and the US LEC Option Plan, the “Stock Incentive Plans”). PAETEC’s independent sales agents participated in the PaeTec Communications, Inc. Agent Incentive Plan (the “Warrant Plan”) prior to the merger, pursuant to which PAETEC had issued warrants to purchase PAETEC Class A common stock (the “PAETEC Warrants”). In addition, US LEC had outstanding immediately prior to the merger warrants to purchase US LEC common stock that were issued in December 2002 as part of a US LEC debt financing transaction (the “US LEC Warrants”).

At the effective time of the merger, each outstanding option to purchase shares of PAETEC Class A common stock and each stock unit representing shares of PAETEC Class A common stock outstanding under the 2001 Incentive Plan or 1998 Option Plan, and each warrant to purchase shares of PAETEC Class A common stock outstanding under the Warrant Plan, was assumed by PAETEC Holding and converted into an option or warrant to purchase, or stock unit representing, as applicable, a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option, warrant or stock unit multiplied by the PAETEC merger exchange ratio of 1.623, rounded down to the nearest whole share. The exercise price of the assumed PAETEC options and warrants was equal to the exercise price of the original option or warrant, divided by the applicable merger exchange ratio, rounded up to the nearest whole cent. Each option outstanding under the US LEC Option Plan, and each US LEC Warrant, was assumed and converted in the same manner, provided that each such option and warrant was converted into an option or warrant to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option or warrant, at the same exercise price. The terms and conditions of the assumed awards otherwise generally remained the same, without any accelerated vesting, except that the completion of the merger was deemed to satisfy the “Initial Public Offering” exercise requirement of the assumed PAETEC Warrants.

In 2006, US LEC adopted the US LEC Corp. Retention and Severance Plan, which included a stock option program covering all employees of US LEC prior to the merger who held options outstanding under the US LEC Option Plan. Under the change of control provisions of the stock option program, all outstanding options held by covered US LEC employees who remain employed by US LEC or its affiliates (including the Company) on the date that is 18 months following the merger closing date of February 28, 2007 will immediately vest. In addition, the stock option program provides for immediate vesting of all outstanding options held by each covered US LEC employee whose employment is terminated without specified cause or as a result of a specified constructive termination at any time between August 11, 2006 and the date that is 18 months following the merger closing date of February 28, 2007.

Quarterly Activity

Stock Options—The following table summarizes stock option activity under the Stock Incentive Plans for the three months ended March 31, 2007:

	Shares of Class A Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007*	13,110,092	$4.48
Effect of exchange ratio*	8,165,354
Assumed in connection with merger	4,087,702	$3.02
Granted*	901,654	$10.07
Exercised*	(4,831,583)	$2.63
Forfeited*	(55,663)	$6.63

Outstanding at March 31, 2007	21,377,556	$3.15	5.8	$156,294

Exercisable at March 31, 2007	15,502,239	$2.89	4.7	$117,534

*	Excludes activity under the US LEC Option Plan prior to the closing of the merger on February 28, 2007.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. The Company received approximately $11.5 million of cash, and recorded a receivable for approximately $1.2 million, related to the exercise of stock options for the three months ended March 31, 2007. The Company received less than $0.1 million of cash related to the exercise of stock options for the three months ended March 31, 2006. Total fair value of options vested and expensed was $2.5 million, net of a deferred income tax benefit of $0.4 million, for the three months ended March 31, 2007.

For options granted during the three months ended March 31, 2007, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $6.74, using the following assumptions: dividend yield of 0%; expected option life of 6.25 years; a risk free interest rate of 4.43 - 4.62%; and an expected volatility of 68.57 - 70.38%.

The following table summarizes stock option information as of March 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	7,849,591	$1.73	6,297,691	$1.74
$2.11 - $3.15	5,941,834	$2.41	4,377,214	$2.42
$3.16 - $7.35	6,104,806	$4.11	4,389,460	$4.33
$7.35 - $23.50	1,481,325	$9.72	437,874	$9.42

	21,377,556	$3.15	15,502,239	$2.89

As of March 31, 2007, there was $11.7 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Incentive Plans. The Company expects to recognize the expense over a weighted-average period of 1.5 years.

Restricted Stock Units — The following table summarizes restricted stock unit activity under the Stock Incentive Plans for the three months ended March 31, 2007:

	Shares of Class A Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	4,552,834	$2.60
Effect of exchange ratio	2,836,414
Granted	799,617	$10.03
Vested	(238,990)	$9.89
Forfeited	(441,812)	2.89

Outstanding at March 31, 2007	7,508,063	$3.14

There were no restricted stock units granted under the 1998 Option Plan or the US LEC Option Plan.

For the three months ended March 31, 2007, the total compensation expense related to stock units granted under the Stock Incentive Plans was $2.2 million, net of a deferred income tax benefit of $1.3 million. During the quarter, stock units and stock options were issued to certain employees that were previously ineligible to receive stock-based awards. Certain of these awards were vested at grant. As of March 31, 2007, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $18.9 million. The company expects to recognize the expense over a weighted-average period of 1.5 years.

In connection with awards of stock units during the three months ended March 31, 2007, the Company withheld 143,389 shares of PAETEC Holding common stock to satisfy income tax withholding requirements. These shares, which had a value of approximately $946,000 as of March 31, 2007, are held as treasury stock.

Warrants — The following table summarizes warrant activity under the Warrant Plan for the three months ended March 31, 2007:

	Shares of Class A Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	395,666	$5.42
Effect of exchange ratio	246,476
Assumed in connection with merger	2,015,788	$1.97
Granted	—
Exercised	—
Cancelled	—
Forfeited	—

Outstanding at March 31, 2007	2,657,930	$2.30	3.1	$21,735

Exercisable at March 31,2007	2,015,788	$1.97	2.5	$17,152

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. There were no warrants exercised during the three months ended March 31, 2007. Total fair value of warrants vested and expensed was approximately $0.1 million, net of tax, for the three months ended March 31, 2007.

The following table summarizes warrant information as of March 31, 2007, which includes warrants issued under the Warrant Plan and the assumed US LEC Warrants:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 - $2.78	2,190,256	$1.97	2,015,788	$1.97
$2.79 - $4.00	279,959	$3.28	—	—
$4.01 - $5.00	187,715	$4.68	—	—

	2,657,930	$2.30	2,015,788	$1.97

8. (LOSS) INCOME PER COMMON SHARE

The computation of basic and diluted (loss) income per common share for the three months ended March 31, 2007 and 2006, was as follows:

	March 31,
(in thousands, except share and per share data)	2007	2006
Basic (loss) income per common share
Net (loss) income	$(5,849)	$12,526
Less: accretion on preferred stock	—	151
Less: cumulative preferred stock dividends	—	3,840

Undistributed (loss) income	(5,849)	8,535
Income allocated to participating preferred stockholders	—	3,232

(Loss) income allocated to common stockholders	$(5,849)	$5,303

Weighted average common shares outstanding - basic	53,492,059	29,315,175

(Loss) income per common share - basic	$(0.11)	$0.18

Diluted (loss) income per common share
(Loss) income allocated to common stockholders	$(5,849)	$5,303

Weighted average common shares outstanding - basic	53,492,059	29,315,175
Dilutive effect of warrants - treasury stock method	—	—
Dilutive effect of stock options - treasury stock method	—	395,062

Weighted average common shares outstanding - diluted	53,492,059	29,710,237

(Loss) income per common share - diluted	$(0.11)	$0.18

The weighted average common shares outstanding as of March 31, 2007 reflect approximately 33.6 million shares outstanding immediately before the merger, approximately 20.9 million shares issued to PAETEC stockholders as a result of the merger, approximately 34.1 million shares issued to US LEC stockholders as a result of the merger, and other common stock equivalents issued on various dates (Note 2).

For the three months ended March 31, 2007, 22,201,858 shares of common stock issuable upon the assumed conversion of stock options, warrants and restricted stock units computed based on the treasury method were not included in the calculation of diluted loss per common share as the effect of including these shares would have been anti-dilutive.

For the three months ended March 31, 2006, a total of 35,338,222 shares of PAETEC Class A common stock, which were issuable as of March 31, 2006 upon conversion of the PAETEC Series A convertible redeemable preferred stock, including dividends accumulated on the PAETEC Series A convertible redeemable preferred stock through December 31, 2005, were not included in the calculation of diluted income per common share, as the effect of including these shares would have been antidilutive. As of March 31, 2006, the Company had outstanding options and warrants that were exercisable for 12,830,185 shares of common stock. Such options and warrants were not included in the calculation of diluted income per common share, as the effect of including the securities would have been antidilutive.

In connection with any conversion of shares of Series A convertible redeemable preferred stock, the Company had the right until the retirement of such preferred stock to issue additional shares of Class A common stock, valued at the then-current market value of the Class A common stock (as determined in accordance with the terms of the Series A convertible redeemable preferred stock), as payment of accumulated dividends on the shares of Series A convertible redeemable preferred stock being converted. Because the Company’s senior credit facility then in effect (Note 5) restricted the payment of cash dividends by the Company, in cases where such share amounts are not antidilutive, the foregoing share amounts for the period ended March 31, 2006 include the additional shares of Class A common stock that the Company would issue in payment of accumulated dividends in connection with the conversion of the Series A convertible redeemable preferred stock.

9. COMMITMENTS & CONTINGENCIES

Purchase Commitments

As of March 31, 2007, the Company had entered into agreements with vendors to purchase approximately $20.4 million of equipment and services, of which the Company expects $19.2 million to be delivered and payable in the year ending December 31, 2007, $0.9 million in the year ending December 31, 2008, and $0.3 million in the year ending December 31, 2009.

Regulation

The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company’s industry generally or upon the Company specifically.

Interconnection Agreements

The Company is dependent on the cooperation of the incumbent local exchange carriers in its service area to provide service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. The Company incurs costs through the use of services agreed to in its contracts with these incumbent local exchange carriers. These costs are recognized in the period in which the service is delivered and are included as a component of the Company’s cost of sales.

Litigation

The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation is inherently unpredictable; however, management believes there is no litigation asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the effect this new standard will have on our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not effect our condensed consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for our 2006 fiscal year and in our subsequently filed SEC reports. They include, but are not limited to, the following risks, uncertainties and other factors: changes in regulation and the regulatory environment; competition in the markets in which we operate; the continued availability of necessary network elements from competitors; our ability to manage and expand our business and execute our acquisition strategy, to adapt our product and service offerings to changes in customer preferences, and to convert our existing network to a network with more advanced technology; effects of network failures, systems breaches, natural catastrophes and other service interruptions; and our ability to service our indebtedness and to raise capital in the future. You should read the following management’s discussion and analysis in conjunction with out Annual Report on Form 10-K for our 2006 fiscal year and together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

PAETEC Corp. and US LEC Corp. completed a combination by merger on February 28, 2007. Unless we indicate otherwise, references in this management’s discussion and analysis and elsewhere in this report to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean, (1) for all periods before the completion of the merger on February 28, 2007, PAETEC Holding Corp. and its subsidiaries, including PAETEC Corp. as the predecessor of PAETEC Holding Corp., and, (2) for all periods after completion of the merger, PAETEC Holding and its subsidiaries, including PAETEC Corp. and US LEC Corp. and their respective subsidiaries.

General

PAETEC’s primary business is providing medium-sized and large businesses and enterprise organizations in large metropolitan areas with a package of integrated communications services. PAETEC provides a range of voice and high-speed data network services on a retail basis to its end-user business and institutional customers. In addition, PAETEC offers a range of voice and high-speed data carrier services to other telecommunications companies. Its service offerings include core voice, data and Internet services, application services, network integration services and managed services. Its sales and marketing initiatives focus on bundling its products and services for sale to its core medium-sized and large business and institutional customers. PAETEC believes this bundling adds value for its customers and increases its share of its customers’ expenditures on communications services.

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

Merger With US LEC

On February 28, 2007, PAETEC Corp. completed its combination by merger with US LEC Corp., creating one of the largest competitive carriers in the United States. Before the combination, PAETEC Holding Corp. was a wholly-owned subsidiary of PAETEC Corp. formed by PAETEC Corp. to complete the concurrent mergers (collectively, the “merger”) that combined PAETEC Corp. and US LEC. PAETEC Holding had no operations or material assets before the merger. As a result of the merger, PAETEC Corp. and US LEC Corp. became wholly-owned subsidiaries of PAETEC Holding.

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

In connection with the merger transaction, PAETEC Holding obtained $850 million of new senior secured credit facilities from a syndicate of lenders. Of the proceeds, $800 million were used, together with a portion of cash on hand, to refinance substantially all of the senior secured indebtedness of PAETEC Corp. and US LEC and to repurchase all outstanding shares of US LEC’s preferred stock.

The combination of PAETEC Corp. and US LEC has created one of the leading competitive communications providers in the Eastern United States and in other major markets, including Chicago, Los Angeles, Orange County and San Diego, by:

•	providing the combined company with a presence in 52 of the top 100 metropolitan statistical areas in the United States;

•	broadening the product offerings by combining PAETEC Corp.’s “Equipment for Services,” software applications and resale products with US LEC’s data and data center products;

•	enhancing customer service capabilities by providing the combined company with additional network diversity, multiple network operating centers and multiple data centers;

•	increasing the number of installed access line equivalents to more than 2,547,000 as of March 31, 2007; and

•	increasing the number of digital T1 transmission lines to approximately 106,000 total digital T1 transmission lines as of March 31, 2007.

PAETEC Holding has accounted for the merger as a purchase of US LEC, using the purchase method of accounting. The accompanying historical financial statements and notes for all periods presented prior to March 1, 2007 reflect the financial results of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries. Beginning on March 1, 2007, our financial results include the accounts of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries.

In accordance with Statement of Financial Accounting Standard No. 141 Business Combinations, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with the amounts exceeding the fair value being recorded as goodwill. To the extent fair values as of the closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment and certain intangibles were recorded at their historical carrying value. The process to identify and record the fair value of assets acquired and liabilities assumed will include an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments and contingencies.

As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from US LEC were recorded at their respective fair values as of the closing of the merger. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred net income tax assets and the resolution of pre-acquisition tax and other contingencies. The valuations will be finalized within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property, plant and equipment, identifiable intangible assets acquired, deferred net income tax assets and goodwill. As a result, depreciation and amortization expense may differ significantly from amounts historically reported or from those reported in the 2007 quarter.

Overview

Revenue. PAETEC derives revenue from sales of its network services, carrier services and integrated solutions services. PAETEC derives most of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network services.

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features on those lines. Monthly recurring fees are paid by PAETEC’s end-user customers and are billed in advance.

Usage-based fees consist of fees paid by PAETEC’s network services customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as “reciprocal compensation” when PAETEC terminates local calls made by their customers, and access fees paid by carriers for long distance calls PAETEC originates or terminates. Access revenue represents revenue generated by access fees and reciprocal compensation.

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

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end-users on a retail basis, which we refer to as our network services. PAETEC recognizes revenue during the period in which the revenue is earned. PAETEC’s network services also generate non-recurring service activation and installation fee revenues, which it receives upon initiation of service. PAETEC defers recognition of these revenues and amortizes them over the average customer life, primarily three years.

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which we refer to as our carrier services. PAETEC’s carrier services revenue consists primarily of monthly recurring fees and usage-based fees. Usage-based fees for PAETEC’s carrier services consist primarily of the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long-distance calls made by their customers and the reciprocal compensation fees PAETEC receives from incumbent carriers when it terminates local calls made by their customers.

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

All forms of intercarrier compensation, both exchange access and reciprocal compensation, are now the subject of a generic proceeding at the FCC designed to reform the way carriers and providers pay other carriers and providers for use of their respective networks. A recent filing at the FCC, known commonly as the Missoula Plan, is widely anticipated to be the blueprint for nationwide intercarrier compensation reform. If implemented, such a plan could have a substantial effect on PAETEC’s access revenues, network capital expenditures and cost of sales. PAETEC is currently evaluating the plan to assess its potential effect on the company. Any future mandated rate decreases could further adversely affect our carrier services revenue and could adversely affect our gross margins and operating cash flow.

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

Cost of Sales. PAETEC provides its network services and carrier services by using electronic network components that it owns and telephone and data transmission lines that it leases from other telecommunication carriers. PAETEC’s cost of sales for these services consists primarily of leased transport charges and usage costs for local and long distance calls. PAETEC’s leased transport charges are the payments it makes to lease the telephone and data transmission lines that the company uses to connect its customers to its network and to connect its network to the networks of other carriers. Usage costs for local and long distance are the costs that PAETEC incurs for calls made by its customers. Cost of sales for PAETEC’s integrated solutions also include the costs it incurs in designing systems and purchasing and installing equipment.

Selling, General and Administrative Expenses. PAETEC’s selling, general and administrative expenses include selling and marketing, customer service, billing, corporate administration, engineering personnel and other personnel costs. As PAETEC continues to expand its business, PAETEC expects that it will incur increased selling and marketing costs, which primarily reflect salaries of the company’s direct sales force and commissions paid to its direct sales force and sales agents.

Depreciation and Amortization. Depreciation and amortization include depreciation of PAETEC’s telecommunications network and equipment, computer hardware and purchased software, office equipment, furniture and fixtures, leasehold improvements, and amortization of intangible assets.

Interest Expense. Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities, amortization of debt issuance costs, interest due on PAETEC’s note payable, the change in fair value of interest rate swaps that were not accounted for using hedge accounting, and the ineffective portion of the gain or loss associated with the company’s interest rate swap derivatives that are accounted for as hedges.

Other Income, Net. Other income, net includes investment and other financing income.

Accounting for Income Taxes. PAETEC recognizes deferred income tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, PAETEC determines deferred income tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which it expects the differences to reverse. If necessary, PAETEC reduces deferred income tax assets by a valuation allowance to an amount that it determines is more likely than not to be recoverable. PAETEC makes significant estimates and assumptions about future taxable income and future tax consequences to determine the amount of the valuation allowance.

Stock-Based Compensation. PAETEC’s employees participate in a variety of stock incentive plans. Effective January 1, 2006, PAETEC adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective method, and, therefore, has not restated the results of prior periods. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding as of January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Free Cash Flow Presentation. Free cash flow, as defined by PAETEC, consists of net cash provided by (used in) operating activities less net cash used in investing activities. Free cash flow, as defined by us, may not be similar to free cash flow measures presented by other companies, is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” and should be considered in addition to, but not as a substitute for, the information contained in PAETEC’s statement of cash flows presented in its consolidated financial statements. PAETEC’s management believes free cash flow provides a measure of its ability, after making its capital expenditures and acquisition expenditures, to meet scheduled debt payments. PAETEC’s management uses free cash flow to monitor the effect of the company’s operations on its cash reserves and its ability to generate sufficient cash flow to fund PAETEC’s scheduled debt maturities and other financing activities, including potential discretionary refinancings and retirements of debt. Because free cash flow represents the amount of cash generated or used in operating activities and investing activities before deductions for scheduled debt maturities, dividend payments and other fixed obligations, such as capital leases and vendor financing arrangements, and because it is not a financial measure prepared in accordance with GAAP, you should not use it as a measure of the amount of cash available for discretionary expenditures. Free cash flow should not be considered an alternative to net cash provided by operating activities, as calculated in accordance with GAAP, as a measure of liquidity.

Adjusted EBITDA Presentation. Adjusted EBITDA, as defined by PAETEC, represents net income (loss) before interest, provision for (benefit from) income taxes, depreciation and amortization, change in fair value of Series A convertible redeemable preferred stock conversion rights, stock-based compensation, loss on extinguishment of debt, leveraged recapitalization costs, and integration/restructuring costs. PAETEC’s adjusted EBITDA is a non-GAAP financial measure used by PAETEC’s management, together with GAAP measures such as revenue and cash flows from operations, to assess PAETEC’s historical and prospective operating performance.

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

•

costs PAETEC incurred in connection with the leveraged recapitalization it completed in June 2006, including change in fair market value of Series A convertible redeemable preferred stock conversion rights, leveraged recapitalization related costs and loss on extinguishment of debt

•	stock-based compensation expense; and

•	Costs PAETEC incurred in connection with the US LEC merger, including loss on extinguishment of debt and integration/restructuring costs.

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

Results of Operations

The following table presents selected financial and operational data for each fiscal quarter of 2006 and the first fiscal quarter of 2007:

	2006				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter (6)
	(in thousands, except for share data and operating data)
Financial Data:
Revenue:
Network Services	$111,335	$114,030	$116,041	$118,941	$158,438
Carrier Services	21,260	21,453	22,695	22,876	27,312
Integrated Solutions	8,180	10,130	9,690	9,671	8,267

Total	$140,775	$145,613	$148,426	$151,488	$194,017

Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$(5,849)

Income (loss) per common share (1) (2):
Basic	$0.18	$(1.42)	$(0.05)	$0.08	$(0.11)
Diluted	$0.18	$(1.42)	$(0.05)	$0.06	$(0.11)
Free cash flow (3):
Net cash provided by (used in) operating activities	$14,606	$(3,731)	$20,906	$21,774	$(25,053)
Net cash (used in) provided by investing activities	(9,103)	(11,276)	(14,560)	(12,923)	(241,376)

Free cash flow	$5,503	$(15,007)	$6,346	$8,851	$(266,429)

Adjusted EBITDA (4)	$22,426	$25,129	$18,685	$25,560	$34,193
Adjusted EBITDA, as a percentage of total revenue (4)	15.9%	17.3%	12.6%	16.9%	17.6%

Operating data (as of period end):
Total digital T1 transmission lines installed (net) (5):
By quarter	2,630	2,600	3,015	3,505	3,329
Cumulative	43,251	45,851	48,866	52,371	106,144

Total access line equivalents installed (5):
By quarter	63,120	62,400	72,360	84,120	79,896
Cumulative	1,038,024	1,100,424	1,172,784	1,256,904	2,547,456

(1)	Information is calculated for each quarter as a stand-alone period, and the sum of the four quarters in any year may not equal our reported results for that year.

(2)	For the first quarter of 2006, basic and diluted income per share is calculated using the “two-class” method, in accordance with Emerging Issues Task Force Issue No. 03-06, by dividing undistributed income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during that period, after giving effect to the participating security, which was the convertible redeemable preferred stock that was outstanding during that period. During the second quarter of 2006, as part of the leveraged recapitalization, PAETEC converted or repurchased all of its outstanding convertible redeemable preferred stock. As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2007 there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted income per share does not apply to those periods.
(3)	Free cash flow, as defined for purposes of this report, consists of net cash provided by (used in) operating activities less net cash used in investing activities. Free cash flow is not a financial measurement prepared in accordance with generally accepted accounting principles. See “—Overview—Free Cash Flow Presentation” for our reasons for including free cash flow data in this information statement and for material limitations with respect to the usefulness of this measurement.
(4)	Adjusted EBITDA, as defined by PAETEC, represents net income before interest, provision for (benefit from) income taxes, depreciation and amortization, and other adjustments as necessary. Adjusted EBITDA is not a financial measurement prepared in accordance with generally accepted accounting principles. See “—Overview—Adjusted EBITDA Presentation” for our reasons for including adjusted EBITDA data in this information statement and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of the differences between adjusted EBITDA and net income, as net income is calculated in accordance with generally accepted accounting principles:

	2006				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
	(in thousands)
Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$(5,849)

Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	7,593	8,586	9,117	9,322	13,153
Interest expense, net of interest income	2,199	3,778	9,410	9,608	13,264
Provision for (benefit from) income taxes	4,672	2,826	(530)	1,462	(2,898)

EBITDA	26,990	9,376	16,464	23,017	17,670

Change in fair value of Series A convertible redeemable preferred stock conversion right	(5,496)	(5,281)	—	—	—
Stock-based compensation	932	960	2,128	2,476	6,584
Leveraged recapitalization costs	—	14,993	93	67	—
Loss on extinguishment of debt	—	5,081	—	—	9,834
Integration/restructuring costs	—	—	—	—	105

Adjusted EBITDA	$22,426	$25,129	$18,685	$25,560	$34,193

(5)	An access line is a telephone line that extends from one of our central offices to a customer’s premises. We connect customers to our network by leasing digital T1 telephone and data transmission lines linking our customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. We calculate the number of access line equivalents we have installed by multiplying the number of digital T1 transmission lines we have installed by 24. Installed amounts by quarter do not include 50,444 digital T1 transmission lines or 1,210,656 access line equivalents acquired through the merger with US LEC as of February 28, 2007.
(6)	Includes results of US LEC subsequent to the merger.

The following comparison of our operating results for the three months ended March 31, 2007 (the “2007 quarter”) to our operating results for the three months ended March 31, 2006 (the “2006 quarter”) is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007. As a result of the merger transaction, US LEC’s operating results are included in our results for the 2007 quarter beginning on March 1, 2007. Because of the significance of the merger transaction, our operating results for the 2007 and 2006 quarters are not directly comparable.

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Revenue. Total revenue increased $53.2 million, or 37.8%, to $194.0 million for the 2007 quarter from $140.8 million for the 2006 quarter, in part because of the inclusion of US LEC’s results for the last month of the 2007 quarter. Excluding US LEC’s results, total revenue increased $15.8 million, or 11.2%, over the 2006 quarter. Revenue from network services increased $47.1 million, or 42.3%, to $158.4 million for the 2007 quarter from $111.3 million for the 2006 quarter. Revenue from carrier services increased $6.1 million, or 28.5%, to $27.3 million for the 2007 quarter from $21.3 million for the 2006 quarter. Revenue from integrated solutions increased $0.1 million, or 1.1%, to $8.3 million for the 2007 quarter from $8.2 million for the 2006 quarter. Excluding US LEC’s results, revenue from network services increased $13.6 million, or 12.2%, revenue from carrier services increased $2.2 million, or 10.2%, and revenue from integrated solutions increased $0.1 million, or 1.1%. Of total revenue for the 2007 quarter, revenue from network services, carrier services and integrated solutions accounted for 81.7%, 14.1% and 4.3%, respectively, compared to 79.1%, 15.1% and 5.8%, respectively, for the 2006 quarter. Excluding US LEC’s results, network services, carrier services and integrated solutions contributed 79.8%, 15.0% and 5.3%, respectively, to total revenue for the 2007 quarter.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service from 43,251 lines as of March 31, 2006 to 106,144 lines as of March 31, 2007, of which US LEC accounted for 51,280 lines.

Access revenue represented 9.8% of total revenue for the 2007 quarter, or 10.4% excluding US LEC’s results, and 11.2% of total revenue for the 2006 quarter. Reciprocal compensation constituted 2.3% of total revenue for the 2007 quarter, or 2.5% excluding US LEC’s results, and 2.9% of total revenue for the 2006 quarter. Most of PAETEC’s access fees and reciprocal compensation for these periods were generated by our carrier services. Access revenue, as a percentage of carrier services revenue, decreased to 69.6% in the 2007 quarter, or 69.6% excluding US LEC’s results, from 74.5% in the 2006 quarter. Access revenue, as a percentage of network services revenue, was 12.0% in the 2007 quarter, or 13.1% excluding US LEC’s results, and 14.2% for the 2006 quarter. The decrease in access fees and reciprocal compensation was principally attributable to a shift in product mix.

Cost of Sales. Cost of sales increased to $91.4 million for the 2007 quarter from $67.4 million for the 2006 quarter, in part because of the inclusion of US LEC’s results in the 2007 quarter. Excluding US LEC’s results, cost of sales increased to $73.4 million. In each quarter, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $65.1 million, or 71.3% of cost of sales, for the 2007 quarter from $44.4 million, or 66% of cost of sales, for the 2006 quarter. The increase in leased transport charges was primarily attributable to inclusion of US LEC’s results of $14.5 million, or 81.7% of cost of sales, in the 2007 quarter and to increases in the amount of network services sold. The increase in leased transport charges as a percentage of cost of sales was primarily attributable to the change in product mix described above.

Usage costs for local and long distance calls increased to $20.8 million, or 22.8% of cost of sales, for the 2007 quarter from $17.5 million, or 26% of cost of sales, for the 2006 quarter. The increase in usage costs was primarily attributable to inclusion of US LEC’s results of $3.1 million, or 17.4% of cost of sales, in the 2007 quarter and increases in the amount of network and carrier services sold. The increase was partially offset by a decrease in the average usage rates we are charged by network providers. The increase in usage costs as a percentage of cost of sales was primarily attributable to fluctuations in the mix of products sold during those periods.

Cost of sales as a percentage of total revenue decreased from 47.9% for the 2006 quarter to 47.1% for the 2007 quarter. This decrease was primarily attributable to inclusion of US LEC’s results in the 2007 quarter and to the amount of voice and data services that we provided using our own network and facilities, and network efficiencies we achieved by aggregating network traffic using points of presence located near clusters of our customers. We anticipate that the integration activities related to consolidation and integration of the PAETEC and US LEC networks will generate reductions for cost of services in absolute expenses and as a percentage of total revenue. We expect to achieve such savings in cost of sales by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $75.0 million for the 2007 quarter from $52.3 million for the 2006 quarter. The total increase was primarily attributable to our acquisition of US LEC in the 2007 quarter, which contributed to an increase in salaries, wages, commissions and benefits of $7.3 million, principally due to an increase in our total number of employees from approximately 1,270 at March 31, 2006 to approximately 2,235 at March 31, 2007, to an increase of $1.0 million in sales commissions related to increased total revenue, and to an increase in stock-based compensation of approximately $5.6 million related to stock-based equity grants made in March 2007. Excluding the effect of stock-based compensation, selling, general and administrative expenses as a percentage of total revenue decreased to 35.3% for the 2007 quarter from 36.5% for the 2006 quarter, primarily because the rate at which we have increased our total revenue has exceeded the rate at which we have hired new employees. Excluding selling, operations and administrative expenses (and stock-based compensation) and revenues attributable to US LEC’s operations, such expenses accounted for 36.0% of total revenue in the 2007 quarter.

In 2007, we expect a decline in selling, general and administrative expenses as a percentage of total revenue, primarily because we expect our revenue to increase more rapidly than these costs. In addition, we expect to achieve savings in such expenses from our integration activities related to our merger with US LEC by reducing employee levels, eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs.

Depreciation and Amortization. Depreciation and amortization expense increased to $13.2 million for the 2007 quarter from $7.6 million for the 2006 quarter. The increase was primarily attributable to increased depreciation expense resulting from an increase of $48.1 million in gross property and equipment since March 31, 2006, primarily as a result of property and equipment acquired in the merger and as part of our network deployment and maintenance. The increase in depreciation and amortization expense was offset in part as we ceased to record depreciation on some of our older equipment that had reached the end of its useful life. We expect that depreciation expense for 2007 will increase from depreciation expense for 2006 due to our addition of gross property and equipment from US LEC and to a planned increase in capital expenditures in 2007.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right. The Series A convertible redeemable preferred stock conversion right was eliminated as a result of PAETEC’s leveraged recapitalization in June 2006.

Interest Expense. Interest expense increased to $14.5 million for the 2007 quarter from $2.7 million for the 2006 quarter, primarily as a result of a higher average outstanding debt balances during the 2007 quarter from the leveraged recapitalization and merger-related borrowings under our new senior secured credit facilities. The average outstanding debt balances were $521.8 million for the 2007 quarter and $113.9 million for the 2006 quarter. As of March 31, 2007 and 2006, borrowing rates under our senior credit facilities averaged 12.1% and 8.1%, respectively.

Other Income, Net. Other income, net increased to $1.2 million for the 2007 quarter from $0.9 million for the 2006 quarter, primarily as a result of an increase in interest income.

Income Taxes. We recorded an income tax benefit of $2.9 million for the 2007 quarter, which represented an effective income tax rate of 33.1%, and an income tax provision of $4.7 million for the 2006 quarter, which represented an effective income tax rate of 27.2%. Excluding the $5.5 million of income that resulted from the change in the fair value of the Series A preferred stock conversion right, our effective income tax rate would have been 39.9% for the 2006 quarter. The Company expects that the rate may increase in future periods if we are successful in expanding our profitable operations in states that have higher income tax rates.

As of March 31, 2007, the Company had approximately $141.7 million in net operating loss carryforwards (“NOL’s”) relating specifically to the financial activity of PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007, as predecessor to PAETEC Holding, and the financial activity of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries, from February 28, 2007 through March 31, 2007. Of these NOL’s, $129.0 million are subject to annual limitations under section 382 of the Internal Revenue Code (IRC). Based on the annual limitation under IRC section 382, forecasted revenue and the respective expiration dates of the NOL’s, it is anticipated that all of the NOL’s will be used prior to their expiration. In addition, the Company has acquired approximately $335 million of NOL’s pursuant to the merger. The Company is currently assessing its ability to utilize these NOL’s when considering potential limitations under IRC Section 382 and the final determination of purchase accounting as described in Note 2.

Liquidity and Capital Resources

As described below, during the 2007 quarter in connection with the combination of PAETEC Corp. and US LEC, we obtained $850 million of new senior secured credit facilities and refinanced substantially all of our senior secured indebtedness, including borrowings outstanding under the credit facilities we had obtained in connection with the leveraged recapitalization we completed in June 2006. The expansion of our company as a result of this transaction has resulted in an increase in our capital expenditures program and in other cash requirements to support future growth.

Source and Uses of Cash. PAETEC’s net cash (used in) provided by operating activities was $(25.1) million for the 2007 quarter and $14.6 million for the 2006 quarter. The decrease in cash flows from operating activities of $39.7 million for the 2007 quarter from the 2006 quarter principally resulted from a decrease of $35.9 million in accounts payable and accrued expenses related to amounts acquired, liabilities paid and payments made in the normal course of business.

PAETEC’s investing activities during the 2007 quarter consisted primarily of the merger and the 2006 quarter consisted primarily of the purchase and installation of property and equipment.

Net cash provided by financing activities was $1.7 million in the 2007 quarter, primarily due to merger related items. In the 2006 quarter, PAETEC paid $2.3 million in debt issuance costs related to the February 2006 amendment and restatement of its previously existing senior secured credit facility. Net cash used to fund financing activities was $2.8 million in the 2006 quarter.

Cash Requirements. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its operating leases.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of March 31, 2007:

Contractual Obligations

(in thousands)

	Total	2007	2008	2009	2010	2011	2012+
Long-term debt	800,130	6,075	8,038	8,017	8,000	8,000	762,000
Operating leases	91,424	13,907	17,956	15,505	10,869	6,991	26,196
Purchase obligations	20,472	19,185	955	332	—	—	—
Other long-term liabilities	7,600	—	3,303	3,728	176	97	296

Total	$919,626	$39,167	$30,252	$27,582	$19,045	$15,088	$788,492

Long-Term Debt. On February 28, 2007, in connection with the completion of the merger, PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a credit agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas (“Deutsche Bank”), as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. PAETEC and US LEC used the proceeds of the $800 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock.

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

PAETEC Holding may elect, subject to pro forma compliance by the PAETEC loan parties with specified financial covenants and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $100 million the total principal amount of borrowings available under the term loan facility, with any such increased borrowings to be used for general corporate and working capital purposes of the PAETEC loan parties.

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

The final maturity dates are February 28, 2012 for the revolving credit facility and February 28, 2013 for the term loan facility.

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

Interest accrued on borrowings outstanding under the new credit facilities generally will be payable by PAETEC Holding on a quarterly basis. Borrowings will bear interest, at PAETEC Holding’s option, at an annual rate equal to either a specified “base rate” plus a margin of 2.50% or a specified London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 3.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the ratio of total debt to consolidated earnings before interest, taxes, depreciation, amortization and other specified items (“adjusted EBITDA”). The base rate is equal to a specified prime lending rate or, if higher, the overnight federal funds rate plus .50%. Subject to availability and other conditions, PAETEC Holding has the right to select interest periods of 1, 2, 3, 6 or, in the case of revolving credit facility borrowings, 9 or 12 months for LIBOR loans.

The credit agreement contains customary representations and warranties by the PAETEC loan parties, as well as customary events of default. The new credit facilities require the PAETEC loan parties to comply with affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the PAETEC loan parties, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses.

The PAETEC loan parties also are required to satisfy a total leverage ratio and a fixed charge coverage ratio under which:

•

PAETEC Holding’s ratio of total debt to adjusted consolidated EBITDA (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be greater than 4.50 to 1.00 (from the initial measurement date to but excluding December 31, 2008), 4.00 to 1.00 (from December 31, 2008 to but excluding December 31, 2009), and 3.50 to 1.00 (on and after December 31, 2009); and

•

PAETEC Holding’s ratio of adjusted consolidated EBITDA (as defined for purposes of the credit agreement) to fixed charges for any measurement period will not be permitted to be less than 1.05 to 1.00 (for the measurement period ending June 30, 2007 through the measurement period ending September 30, 2008), 1.10 to 1.00 (for the measurement period ending December 31, 2008 through the measurement period ending September 30, 2009), and 1.15 to 1.00 (for the measurement period ending December 31, 2009 through each measurement period ending thereafter).

Also as part of the new facilities, PAETEC Holding is required, within 90 days of the initial borrowing date, to enter into, and thereafter maintain, interest rate protection agreements mutually acceptable to PAETEC Holding and the facilities’ administrative agent. Such agreements under the facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date of February 28, 2007. As of March 31, 2007, PAETEC Holding had interest rate protection, via interest rate swaps, on $225.0 million of its outstanding floating-rate debt. PAETEC Holding is currently negotiating additional interest rate protection agreements to ensure compliance with the interest rate protection terms of the new facilities.

Other Debt Obligations. Other debt as of March 31, 2007 includes the company’s vehicle note obligations of approximately $0.1 million.

See Note 5 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s debt.

Operating Lease Obligations. PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. PAETEC began occupying its new corporate headquarters in January 2001 under a 20-year lease agreement. The company expects that its annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $0.5 million for the 2007 quarter.

Purchase Obligations. PAETEC’s purchase obligations represent non-cancelable contractual obligations for equipment and services.

Other Long-Term Liabilities. Included in PAETEC’s long term-liabilities as of March 31, 2007, for which it anticipates no payments to be required during the periods presented or thereafter, are deferred revenues, the fair value of the company’s interest rate swap agreements, and deferred rent credits.

Capital Requirements. We expect that, to maintain and enhance our network and services and to generate planned revenue growth, we will continue to require significant capital expenditures. We currently estimate that our capital expenditures, including assets we anticipate acquiring under capital leases, will total approximately $80 million for 2007. We expect to fund all of our 2007 capital expenditures from cash flows from operations and proceeds from our new revolving credit facility. The actual amount and timing of our capital requirements may differ materially from our estimates as a result of regulatory, technological and competitive developments in our industry. As of March 31, 2007, we had entered into agreements with vendors to purchase approximately $20.4 million of equipment and services, of which we expect $19.2 million to be delivered and payable in 2007, $0.9 million to be delivered and payable in 2008, and $0.3 million to be delivered and payable in 2009.

As of March 31, 2007, we had a total of approximately $53.4 million of cash and cash equivalents. We believe that our cash on hand, cash flow from operations and the proceeds we expect to be available under our revolving credit facility will provide sufficient cash to enable us to fund our planned capital expenditures, make scheduled principal and interest payments, meet our other cash requirements and maintain compliance with the terms of our financing agreements for at least the next 12 months. After the foregoing period, we may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for our services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we successfully complete any acquisitions of other businesses or if we seek to accelerate the expansion of our business, we may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to increase revenue or operate profitably.

Critical Accounting Policies

Refer to the PAETEC Holding Corp. Form 10-K.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our condensed consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the normal course of business. We manage the sensitivity of our results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes, although we hold some derivative financial instruments to manage our exposure to fluctuations in interest rates. We do not have any material foreign currency exposure.

Our major market risk exposure is to changing interest rates associated with borrowings we used to fund the expansion of our business and our historical operating losses. The interest rates that we are able to obtain on this debt financing depend on market conditions.

Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. As of March 31, 2007, $575.0 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through two interest rate swap contracts, we had capped our interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt and through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to our $575.0 million of variable-rate debt not subject to an interest rate swap contract as of March 31, 2007 would result in a fluctuation of approximately $5.8 million in our annual interest expense.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the first fiscal quarter of 2007, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2006 fiscal year could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of common stock during the quarter ended March 31, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
Jan. 1, 2007 – Jan. 31, 2007	—	$—	Not applicable	Not applicable
Feb. 1, 2007 – Feb. 28, 2007	—	—	Not applicable	Not applicable
Mar. 1, 2007 – Mar. 31, 2007 (1)	143,389	$9.88	Not applicable	Not applicable

Quarter ended March 31, 2007	143,389	$9.88	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, PAETEC pursuant to provisions in agreements with recipient of awards granted under our 2007 Omnibus Incentive Plan allowing PAETEC to withhold, or the recipient to deliver to PAETEC, the number of shares having the fair value equal to tax withholding due.

Item 4. Submission of Matters to a Vote of Security Holders

Before the completion of the business combination by merger of PAETEC Corp. and US LEC on February 28, 2007, PAETEC Holding was a wholly-owned subsidiary of PAETEC Corp. On January 23, 2007, PAETEC Corp., acting as the sole stockholder of PAETEC Holding, adopted resolutions by written consent in lieu of a meeting which approved the following matters:

•	an amendment to PAETEC Holding’s certificate of incorporation to change the name of the company from WC Acquisition Holdings Corp. to PAETEC Holding Corp.;

•

the adoption of a restated certificate of incorporation, to be effective at the effective time of the merger in the form previously agreed to by PAETEC Corp. and US LEC pursuant to the agreement and plan of merger, dated as of August 11, 2006, among PAETEC Holding, PAETEC Corp., US LEC and two of PAETEC Holding’s wholly-owned direct subsidiaries (the “merger agreement”); and

•	the adoption of amended and restated bylaws, to be effective at the effective time of the merger in the form previously agreed to by PAETEC Corp. and US LEC pursuant to the merger agreement.

On January 26, 2007, PAETEC Corp., acting as the sole stockholder of PAETEC Holding, adopted resolutions by written consent in lieu of a meeting which approved the adoption of the PAETEC Holding Corp. 2007 Omnibus Incentive Plan.

On February 26, 2007, PAETEC Corp., acting as the sole stockholder of PAETEC Holding, adopted resolutions by written consent in lieu of a meeting which approved the following matters:

•

the adoption of a restated certificate of incorporation, to be effective at the effective time of the merger in the form previously agreed to by PAETEC Corp. and US LEC pursuant to the merger agreement and filed with the Secretary of State of the State of Delaware on February 28, 2007;

•	the adoption of amended and restated bylaws, to be effective at the effective time of the merger in the form previously agreed to by PAETEC Corp. and US LEC pursuant to the merger agreement;

•

the election to the board of directors of PAETEC Holding, to be effective at the effective time of the merger, of the following eight directors, to fill the newly created directorships on the board in accordance with the merger agreement:

•	Richard T. Aab

•	Arunas A. Chesonis

•	H. Russell Frisby, Jr.

•	Tansukh V. Ganatra

•	James A. Kofalt

•	Michael C. Mac Donald

•	William R. McDermott

•	Mark Zupan

•

the division of the PAETEC Holding board of directors into three classes, as set forth below, with the Class I directors to serve until the 2007 annual meeting of stockholders and until their successors are elected and qualified, the Class II directors to serve until the 2008 annual meeting of stockholders and until their successors are elected and qualified, and the Class III directors to serve until the 2009 annual meeting of stockholders and until their successors are elected and qualified, all in accordance with the merger agreement:

•	Class I:

•	H. Russell Frisby, Jr.

•	James A. Kofalt

•	Michael C. Mac Donald

•	Class II:

•	Tansukh V. Ganatra

•	William R. McDermott

•	Mark Zupan

•	Class III:

•	Richard T. Aab

•	Arunas A. Chesonis

•	Keith M. Wilson

Item 5. Other Information

Stock Sales Plans

Prior to June 1, 2007, specified shares of our common stock beneficially owned by Tansukh V. Ganatra, a director of PAETEC Holding, are expected to become subject to sales plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. Under the plans, two charitable remainder trusts formed by Mr. Ganatra’s son each may sell up to 1,000,000 shares of our common stock from time to time from June 2007 through September 2010.

2007 Performance Bonus Plan

On May 9, 2007, the compensation committee of PAETEC’s board of directors established performance goals for cash bonus awards to be made to PAETEC’s executive officers and other employees under the PAETEC’s performance bonus plan for fiscal year 2007, which ends on December 31, 2007. For the full potential bonus pool to be available, PAETEC must achieve two corporate objectives for 2007. Of the bonus pool, 80% will be based on PAETEC’s achievement of a minimum level of adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, and specified nonrecurring and extraordinary items, for 2007. The pool size and related corporate bonus percentage will be increased up to a stated maximum amount if PAETEC achieves a higher specified level of adjusted EBITDA. The remaining 20% of the bonus pool will be based on PAETEC’s achievement of a specific minimum level of customer satisfaction evaluated according to an internal survey model.

Once the size of the bonus pool and related corporate bonus percentage has been fixed based on attainment of the foregoing corporate objectives, bonus payments to individual employees will be determined based on individual bonus percentages. A standard bonus percentage for each executive officer and other eligible employee will be calculated by multiplying the corporate bonus percentage by a multiple that is based on the employee’s employment classification level within the company. Each employee’s standard bonus target will then be calculated by multiplying the employee’s annual base salary by the employee’s standard bonus percentage. The employee’s actual bonus payout, if any, will be determined with reference to the standard bonus target, but will be based on the individual’s performance toward achievement of specified individual, departmental or corporate goals.

Item 6. Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 3.1 to Current Report on Form 8-K of PAETEC Holding, filed on March 2, 2007 (the “March 2007 Form 8-K”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the March 2007 Form 8-K and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “PAETEC Holding Registration Statement”) and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2007 Form 8-K and incorporated herein by reference.

10.2.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2007 Form 8-K and incorporated herein by reference.

10.2.2	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent. Filed as Exhibit 10.3.2 to the PAETEC Holding Annual Report on Form 10-K for the period ended December 31, 2006 (the “2006 PAETEC Holding Form 10-K”) and incorporated herein by reference.

10.3	Senior Officer Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 27, 2007, between PAETEC Holding, PAETEC Corp. and Charles E. Sieving. Filed as Exhibit 10.5 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

Exhibit Number	Description
10.4.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.3 to the March 2007 PAETEC Holding Form 8-K and incorporated herein by reference.

10.4.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.5	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.6	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.5.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Plan”). Filed as Exhibit 4.2.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.5.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Plan. Filed as Exhibit 4.2.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.6	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.7	Description of Non-Employee Director Compensation. Filed as Exhibit 10.22 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated: May 15, 2007	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 3.1 to Current Report on Form 8-K of PAETEC Holding, filed on March 2, 2007 (the “March 2007 Form 8-K”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the March 2007 Form 8-K and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “PAETEC Holding Registration Statement”) and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2007 Form 8-K and incorporated herein by reference.

10.2.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2007 Form 8-K and incorporated herein by reference.

10.2.2	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent. Filed as Exhibit 10.3.2 to the PAETEC Holding Annual Report on Form 10-K for the period ended December 31, 2006 (the “2006 PAETEC Holding Form 10-K”) and incorporated herein by reference.

10.3	Senior Officer Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 27, 2007, between PAETEC Holding, PAETEC Corp. and Charles E. Sieving. Filed as Exhibit 10.5 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.3 to the March 2007 PAETEC Holding Form 8-K and incorporated herein by reference.

10.4.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.5	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.4.6	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

10.5.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Plan”). Filed as Exhibit 4.2.1 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.5.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Plan. Filed as Exhibit 4.2.2 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.6	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to the PAETEC Holding Registration Statement and incorporated herein by reference.

10.7	Description of Non-Employee Director Compensation. Filed as Exhibit 10.22 to the 2006 PAETEC Holding Form 10-K and incorporated herein by reference.

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.