Form 10-Q
period 2007-06-30
PAETEC Holding Corp.
filed 2007-08-14
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended June 30, 2007

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

(585) 340-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on August 1, 2007 was 101,374,079.

TA BLE OF CONTENTS

		Page
Part I .	Financial Information

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2006 and the six months ended June 30, 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II .	Other Information

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 5.	Other Information	31

Item 6.	Exhibits	31

PART I

FINANCIAL INFORMATION

Item I.	Financial Statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands, except share and per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,456	$46,885
Accounts receivable, net of allowance for doubtful accounts of $5,150 and $5,275, respectively	138,014	79,740
Deferred income taxes	21,049	14,210
Prepaid expenses and other current assets	9,964	4,942

Total current assets	253,483	145,777
PROPERTY AND EQUIPMENT, net	291,273	167,566
GOODWILL	514,499	35,082
INTANGIBLE ASSETS, net of accumulated amortization of $10,115 and $7,959, respectively	10,721	8,631
DEFERRED INCOME TAXES	10,108	11,572
OTHER ASSETS, net	16,584	11,112

TOTAL ASSETS	$1,096,668	$379,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$38,999	$27,321
Accrued expenses	23,076	13,865
Accrued payroll and related liabilities	25,690	9,099
Accrued taxes	14,973	7,333
Accrued commissions	14,254	8,234
Accrued capital expenditures	6,797	5,293
Deferred revenue	38,172	22,478
Current portion of long-term debt	5,072	2,856

Total current liabilities	167,033	96,479
LONG-TERM DEBT	793,026	370,930
OTHER LONG-TERM LIABILITIES	7,728	5,646

TOTAL LIABILITIES	967,787	473,055

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 300,000,000 shares authorized, 100,962,678 shares issued and 100,863,147 shares outstanding at June 30, 2007;
Class A common stock, $.01 par value; 100,000,000 shares authorized, 36,715,523 shares issued and 30,168,997 shares outstanding at December 31, 2006	1,009	367
Treasury stock, 99,531 and 6,546,526 shares at cost, at June 30, 2007 and December 31, 2006, respectively	(987)	(45,694)
Additional paid-in capital	197,122	21,591
Accumulated other comprehensive loss	(678)	(2,093)
Accumulated deficit	(67,585)	(67,486)

Total stockholders’ equity (deficit)	128,881	(93,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,096,668	$379,740

See notes to condensed consolidated financial statements.

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Network services revenue	$228,010	$114,030	$386,448	$225,365
Carrier services revenue	37,479	21,453	64,791	42,713
Integrated solutions revenue	8,980	10,130	17,247	18,310

TOTAL REVENUE	274,469	145,613	468,486	286,388
COST OF SALES (exclusive of depreciation and amortization shown separately below)	128,802	69,799	220,163	137,197
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	96,500	52,267	171,533	104,566
INTEGRATION/RESTRUCTURING COSTS	1,730	—	1,835
LEVERAGED RECAPITALIZATION RELATED COSTS	—	14,993	—	14,993
DEPRECIATION AND AMORTIZATION	20,932	8,586	34,085	16,179

INCOME (LOSS) FROM OPERATIONS	26,505	(32)	40,870	13,453
CHANGE IN FAIR VALUE OF SERIES A CONVERTIBLE
REDEEMABLE PREFERRED STOCK CONVERSION
RIGHT	—	(5,281)	—	(10,777)
LOSS ON EXTINGUISHMENT OF DEBT	—	5,081	9,834	5,081
OTHER INCOME, net	(873)	(1,303)	(2,093)	(2,242)
INTEREST EXPENSE	18,539	4,459	33,037	7,181

INCOME (LOSS) BEFORE INCOME TAXES	8,839	(2,988)	92	14,210
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,869	2,826	(29)	7,498

NET INCOME (LOSS)	5,970	(5,814)	121	6,712
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in fair value of hedge instruments	1,661	(556)	1,415	(556)

COMPREHENSIVE INCOME (LOSS)	$7,631	$(6,370)	$1,536	$6,156

INCOME (LOSS) ALLOCATED TO COMMON
STOCKHOLDERS (Note 8)	$5,970	$(42,782)	$121	$(34,247)

INCOME (LOSS) PER COMMON SHARE—BASIC (Note 8)	$0.06	$(1.42)	$0.00	$(1.15)

INCOME (LOSS) PER COMMON SHARE—DILUTED (Note 8)	$0.05	$(1.42)	$0.00	$(1.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	96,982,520	30,224,251	75,949,522	29,774,768

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING INCLUDING DILUTIVE EFFECT OF POTENTIAL COMMON SHARES	112,645,366	30,224,251	93,673,254	29,774,768

See notes to condensed consolidated financial statements.

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands)(unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$121	$6,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,085	16,179
Amortization of debt issuance costs	1,005	745
Stock-based compensation expense	9,572	1,892
Stock-based compensation—warrants	313	63
Loss (gain) on disposal of property and equipment	55	(5)
Deferred income taxes	(172)	6,569
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	(10,777)
Change in fair value of interest rate swaps	—	10
Leveraged recapitalization related costs	—	2,622
Loss on extinguishment of debt	7,834	4,255
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(10,919)	(6,758)
Prepaid expenses and other current assets	(3,118)	(1,689)
Other assets	(467)	(3,301)
Accounts payable	(12,772)	(6,430)
Accrued expenses	(19,697)	806
Deferred revenue	1,243	2,382
Accrued payroll and related liabilities	1,369	(1,327)
Accrued commissions	1,293	72
Accrued taxes	1,227	(1,145)

Net cash provided by operating activities	10,972	10,875

INVESTING ACTIVITIES:
Purchases of property and equipment	(33,847)	(17,336)
Acquisitions, net of cash acquired (Note 2)	(228,009)	(2,292)
Proceeds from the disposal of property, plant and equipment	—	95
Internally-developed software	(1,267)	(846)

Net cash used by investing activities	(263,123)	(20,379)

FINANCING ACTIVITIES:
Repayments of long-term debt	(525,687)	(120,919)
Payment for debt issuance costs	(12,942)	(10,856)
Proceeds from long-term borrowings	800,000	375,952
Redemption of Series A preferred stock	—	(205,000)
Class A common stock repurchase	—	(45,694)
Stock option repurchase	—	(56)
Payment for registering securities	(2,014)	—
Proceeds from exercise of stock options	30,365	16

Net cash provided (used) by financing activities	289,722	(6,557)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,571	(16,061)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,885	49,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,456	$33,333

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$31,615	$5,558

Cash paid for income taxes	$199	$1,231

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations	$—	$8,263

Accrued property and equipment expenditures	$6,797	$6,793

Tenant incentive leasehold improvements	$58	$—

See notes to condensed consolidated financial statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)(unaudited)

	Redeemable Preferred Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total
BALANCE, January 1, 2006	$193,164	$267	$26	$—	$24,378	$—	$(75,289)	$(50,618)
Accretion of preferred stock to redemption value	251	—	—	—	(251)	—	—	(251)
Dividends on preferred stock	6,873	—	—	—	(6,873)	—	—	(6,873)
Conversion and redemption of Series A convertible redeemable preferred stock	(200,288)	67	—	—	(4,779)	—	—	(4,712)
Conversion of Class B common stock to Class A common stock	—	26	(26)	—	—	—	—	—
Repurchase of Class A common stock, 6,546,526 shares	—	—	—	(45,694)	—	—	—	(45,694)
Class A common stock issued to initial stockholders, 690,065 shares	—	7	—	—	2,615	—	—	2,622
Repurchase of stock options					(56)	—	—	(56)
Exercise of stock options, 37,562 shares	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	6,070	—	—	6,070
Stock-based compensation expense- warrants	—	—	—	—	472	—	—	472
Net income	—	—	—	—	—	—	7,803	7,803
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(2,093)	—	(2,093)

BALANCE, December 31, 2006	$—	$367	$—	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)

Issuance of shares in connection With merger	—	519	—	(1)	182,520	—	—	183,038
Exercise of stock options 12,000,403 shares	—	122	—	—	30,611	—	—	30,733
Exercise of warrants 105,263 shares	—	1	—	—	216	—	—	217
Retirement of treasury stock	—	—	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	(986)	—	—	—	(986)
Adoption of FIN 48 (Note 6)	—	—	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	—	—	9,579	—	—	9,579
Stock-based compensation expense- warrants	—	—	—	—	313	—	—	313
Net income	—	—	—	—	—	—	121	121
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	1,415	—	1,415

BALANCE, June 30, 2007	$—	$1,009	$—	$(987)	$197,122	$(678)	$(67,585)	$128,881

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2006 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2007 or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of PAETEC and its subsidiaries through February 28, 2007 and PAETEC Holding and its subsidiaries beginning on March 1, 2007. All significant intercompany transactions and balances have been eliminated.

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

Pursuant to the PAETEC merger, each outstanding share of Class A common stock, par value $0.01 per share, of PAETEC was converted into the right to receive 1.623 shares of the common stock, par value $0.01 per share, of PAETEC Holding. Pursuant to the US LEC merger, each outstanding share of US LEC Class A common stock, par value $0.01 per share, was converted into the right to receive 1.000 share of PAETEC Holding common stock. At the effective time of the mergers, each then outstanding option, warrant or other right to acquire common stock of PAETEC or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right was adjusted based on the applicable exchange ratio, except as otherwise described in Note 7. Cash was paid in lieu of fractional shares of PAETEC Holding common stock in connection with the merger. For federal income tax purposes, the PAETEC merger together with the US LEC merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code. Deductibility of amounts related to goodwill, if any, will be determined as the Company finalizes its purchase price allocation for costs of the merger.

The merger is being accounted for as an acquisition of US LEC by PAETEC using the purchase method in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations , of the Financial Accounting Standards Board (the “FASB”). The aggregate transaction value, net of cash acquired, was $413.7 million as follows:

(in thousands)
Average closing price	$5.04
Total US LEC shares	34,134

Equity consideration- USLEC shares	172,173
Equity consideration- USLEC, 1,063 vested options	4,125
Equity consideration- USLEC, 2,016 vested warrants	6,741

Total equity consideration	183,039
Consideration for repurchase of US LEC preferred stock	271,302
Estimated PAETEC transaction costs	8,760

Total estimated consideration	$463,101
Less: Cash acquired	$(49,373)

Net estimated purchase price	$413,728

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

The number of shares issued was based on the merger exchange ratios specified in the merger agreement. The condensed consolidated financial statements include the results of operations of US LEC and US LEC’s wholly-owned subsidiaries from the date of consummation of the merger.

Prior to the merger, there were commercial transactions between PAETEC and US LEC for telecommunications services at rates comparable to similar transactions with other third parties. Subsequent to the merger, these transactions are eliminated in consolidation.

Reasons for Merger

The Company believes that the merger will make it a more efficient competitor in providing a broad range of communications services and will result in several significant strategic benefits to the Company, including the following:

•

Strategic Position. Following the merger, the Company expects that PAETEC’s core strengths in communication services will be enhanced by US LEC’s business customer base, customer service capabilities and product offerings.

•

Operational Benefits . The Company believes that it will achieve operational benefits through, among other things: eliminating duplicative staff and information and operation systems and to a lesser extent overlapping network facilities; reducing procurement costs; using the existing networks more efficiently; reducing line support functions; reducing general and administrative expenses; improving information systems; optimizing traffic flow; and reducing planned or potential capital expenditures.

Allocation of Cost of Merger

In accordance with SFAS No. 141, the Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the closing of the merger, with the amounts exceeding the fair value being recorded as goodwill. To the extent fair values as of the closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment and certain intangibles were recorded at their historical carrying value. The process to identify and record the fair value of assets acquired and liabilities assumed will include an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments, and contingencies.

As a result of the preliminary allocation of the purchase price, the Company recorded the assets acquired and liabilities assumed from US LEC at their respective fair values as of the closing of the merger. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as the Company obtains additional information, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred income tax assets and the resolution of pre-acquisition tax and other contingencies. The Company expects to finalize the valuations within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred income tax assets and goodwill.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, net of cash acquired of $49.4 million, and liabilities assumed as of the closing of the merger (in millions):

Assets acquired
Current assets	$55.0
Property and equipment	122.9
Intangible assets subject to amortization
Customer relationships	2.1
Other	0.8
Deferred income taxes and other assets	4.7
Goodwill	479.4

Total assets acquired	664.9
Liabilities assumed
Current liabilities	89.6
Long-term debt	158.7
Deferred income taxes and other non-current liabilities	2.9

Total liabilities assumed	251.2

Purchase price, net of cash acquired	$413.7

The Company paid off the long-term debt assumed with proceeds from the new Senior Secured Credit Facility (Note 5). In connection with the merger, the Company recorded $5.9 million of severance and severance-related costs and $0.1 million of contract termination costs in the preliminary allocation of the purchase price in accordance with the EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination . The Company expects to pay $2.9 million of severance and severance-related costs and $0.1 million of contract termination costs in the year ending December 31, 2007 and to pay the balance of the recorded costs over the remaining contract periods through December 2008. The following table summarizes the obligations recognized by the Company in connection with the merger and related activity through June 30, 2007 (in millions):

	Beginning balance	Payments	Ending Balance
Accrued severance costs and contract termination costs	$6.0	$0.8	$5.2

In connection with the merger, the Company has incurred integration and restructuring costs. The Company recognized approximately $1.7 million for the three months ended June 30, 2007, primarily related to costs associated with separated employees and from lease termination agreements for duplicative facilities. Substantially all of the recognized amounts are expected to be paid by December 31, 2007.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company assume that the merger was completed as of January 1, 2006 (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2007	2006	2007	2006
Revenues	$274.5	$252.3	$542.0	$495.9
Net income (loss)	$6.0	$(12.9)	$0.0	$(8.3)
Basic earnings (loss) per common share	$0.06	$(0.16)	$0.00	$(0.10)
Diluted earnings per common share	$0.05	$(0.16)	$0.00	$(0.10)

The unaudited pro forma information presents the combined operating results of PAETEC and US LEC, with the results prior to the merger closing date adjusted (1) to reflect the change in interest expense related to the redemption of all of US LEC’s debt and the replacement of that debt with $800.0 million of new debt issued in February 2007 at PAETEC’s weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using PAETEC’s effective tax rate of 38.5%. The unaudited proforma information does not eliminate merger expenses incurred by US LEC, and does not reflect the loss on the early redemption of US LEC’s debt.

The unaudited pro forma consolidated basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 are based on the consolidated basic and diluted weighted average shares of PAETEC and US LEC. The historical basic and diluted weighted average shares were converted using the applicable merger exchange ratio.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs. Certain cost savings may result from the merger, although there can be no assurance that cost savings will be achieved. Cost savings, if achieved, could result from, among other things, (1) savings in cost of sales, by increasing the use of switches and network assets and eliminating duplicative network costs, and (2) savings in selling, general and administrative expenses, by reducing employee levels, eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2006, nor do they intend to be a projection of results that may be obtained in the future.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Switches and switch-related equipment	$352,491	$232,626
Computer hardware and purchased software	72,730	49,213
Equipment	20,003	18,011
Office equipment, furniture and fixtures	26,499	16,543
Construction-in-progress	522	443

	472,245	316,836
Accumulated depreciation	(180,972)	(149,270)

Property and equipment, net	$291,273	$167,566

Depreciation expense for the three months ended June 30, 2007 and 2006 totaled $19.7 million and $7.8 million, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 totaled $31.9 million and $ 14.5 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2007 to June 30, 2007 were as follows:

Balance as of January 1, 2007	$35,082
Goodwill related to US LEC merger	479,417

Balance as of June 30, 2007	$514,499

Goodwill related to the merger is based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that the Company expects to finalize within 12 months of the merger closing date (Note 2).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$16,702	$9,462	$7,240	4 years
Technology-based	653	653	—	3 years
Capitalized software cost	3,481	—	3,481	—

Total	$20,836	$10,115	$10,721	3 years

	December 31, 2006			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$13,803	$7,306	$6,497	4 years
Technology-based	653	653	—	3 years
Capitalized software costs	2,134	—	2,134	—

Total	$16,590	$7,959	$8,631	3 years

Gross intangible assets as of June 30, 2007 included $3.5 million of capitalized software costs related to software to be sold, none of which costs were amortized in the six months ended June 30, 2007. The Company expects to begin amortizing capitalized software costs by year-end. Intangible asset amortization expense for the three months ended June 30, 2007 and 2006 was $1.2 million and $0.8 million, respectively. Intangible asset amortization for the six months ended June 30, 2007 and 2006 was $2.2 million and $1.6 million, respectively.

The Company estimates that future aggregate amortization expense related to intangible assets as of June 30, 2007 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2007 (remaining six months)	$3,716
2008	3,933
2009	2,512
2010	560

Total	$10,721

The Company anticipates that the future aggregate amortization expense as described above may change significantly once the Company completes its fair value assessment of acquired intangible assets related to the merger (Note 2).

5. LONG-TERM DEBT

Long-term debt as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Senior secured debt, as described below	$798,000	$373,625
Other debt	98	161

Total debt	798,098	373,786
Less: current portion	(5,072)	(2,856)

Long-term debt	$793,026	$370,930

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

The following description of the new facilities reflects terms of those facilities as in effect as of June 30, 2007 and does not reflect the amendments to the terms of the facilities that became effective in July 2007. See Note 11 for a description of the amendments.

PAETEC Holding is the borrower under the new facilities. All obligations under the facilities are guaranteed by all subsidiaries of PAETEC Holding, including PAETEC, US LEC and their respective subsidiaries.

As of June 30, 2007, the credit facilities consisted of:

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

Interest accrued on borrowings outstanding under the credit facilities generally will be payable by PAETEC Holding on a monthly basis. Borrowings will bear interest, at PAETEC Holding’s option, at an annual rate equal to either a specified “base rate” plus a margin of 2.50% or a specified London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 3.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, amortization and other specified items (“adjusted EBITDA”). The base rate is equal to a specified prime lending rate or, if higher, the overnight federal funds rate plus .50%. Subject to availability and other conditions, PAETEC Holding has the right to select interest periods of 1, 2, 3, 6 or, in the case of revolving credit facility borrowings, 9 or 12 months for LIBOR loans.

The credit agreement contains customary representations and warranties by the PAETEC loan parties, as well as customary events of default. The credit facilities require the PAETEC loan parties to comply with affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the PAETEC loan parties, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses.

The PAETEC loan parties also are required to satisfy a total leverage ratio and a fixed charge coverage ratio under which:

•

PAETEC Holding’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be greater than 4.50 to 1.00 (from the initial measurement date to but excluding December 31, 2008), 4.00 to 1.00 (from December 31, 2008 to but excluding December 31, 2009) and 3.50 to 1.00 (on and after December 31, 2009); and

•

PAETEC Holding’s ratio of consolidated adjusted EBITDA to fixed charges (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be less than 1.05 to 1.00 (for the measurement period ending June 30, 2007 through the measurement period ending September 30, 2008), 1.10 to 1.00 (for the measurement period ending December 31, 2008 through the measurement period ending September 30, 2009) and 1.15 to 1.00 (for the measurement period ending December 31, 2009 through each measurement period ending thereafter).

Also as part of the facilities, PAETEC Holding was required, within 90 days of the initial borrowing date, to enter into, and thereafter maintain, interest rate protection agreements mutually acceptable to PAETEC Holding and the facilities’ administrative agent. Such agreements under the facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date of February 28, 2007. As of June 30, 2007, PAETEC Holding had interest rate protection, via interest rate swaps, on $400.0 million of its outstanding floating-rate debt.

See Note 11 for a description of amendments to the terms of the facilities that became effective in July 2007.

Other Debt

Other debt includes vehicle note obligations. As of June 30, 2007, $0.1 million remained outstanding on vehicle notes, none of which were issued during the six months ended June 30, 2007.

Interest Rate Swap Agreements

To reduce its exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with creditworthy counterparties. Swap agreements in effect as of June 30, 2007 and December 31, 2006 were as follows:

	Notional Amount (in thousands)	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
June 30, 2007	$125,000	06/30/2009	Cash Flow Hedge	5.32%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	5.32%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	5.32%	5.00%
December 31, 2006	$125,000	06/30/2009	Cash Flow Hedge	5.38%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	5.38%	5.63%

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

As of June 30, 2007, the swaps represented a liability with a fair value of $0.7 million. The adjustment to fair value from January 1, 2007 to June 30, 2007 was recorded as a component of comprehensive (loss) income.

6. INCOME TAXES

The provision for income taxes for the three months ended June 30, 2007 and 2006 include a provision for federal and state taxes based on the annual effective tax rate applicable to the Company and its subsidiaries for the respective period. The difference between the statutory rate and the Company’s effective tax rate for the period ended June 30, 2007 is primarily due to the effect of non-deductible stock-based compensation.

As of June 30, 2007, the Company had approximately $131.3 million in net operating loss carryforwards (“NOLs”) relating specifically to the financial activity of PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007, as predecessor to PAETEC Holding, and the financial activity of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries, from March 1, 2007 through June 30, 2007. Of these NOLs, $129 million are subject to annual limitations under section 382 of the Internal Revenue Code of 1986, as amended (“IRC”). In addition, the Company acquired approximately $334 million of NOLs pursuant to the merger. The Company is currently assessing its ability to utilize these NOLs when considering potential limitations under IRC Section 382 and the final determination of purchase accounting as described in Note 2. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”) . Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months . The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of January 1, 2007 was, and as of June 30, 2007 remains, $0.6 million, the majority of which, if recognized, would affect the effective tax rate.

The Company is currently under audit by certain state tax jurisdictions for the 2001 to 2004 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the financial statements as of January 1, 2007. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. As of January 1, 2007, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s 2003 through 2006 U.S. federal tax years and 2001 to 2006 state tax years remain subject to income tax examinations by tax authorities.

7. SHARE-BASED TRANSACTIONS

2007 Stock Incentive Plan

On January 25, 2007, the PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”) was approved. A total of 10,000,000 shares of PAETEC Holding common stock are available for issuance in connection with equity awards under the 2007 Incentive Plan. The 2007 Incentive Plan plan also provides for the grant of performance incentives in the form of cash-based awards. The 2007 Incentive Plan represents the only equity-based incentive plan in which employees or directors of the Company are eligible to participate following the merger. Awards under the 2007 Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, incentive awards and any combination of the foregoing.

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

Year-to-Date Activity

Stock Options —The following table summarizes stock option activity under the Stock Incentive Plans for the six months ended June 30, 2007:

	Shares of Class A Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007*	13,110,092	$4.48
Effect of exchange ratio*	8,165,354
Assumed in connection with merger	4,087,702	$3.02
Granted*	1,054,470	$10.30
Exercised*	(12,000,403)	$2.56
Expired	(175,006)	$3.90
Forfeited*	(168,005)	$4.97

Outstanding at June 30, 2007	14,074,204	$3.55	6.2	$109,060

Exercisable at June 30, 2007	8,853,394	$3.14	5.0	$72,188

*	Excludes activity under the US LEC Option Plan prior to the closing of the merger on February 28, 2007.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The Company received approximately $30.4 million of cash, and had an outstanding receivable for approximately $1.7 million, related to the exercise of stock options for the six months ended June 30, 2007. The Company received less than $0.1 million of cash related to the exercise of stock options for the six months ended June 30, 2006. Stock-based compensation expense related to stock options totaled approximately $3.9 million, net of a deferred income tax benefit of $0.8 million, for the six months ended June 30, 2007.

For options granted during the six months ended June 30, 2007, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $6.98, using the following assumptions: dividend yield of 0%; expected option life of 6.25 years; a risk free interest rate of 4.43—4.96%; and an expected volatility of 68.57% – 78.68%.

The following table summarizes stock option information as of June 30, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	4,780,237	$1.72	3,400,492	$1.76
$2.11 - $3.15	3,004,092	$2.44	1,979,170	$2.48
$3.16 - $7.35	4,755,048	$4.01	3,094,800	$4.28
$7.35 - $23.50	1,534,827	$9.98	378,932	$9.67

	14,074,204	$3.55	8,853,394	$3.14

As of June 30, 2007, there was $10.9 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Incentive Plans. The Company expects to recognize the expense over a weighted-average period of 1.5 years.

Stock Units — The following table summarizes stock unit activity under the Stock Incentive Plans for the six months ended June 30, 2007:

	Shares of Class A Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	4,552,834	$2.60
Effect of exchange ratio	2,836,414
Granted	800,617	$10.03
Vested	(248,106)	$9.89
Forfeited	(443,209)	$2.91

Outstanding at June 30, 2007	7,498,550	$3.13

There were no stock units granted under the 1998 Option Plan or the US LEC Option Plan.

For the six months ended June 30, 2007, the total compensation expense related to stock units granted under the Stock Incentive Plans was approximately $3.0 million, net of a deferred income tax benefit of $1.9 million. During the three months ended March 31, 2007, stock units and stock options were issued to certain employees that were previously ineligible to receive stock-based awards. Certain of these awards were vested at grant. As of June 30, 2007, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $16.0 million. The Company expects to recognize the expense over a weighted-average period of 1.3 years.

In connection with awards of stock units during the six months ended June 30, 2007, the Company withheld 99,414 shares of PAETEC Holding common stock to satisfy income tax withholding requirements. These shares, which had a value of approximately $987,000 as of June 30, 2007, are held as treasury stock.

Warrants — The following table summarizes warrant activity for the six months ended June 30, 2007:

	Shares of Class A Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	395,666	$5.42
Effect of conversion ratio	246,476
Assumed in connection with merger	2,015,788	$1.97
Granted	—
Exercised	(105,263)	$2.06
Cancelled	—
Forfeited	—

Outstanding at June 30, 2007	2,552,667	$2.31	2.9	$22,917

Exercisable at June 30,2007	1,910,525	$1.97	2.3	$17,814

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the Company’s common stock on June 30, 2007 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The Company received approximately $0.2 million of cash related to the exercise of warrants for the six months ended June 30, 2007. Stock-based compensation expense related to warrants totaled approximately $0.2 million, net of tax, for the six months ended June 30, 2007.

The following table summarizes warrant information as of June 30, 2007:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00-$2.78	2,084,993	$1.97	1,910,525	$1.97
$2.79-$4.00	279,959	$3.28	—
$4.01-$5.00	187,715	$4.68	—

	2,552,667		1,910,525

8. INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2007 and 2006, was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Basic and diluted loss per common share
Net income (loss)	$5,970	$(5,814)	$121	$6,712
Less: accretion on preferred stock	—	100	—	251
Less: cumulative preferred stock dividends	—	3,033	—	6,873
Less: redemption charge related to Series A preferred stock	—	33,835	—	33,835

Income (loss) allocated to common stockholders	$5,970	$(42,782)	$121	$(34,247)

Weighted average common shares outstanding—basic	96,982,520	30,224,251	75,949,522	29,774,768

Weighted average common shares outstanding—diluted	112,645,366	30,224,251	93,673,254	29,774,768

Basic income (loss) per common share	$0.06	$(1.42)	$0.00	$(1.15)

Diluted income (loss) per common share	$0.05	$(1.42)	$0.00	$(1.15)

The weighted average common shares outstanding as of June 30, 2007 reflect approximately 33.6 million shares outstanding immediately before the merger, approximately 20.9 million shares of Company common stock issued to PAETEC stockholders as a result of the merger, approximately 34.1 million shares of Company common stock issued to US LEC stockholders as a result of the merger, and other Company common stock equivalents that were assumed pursuant to the merger or issued on various dates (Note 2).

For the three and six-month periods ended June 30, 2006, a total of 895,854 and 480,495 shares, respectively, of common stock issuable upon the assumed exercise of stock options and warrants computed based on the treasury method, were not included in the calculation of diluted loss per common share as the effect of including these shares would have been anti-dilutive.

9. COMMITMENTS & CONTINGENCIES

Purchase Commitments

As of June 30, 2007, the Company had entered into agreements with vendors to purchase approximately $20.1 million of equipment and services, of which the Company expects approximately $17.5 million to be delivered and payable in the year ending December 31, 2007, $1.1 million in the year ending December 31, 2008, $1.1 million in the year ending December 31, 2009 and $0.4 million in the year ending December 31, 2010.

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

Litigation

The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation is inherently unpredictable; however, management believes there is no litigation asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Company is required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. The Company is currently evaluating the effect this new standard will have on its consolidated financial statements.

11. SUBSEQUENT EVENTS

Senior Notes Offering

On July 10, 2007, the Company entered into an Indenture dated as of July 10, 2007 (the “Indenture”), among the Company, the subsidiary guarantors of the Company named therein, and The Bank of New York, as trustee (the “Trustee”), pursuant to which the Company issued $300 million in aggregate principal amount of 9.5% Senior Notes due 2015 (the “Notes”). The Company sold the Notes in an offering exempt from the registration requirements of the Securities Act of 1933, as amended. The closing of the sale took place on July 10, 2007.

The Notes accrue interest at a rate of 9.5% per year from July 10, 2007. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2008. The Notes will mature on July 15, 2015.

The Company may redeem some or all of the Notes, at any time before July 15, 2011, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the Notes, at any time on or after July 15, 2011, at specified redemption prices declining to 100% of their principal amount. In addition, before July 15, 2010, the Company may redeem up to 35% of the Notes at a redemption price of 109.500% of their principal amount with the net cash proceeds of certain equity offerings. If the Company undergoes certain kinds of changes of control, or sells certain of its assets and does not apply the net proceeds to repay indebtedness under the Company’s credit facilities or reinvest such net proceeds in its business, it may be required to offer to purchase Notes from holders.

The Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior indebtedness. Each of the Company’s restricted subsidiaries (the “Subsidiary Guarantors”) either has guaranteed or, subject to receipt of required government approvals, will guarantee the Notes on a senior unsecured basis. Each guarantee ranks or will rank equally in right of payment with all existing and future senior indebtedness of the guarantor. The Notes and the guarantees are effectively subordinated in right of payment to all of the Company’s and the guarantors’ existing and future secured obligations, to the extent of the value of the assets securing that indebtedness.

PAETEC Holding has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of PAETEC Holding other than the Subsidiary Guarantors are immaterial. There are no material restrictions on the ability of consolidated subsidiaries to transfer funds to the PAETEC Holding in the form of cash dividends, loans or advances.

The Indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

The Company applied the net proceeds of the offering, together with cash on hand, to repay $300 million principal amount of loans under the Company’s existing senior secured term loan credit facility and to pay related fees and expenses.

Amendment to Credit Facilities Agreement

On June 27, 2007, the Company, as Borrower, the lenders parties thereto and Deutsche Bank Trust Company Americas, as Administrative Agent, entered into a First Amendment to Credit Agreement (the “Amendment”), which amended the Credit Agreement, dated as of February 28, 2007 (the “Credit Agreement”), among the Company, as Borrower, the lenders parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, CIT Lending Services Corporation, as Documentation Agent, and Deutsche Bank Trust Company Americas, as Administrative Agent. On February 28, 2007, pursuant to the Credit Agreement, the Company obtained a term loan facility in a total principal amount of $800 million, all of which was fully drawn on that date, and a revolving credit facility in a total available principal amount of $50 million, none of which was drawn.

The Amendment became effective as of the closing of the Notes offering, as described above, and upon the Company’s application of the net proceeds of the Notes offering, together with cash on hand, to repay $300 million principal amount of loans outstanding under the term loan facility. Except as amended by the Amendment, the provisions of the Credit Agreement as executed on February 28, 2007 remain in effect.

Under the Credit Agreement, as amended by the Amendment, the credit facilities consist of a term loan facility in a total principal amount of $498 million, all of which is fully drawn, and a revolving credit facility in a total available principal amount of $50 million, none of which was drawn at the Amendment closing date. The Company may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the Credit Agreement or other prospective lenders to increase by up to $225 million the total principal amount of borrowings available under the term loan facility. Any such increased borrowings may be used for capital expenditures and general corporate and working capital purposes.

The Company is required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $5.0 million during the first 5 1/2 years after the Amendment closing date.

Borrowings under the amended credit facilities bear interest, at the Company’s option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or LIBOR plus a margin of 2.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the total leverage ratio.

The Amendment modified some of the restrictive covenants in the Credit Agreement to provide the Company with enhanced operating flexibility, including the ability to incur additional indebtedness.

The Amendment eliminated a financial covenant that had required the Company to maintain compliance with specified ratios of consolidated adjusted EBITDA to fixed charges (as defined for purposes of the Credit Agreement) . The Amendment also modified the terms of the total leverage ratio covenant previously applicable to the Company. Under the amended covenant, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the Credit Agreement) for any measurement period will not be permitted to be greater than 5.00:1.00.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for our 2006 fiscal year and in our subsequently filed SEC reports. They include, but are not limited to, the following risks, uncertainties and other factors: changes in regulation and the regulatory environment; competition in the markets in which we operate; the continued availability of necessary network elements from competitors; our ability to manage and expand our business and execute our acquisition strategy, to adapt our product and service offerings to changes in customer preferences, and to convert our existing network to a network with more advanced technology; effects of network failures, systems breaches, natural catastrophes and other service interruptions; and our ability to service our indebtedness and to raise capital in the future. You should read the following management’s discussion and analysis in conjunction with out Annual Report on Form 10-K for our 2006 fiscal year and together with the condensed consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

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

Overview

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

Pursuant to the merger, each outstanding share of Class A common stock of PAETEC Corp. was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding and each outstanding share of US LEC Class A common stock was converted into the right to receive 1.000 share of the common stock of PAETEC Holding. At the effective time of the merger, each then outstanding option, warrant or other right to acquire common stock of PAETEC Corp. or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right was adjusted based on the applicable exchange ratio and that the merger was deemed to be an initial public offering event for assumed PAETEC warrants.

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

The combination of PAETEC Corp. and US LEC has created one of the leading competitive communications providers in the Eastern United States and in other major markets, including Chicago, Los Angeles, Orange County and San Diego, by:

•	providing the combined company with a presence in 52 of the top 100 metropolitan statistical areas in the United States;

•	broadening the product offerings by combining PAETEC Corp.’s “Equipment for Services,” software applications and resale products with US LEC’s data and data center products;

•	enhancing customer service capabilities by providing the combined company with additional network diversity, multiple network operating centers and multiple data centers;

•	increasing the number of installed access line equivalents to more than 2,651,000 as of June 30, 2007; and

•	increasing the number of digital T1 transmission lines to approximately 110,000 total digital T1 transmission lines as of June 30, 2007.

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

In accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the closing of the merger, with the amounts exceeding the fair value being recorded as goodwill. To the extent fair values as of the closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment and certain intangibles were recorded at their historical carrying value. The process to identify and record the fair value of assets acquired and liabilities assumed will include an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments and contingencies.

As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from US LEC were recorded at their respective fair values as of the closing of the merger. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred income tax assets and the resolution of pre-acquisition tax and other contingencies. PAETEC expects to finalize the valuation within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred net income tax assets and goodwill. As a result, depreciation and amortization expense may differ significantly from amounts historically reported or from those reported in the three and six months ended June 30, 2007.

Results of Operations

The following table presents selected financial and operational data for each fiscal quarter of 2006 and the first two fiscal quarters of 2007:

	2006				2007 (5)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
	(in thousands, except for share data and operating data)
Financial Data:
Revenue:
Network services	$111,335	$114,030	$116,041	$118,941	$158,438	$228,010
Carrier services	21,260	21,453	22,695	22,876	27,312	37,479
Integrated solutions	8,180	10,130	9,690	9,671	8,267	8,980

Total	$140,775	$145,613	$148,426	$151,488	$194,017	$274,469

Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$(5,849)	$5,970

Income (loss) per common share (1) (2):
Basic	$0.18	$(1.42)	$(0.05)	$0.08	$(0.11)	$0.06
Diluted	$0.18	$(1.42)	$(0.05)	$0.06	$(0.11)	$0.05
Adjusted EBITDA (3)	$22,426	$25,129	$18,685	$25,560	$34,193	$52,450
Adjusted EBITDA, as a percentage of total revenue (3)	15.9%	17.3%	12.6%	16.9%	17.6%	19.1%

Operating data (as of period end):
Total digital T1 transmission lines installed (net) (4):
By quarter	2,630	2,600	3,015	3,505	3,329	4,329
Cumulative	43,251	45,851	48,866	52,371	106,144	110,473

Total access line equivalents installed (4):
By quarter	63,120	62,400	72,360	84,120	79,896	103,896
Cumulative	1,038,024	1,100,424	1,172,784	1,256,904	2,547,456	2,651,352

(1)	Information is calculated for each quarter as a stand-alone period, and the sum of the four quarters in any year may not equal our reported results for that year.
(2)	For the first quarter of 2006, basic and diluted income per share is calculated using the “two-class” method, in accordance with Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, by dividing undistributed income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during that period, after giving effect to the participating security, which was the convertible redeemable preferred stock that was outstanding during that period. During the second quarter of 2006, as part of its leveraged recapitalization, PAETEC converted or repurchased all of its outstanding convertible redeemable preferred stock. As of June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007 there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted income per share does not apply to those periods.
(3)	Adjusted EBITDA, as defined by PAETEC, represents net income before interest, provision for (benefit from) income taxes, depreciation and amortization, and other items as set forth below. Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for the year ended December 31, 2006 for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of the differences between adjusted EBITDA and net income, as net income is calculated in accordance with GAAP:

	2006				2007 (5)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
	(in thousands)
Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$(5,849)	$5,970

Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	7,593	8,586	9,117	9,322	13,153	20,932
Interest expense, net of interest income	2,199	3,778	9,410	9,608	13,264	17,648
Provision for (benefit from) income taxes	4,672	2,826	(530)	1,462	(2,898)	2,869

EBITDA	26,990	9,376	16,464	23,017	17,670	47,419

Change in fair value of Series A convertible redeemable preferred stock conversion right	(5,496)	(5,281)	—	—	—	—
Stock-based compensation	932	960	2,128	2,476	6,584	3,301
Leveraged recapitalization costs		14,993	93	67	—	—
Loss on extinguishment of debt		5,081			9,834	—
Integration/restructuring costs					105	1,730

Adjusted EBITDA	$22,426	$25,129	$18,685	$25,560	$34,193	$52,450

(4)	An access line is a telephone line that extends from one of our central offices to a customer’s premises. We connect customers to our network by leasing digital T1 telephone and data transmission lines linking our customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. We calculate the number of access line equivalents we have installed by multiplying the number of digital T1 transmission lines we have installed by 24. Installed amounts by quarter do not include 50,444 digital T1 transmission lines or 1,210,656 access line equivalents acquired through the merger with US LEC as of February 28, 2007.
(5)	Includes results of US LEC subsequent to the merger (February 28, 2007).

Three and Six Months Ended June 30, 2007 Compared With Three and Six Months Ended June 30, 2006

The following comparison of our operating results for the three months ended June 30, 2007 (the “2007 quarter”) and six months ended June 30, 2007 (the “2007 six-month period) to our operating results for the three months ended June 30, 2006 (the “2006 quarter”) and six months ended June 30, 2006 (the “2006 six-month period”) is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007. As a result of the merger transaction, US LEC’s operating results are included in our results for the 2007 six-month period beginning on March 1, 2007. Because of the significance of the merger transaction, our operating results for the 2007 and 2006 periods are not directly comparable.

Revenue. Total revenue increased $128.9 million, or 88.5%, to $274.5 million for the 2007 quarter from $145.6 million for the 2006 quarter. Total revenue for the 2007 six-month period increased $182.1 million, or 63.6%, to $468.5 million from $286.4 million for the 2006 six-month period. The increases were substantially attributable to the inclusion of US LEC’s results for the 2007 periods. Excluding US LEC’s results, total revenue increased $15.3 million, or 10.5%, over the 2006 quarter, and $31.2 million, or 10.9% over the 2006 six-month period. Revenue from network services increased $114.0 million, or 100.0%, to $228.0 million for the 2007 quarter from $114.0 million for the 2006 quarter. Revenue from network services increased $161.1 million, or 71.4%, to $386.4 million for the 2007 six-month period from $225.4 million for the 2006 six-month period. Revenue from carrier services increased $16.0 million, or 74.4%, to $37.5 million for the 2007 quarter from $21.5 million for the 2006 quarter. Revenue from carrier services increased $22.1 million, or 51.8%, to $64.8 million for the 2007 six-month period from $42.7 million for the 2006 six-month period. Revenue from integrated solutions decreased $1.1 million, or 10.9%, to $9.0 million for the 2007 quarter from $10.1 million for the 2006 quarter. Revenue from integrated solutions decreased $1.1 million, or 6.0%, to $17.2 million for the 2007 six-month period from $18.3 million for the 2006 six-month period.

Excluding US LEC’s results for the 2007 quarter, revenue from network services increased $12.4 million, or 10.9% over the 2006 quarter, revenue from carrier services increased $4.0 million, or 18.9% over the 2006 quarter, and revenue from integrated solutions decreased $1.2 million, or 11.4% from the 2006 quarter. Of total revenue for the 2007 quarter, revenue from network services, carrier services and integrated solutions accounted for 83.1%, 13.7% and 3.2%, respectively, compared to 78.3%, 14.7% and 7.0%, respectively, for the 2006 quarter. Excluding US LEC’s results, network services, carrier services and integrated solutions contributed 78.6%, 15.8% and 5.6%, respectively, to total revenue for the 2007 quarter.

Excluding US LEC’s results for the 2007 six-month period, revenue from network services increased $26.0 million, or 11.5% over the 2006 six-month period, revenue from carrier services increased $6.2 million, or 14.6% over the 2006 six-month period, and revenue from integrated solutions decreased $1.1 million, or 5.8% from the 2006 six-month period. Of total revenue for the 2007 six-month period, revenue from network services, carrier services and integrated solutions accounted for 82.5%, 13.8%, and 3.7%, respectively, compared to 78.7%, 14.9% and 6.4%, respectively, for the 2006 six-month period. Excluding US LEC’s results, network services, carrier services and integrated solutions contributed 79.2%, 15.4%, and 5.4%, respectively, to total revenue for the 2007 six-month period.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service from 45,851 lines as of June 30, 2006 to 110,473 lines as of June 30, 2007, of which US LEC accounted for 53,367 lines. These increases were partially offset by decreases in revenue generated by integrated solutions of $1.1 million for the 2007 quarter and $1.1 million for the 2007 six-month period. Our integrated solutions business has historically had an annual revenue cycle and continues to produce irregular trends on a quarterly basis.

Access revenue represented 9.8% of total revenue for the 2007 quarter, or 11.3% excluding US LEC’s results, and 11.1% of total revenue for the 2006 quarter. Access revenue represented 9.8 % of total revenue for the 2007 six-month period, or 10.8% excluding US LEC’s results, and 11.2% of total revenue for the 2006 six-month period. Reciprocal compensation constituted 1.9% of total revenue for the 2007 quarter, or 2.3% excluding US LEC’s results, and 2.9% of total revenue for the 2006 quarter. Reciprocal compensation constituted 2.1% of total revenue for the 2007 six-month period, or 2.4% excluding US LEC’s results, and 2.9% for the 2006 six-month period. Most of PAETEC’s access fees and reciprocal compensation for these periods were generated by our carrier services. Access revenue, as a percentage of carrier services revenue, decreased to 71.6% in the 2007 quarter, or 71.0% excluding US LEC’s results, from 75.4% in the 2006 quarter. Access revenue, as a percentage of carrier services revenue, decreased to 70.7% in the 2007 six-month period, or 70.4% excluding US LEC’s results, from 75.0% in the 2006 six-month period. Access revenue, as a percentage of network services revenue, was 11.8% in the 2007 quarter, or 14.3% excluding US LEC’s results, and 14.2% for the 2006 quarter. Access revenue, as a percentage of network services revenue, was 11.9% in the 2007 six-month period, or 13.7% excluding US LEC’s results, and 14.2% for the 2006 six-month period. The decrease in access fees and reciprocal compensation was principally attributable to a shift in product mix.

Cost of Sales. Cost of sales increased to $128.8 million for the 2007 quarter from $69.8 million for the 2006 quarter, principally because of the inclusion of US LEC’s results in the 2007 quarter. Excluding US LEC’s results, cost of sales increased to $76.3 million. Cost of sales increased to $220.2 million for the 2007 six-month period from $137.2 million for the 2006 six-month period. Excluding US LEC’s results, cost of sales increased to $150.0 million. In each quarter, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls, principally resulting from the increase in the number of digital T1 transmission lines in service discussed above.

Leased transport charges increased to $96.7 million, or 75.1% of cost of sales, for the 2007 quarter from $47.0 million, or 67% of cost of sales, for the 2006 quarter. Leased transport charges increased to $161.8 million, or 73.5% of cost of sales, for the 2007 six-month period from $91.4 million, or 67% of cost of sales for the 2006 six-month period. The increase in leased transport charges for the 2007 quarter was primarily attributable to the inclusion of US LEC’s results of $43.1 million, or 82.1% of cost of sales. The increase in leased transport charges for the 2007 six-month period was primarily attributable to inclusion of US LEC’s results of $57.5 million, or 82% of cost of sales. The increase in leased transport charges for both the 2007 quarter and six-month period was also partially attributable to increases in the amount of network services sold. For both the 2007 quarter and six-month periods, the increase in leased transport charges as a percentage of cost of sales was primarily attributable to the change in product mix described above.

Usage costs for local and long distance calls increased to $26.7 million, or 20.7% of cost of sales, for the 2007 quarter from $16.9 million, or 24.0% of cost of sales, for the 2006 quarter. Usage costs for local and long distance calls increased to $47.5 million, or 21.6% of cost of sales, for the 2007 six-month period from $34.4 million, or 25.0% of cost of sales, for the 2006 six-month period. The increase in usage costs was primarily attributable to the inclusion of US LEC’s results of $9.0 million, or 17.2% of cost of sales, in the 2007 quarter, and $12.1 million, or 17.2% of cost of sales, in the 2007 six-month period. The increase in usage costs for local and long distance calls for both the 2007 quarter and the 2007 six-month period was also partially attributable to increases in the amount of network services and carrier services sold. The increase was partially offset by a decrease in the average usage rates we are charged by network providers. For both the 2007 quarter and the 2007 six-month period, the decrease in usage costs as a percentage of cost of sales was primarily attributable to fluctuations in the mix of products sold during those periods.

Cost of sales as a percentage of total revenue decreased from 47.9% for the 2006 quarter to 46.9% for the 2007 quarter. Cost of sales as a percentage of total revenue decreased from 47.9% for the 2006 six-month period to 47.0% for the 2007 six-month period. This decrease was primarily attributable to inclusion of US LEC’s results in the 2007 quarter and 2007 six-month period and to the amount of voice and data services that we provided using our own network and facilities, as well as to network efficiencies we achieved by aggregating network traffic using points of presence located near clusters of our customers. We anticipate that the integration activities related to consolidation and integration of the PAETEC and US LEC networks will continue to generate reductions for cost of services as a percentage of total revenue. We expect to achieve such savings in cost of sales by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $96.5 million for the 2007 quarter from $52.3 million for the 2006 quarter. The increase was primarily attributable to the US LEC merger in February 2007, which contributed to an increase in salaries, wages, and benefits of $19.9 million, principally due to an increase in our total number of employees from approximately 1,300 at June 30, 2006 to approximately 2,258 at June 30, 2007, to an increase of $10.8 million in sales commissions related to increased total revenue, and to an increase in stock-based compensation of approximately $2.3 million related to stock-based equity grants made during the 2007 six-month period. Selling, general and administrative expenses approximated 36.4% of total revenue in the 2007 quarter.

Selling, general and administrative expenses increased to $171.5 million for the 2007 six-month period from $104.6 million for the 2006 six-month period. The total increase was primarily attributable to our acquisition of US LEC in the 2007 six-month period, which contributed to an increase in salaries, wages, and benefits of $28.9 million, principally due to an increase in our total number of employees from approximately 1,300 at June 30, 2006 to approximately 2,258 at June 30, 2007, to an increase of $14.3 million in sales commissions related to increased total revenue, and to an increase in stock-based compensation of approximately $8.0 million from $1.9 for the 2006 six-month period, related to stock-based equity grants made during the 2007 six-month period. Selling, general and administrative expenses as a percentage of total revenue for the 2007 six-month period have remained consistent with the 2006 six-month period at 37%.

As of June 30, 2007 there was $10.9 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Incentive Plans. We expect to recognize the expense over a weighted-average period of 1.5 years. As of June 30, 2007 there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $16.0 million. We expect to recognize the expense over a weighted-average period of 1.3 years.

For full-year 2007, we expect a decline in selling, general and administrative expenses as a percentage of total revenue, primarily because we anticipate that our revenue will increase more rapidly than these expenses. In addition, we expect to achieve savings in these expenses from our integration activities related to our merger with US LEC by reducing employee levels, eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs.

Integration and Restructuring Costs. In connection with the US LEC merger, we have incurred integration and restructuring costs. We recognized approximately $1.7 million for the 2007 quarter, primarily related to costs associated with separated employees and from lease termination agreements for duplicative facilities. Substantially all of the recognized amounts are expected to be paid by December 31, 2007.

Depreciation and Amortization. Depreciation and amortization expense increased to $20.9 million for the 2007 quarter from $8.6 million for the 2006 quarter, and to $34.1 million for the 2007 six-month period from $16.2 million for the 2006 six-month period. The increase was primarily attributable to higher depreciation expense resulting from an increase of $472.8 million in gross property and equipment since June 30, 2006, principally as a result of property and equipment we acquired in the US LEC merger and as part of our network deployment and maintenance. We expect that depreciation expense for full-year 2007 will increase from depreciation expense for full-year 2006 due to our addition of gross property and equipment from US LEC and to a planned increase in capital expenditures in 2007. We anticipate that future depreciation and amortization expense will increase significantly once the Company completes its fair value assessment of acquired intangibles related to the US LEC merger.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right . The Series A convertible redeemable preferred stock conversion right was eliminated as a result of PAETEC’s leveraged recapitalization in June 2006.

Interest Expense. Interest expense increased to $18.5 million for the 2007 quarter from $4.5 million for the 2006 quarter, and to $33.0 million for the 2007 six-month period from $7.2 million for the 2006 six-month period, primarily as a result of higher average outstanding debt balances during the 2007 periods from the leveraged recapitalization and merger-related borrowings under our new senior secured credit facilities. The average outstanding debt balances were $800.0 million for the 2007 quarter and $661.7 million for the 2007 six-month period compared to $157.4 million for the 2006 quarter and $128.7 million for the 2006 six-month period. As of June 30, 2007, borrowing rates under the senior credit facility agreement averaged 8.9%. At June 30, 2006, borrowing rates were 8.9% and 12.9% under our first and second lien credit agreements, respectively.

Other Income, Net. Other income, net decreased to $ 0.9 million for the 2007 quarter from $1.3 million for the 2006 quarter, primarily as a result of a decrease in financing income.

Income Taxes. The provision for income taxes for the quarters ended June 30, 2007 and 2006 include a provision for federal and state taxes based on the annual effective tax rate applicable to us and our subsidiaries for these periods. The difference between the statutory rate and our effective tax rate for the period ended June 30, 2007 was primarily attributable to the effect of non-deductible stock-based compensation.

As of June 30, 2007, we had approximately $131.3 million in net operating loss carryforwards, or “NOLs, relating specifically to the financial activity of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries through February 28, 2007, and the financial activity of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries, from March 1, 2007 through June 30, 2007. Of these NOLs, $129 million are subject to annual limitations under Section 382 of the Internal Revenue Code. In addition, we acquired approximately $334 million of NOLs pursuant to the merger. We are currently assessing our ability to utilize these NOLs when considering potential limitations under Internal Revenue Code Section 382 and the final determination of purchase accounting as described in Note 2 to the consolidated financial statements appearing elsewhere in this report.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48 . Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months . We adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of January 1, 2007 was, and at June 30, 2007 remains, $0.6 million, the majority of which, if recognized, would affect the effective tax rate.

We are currently under audit by certain state tax jurisdictions for the 2001 to 2004 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the financial statements as of January 1, 2007. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. As of January 1, 2007, we had approximately $0.1 million of interest accrued related to unrecognized tax benefits.

Liquidity and Capital Resources

As described below, during the 2007 six-month period in connection with the combination of PAETEC Corp. and US LEC, we obtained $850 million of new senior secured credit facilities and refinanced substantially all of our senior secured indebtedness, including borrowings outstanding under the credit facilities we had obtained in connection with the leveraged recapitalization PAETEC completed in June 2006. The expansion of our company as a result of the merger has resulted in an increase in our capital expenditures program and in other cash requirements to support future growth. In July 2007, as described below, we amended our senior secured credit facilities and prepaid $300 million principal amount of borrowings under those facilities with the proceeds of a new issue of our senior notes and cash on hand.

Source and Uses of Cash. PAETEC’s net cash provided by operating activities was $11.0 million for the 2007 six-month period and $10.9 million for the 2006 six-month period.

PAETEC’s investing activities during the 2007 six-month period consisted primarily of activities related to the US LEC merger and during the 2006 six-month period consisted primarily of the purchase and installation of property and equipment.

Net cash provided by financing activities was $289.7 million in the 2007 six-month period, primarily due to merger related items. Net cash used by financing activities was $6.6 million in the 2006 six-month period. As part of PAETEC’s June 2006 leveraged recapitalization, we obtained $375.0 million in proceeds from two new senior secured credit facilities, which we used to pay some or all of the cash required for the leveraged recapitalization, to pay off our existing debt, including our existing senior secured credit facility and capital leases. As part of the leveraged recapitalization, we paid $205.0 million to the holders of PAETEC’s Series A convertible redeemable preferred stock for the redemption of the Series A convertible redeemable preferred stock and accumulated dividends, and purchased from some of the former stockholders of Campuslink Communications, Inc. who were holders of PAETEC Class A common stock, and some of their affiliates, a total of 6,546,526 shares of Class A common stock for approximately $56.9 million in cash. In the 2006 six-month period, we paid $10.9 million in debt issuance costs, approximately $2.3 million related to the February 2006 amendment and restatement of our previously existing senior secured credit facility, and approximately $8.6 million related to the new senior secured credit facilities entered into as part of the leveraged recapitalization.

Cash Requirements. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its operating leases.

Long-Term Debt. On February 28, 2007, in connection with the completion of the merger, PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a credit agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. PAETEC and US LEC used the proceeds of the $800 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock. No amount of the $50 million revolving credit facility has been drawn.

PAETEC Holding is the borrower under the facilities. All obligations under the facilities are guaranteed by all subsidiaries of PAETEC Holding, including PAETEC, US LEC and their respective subsidiaries.

On June 27, 2007, PAETEC Holding and the other parties to the credit agreement entered into a First Amendment to Credit Agreement, which we refer to as the “Amendment,” which amended the credit agreement. The Amendment became effective on July 10, 2007, as of the closing of our offering of senior notes discussed below, and upon our application of the net proceeds of the senior notes offering, together with cash on hand, to repay $300 million principal amount of loans outstanding under the term loan facility. Except as amended by the Amendment, the provisions of the credit agreement as executed on February 28, 2007 remain in effect.

Under the credit agreement, as amended by the Amendment, the credit facilities consist of a term loan facility in a total principal amount of $498 million, all of which is drawn, and a revolving credit facility in a total available principal amount of $50 million, none of which was drawn as of the Amendment closing date. We may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $225 million the total principal amount of borrowings available under the term loan facility. Any such increased borrowings may be used for capital expenditures and general corporate and working capital purposes.

We are required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $5.0 million during the first 5  1/2 years after the Amendment closing date.

Borrowings under the amended credit facilities bear interest, at our option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or LIBOR plus a margin of 2.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the total leverage ratio described below.

The Amendment modified some of the restrictive covenants in the credit agreement to provide us with enhanced operating flexibility, including the ability to incur additional indebtedness. The Amendment eliminated a financial covenant that had required us to maintain compliance with specified ratios of consolidated adjusted EBITDA to fixed charges (as defined for purposes of the credit agreement). The Amendment also modified the terms of the total leverage ratio covenant previously applicable to us. Under the amended covenant, our ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be greater than 5.00:1.00.

On July 10, 2007, we closed an offering of $300 million in aggregate principal amount of 9.5% Senior Notes due 2015, which were issued pursuant to an Indenture, dated as of July 10, 2007, among PAETEC Holding, the subsidiary guarantors of PAETEC Holding named therein, and The Bank of New York, as trustee. We sold the senior notes in an offering exempt from the registration requirements of the Securities Act of 1933, as amended.

The senior notes accrue interest at a rate of 9.5% per year from July 10, 2007. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2008. The senior notes will mature on July 15, 2015.

We may redeem some or all of the senior notes, at any time before July 15, 2011, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. We may redeem some or all of the senior notes, at any time on or after July 15, 2011, at specified redemption prices declining to 100% of their principal amount. In addition, before July 15, 2010, we may redeem up to 35% of the senior notes at a redemption price of 109.500% of their principal amount with the net cash proceeds of certain equity offerings. If we undergo certain kinds of changes of control, or sell certain of our assets and do not apply the net proceeds to repay indebtedness under our credit facilities or reinvest such net proceeds in our business, we may be required to offer to purchase senior notes from holders.

The senior notes are PAETEC Holding’s senior unsecured obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness. Each of PAETEC Holding’s restricted subsidiaries (the “Subsidiary Guarantors”) either has guaranteed or, subject to receipt of required government approvals, will guarantee the senior notes on a senior unsecured basis. Each guarantee ranks or will rank equally in right of payment with all existing and future senior indebtedness of the guarantor. The senior notes and the guarantees are effectively subordinated in right of payment to all of PAETEC Holding’s and the guarantors’ existing and future secured obligations, to the extent of the value of the assets securing that indebtedness.

PAETEC Holding has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of PAETEC Holding other than the subsidiary guarantors are immaterial. There are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances.

The senior notes indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

We applied the net proceeds of the offering, together with cash on hand, to repay $300 million principal amount of loans under our senior secured term loan credit facility and to pay related fees and expenses.

We have entered into a Registration Rights Agreement, dated as of July 10, 2007, pursuant to which we have agreed to use commercially reasonable efforts to file a registration statement with the SEC to exchange the senior notes for a new issue of substantially identical debt securities in an exchange registered under the Securities Act or, if required, to file a shelf registration statement to cover resales of the notes under specified circumstances. If we fail either to cause the exchange offer registration statement to be declared effective or to complete the exchange offer within the period specified in the indenture or, if required, to cause any shelf registration statement with respect to resales of the senior notes to be declared effective within the period specified in the indenture, or if the exchange offer registration statement or any shelf registration statement is declared effective but thereafter ceases to be effective or usable, subject to specified exceptions, in connection with exchanges or resales of the senior notes, we will be required to pay additional interest to the holders of the notes under some circumstances.

Other Debt Obligations . Other debt as of June 30, 2007 includes the company’s vehicle note obligations of approximately $0.1 million.

See Note 5 to our consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s debt.

Operating Lease Obligations . PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. PAETEC occupies its corporate headquarters under a 20-year lease agreement. The company expects that its annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $1.0 million for the 2007 six-month period.

Purchase Obligations . PAETEC’s purchase obligations represent non-cancelable contractual obligations for equipment and services.

Other Long-Term Liabilities . Included in PAETEC’s long term-liabilities as of June 30, 2007, for which it anticipates no payments to be required during the periods presented or thereafter, are deferred revenues, the fair value of the company’s interest rate swap agreements, and deferred rent credits.

Capital Requirements . We expect that, to maintain and enhance our network and services and to generate planned revenue growth, we will continue to require significant capital expenditures. We currently estimate that our capital expenditures, including assets we anticipate acquiring under capital leases, will total approximately $80 million for 2007, including the approximately $33.8 million of capital expenditures we applied in the 2007 six-month period. We expect to fund all of our 2007 capital expenditures from cash flows from operations and cash on hand. The actual amount and timing of our capital requirements may differ materially from our estimates as a result of regulatory, technological and competitive developments in our industry. As of June 30, 2007, we had entered into agreements with vendors to purchase approximately $20.1 million of equipment and services, of which we expect $17.5 million to be delivered and payable in 2007, $1.1 million to be delivered and payable in 2008, $1.1 million to be delivered and payable in 2009, and $0.4 million to be delivered and payable in 2010.

As of June 30, 2007, we had a total of approximately $84.5 million of cash and cash equivalents. We believe that our cash on hand, cash flow from operations and the proceeds we expect to be available under our revolving credit facility will provide sufficient cash to enable us to fund our planned capital expenditures, make scheduled principal and interest payments, meet our other cash requirements and maintain compliance with the terms of our financing agreements for at least the next 12 months. After the foregoing period, we may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for our services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we seek to complete any acquisitions of other businesses or to accelerate the expansion of our business, or if we believe we may obtain additional financing on advantageous terms, we may seek additional capital at any time. Additional sources of capital may include equity and debt financing and other financing arrangements, such as vendor financing. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to increase revenue or operate profitably.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 , which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement . SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. We are required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

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

Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. As of June 30, 2007, $400.0 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, we had capped our interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00%. A change of one percentage point in the interest rates applicable to our $400.0 million of variable-rate debt not subject to an interest rate swap contract as of June 30, 2007 would result in a fluctuation of approximately $4.0 million in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) As previously reported, in connection with the business combination by merger of PAETEC Corp. and US LEC Corp., PAETEC Holding assumed certain warrants to purchase US LEC common stock that were issued in December 2002 as part of a US LEC debt financing transaction. In the merger, each US LEC warrant was converted into a warrant to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original warrant, at the same exercise price. During the quarter ended June 30, 2007, we issued a total of 105,263 shares of common stock upon the exercise of US LEC warrants to one holder. These shares of common stock were issued at an exercise price of $2.06 per share. In connection with the foregoing issuance of common stock, we relied on the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) of the Securities Act and Regulation D thereunder.

(c) The following table provides information about our purchases of common stock during the quarter ended June 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1, 2007 – April 30, 2007(1)	152	$10.48	Not applicable	Not applicable
May 1, 2007 – May 31, 2007(1)	926	$11.32	Not applicable	Not applicable
June 1, 2007 – June 30, 2007(1)	2,735	$10.96	Not applicable	Not applicable
Quarter ended June 30, 2007	3,813	$11.03	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, PAETEC pursuant to provisions in agreements with recipient of awards granted under our 2007 Omnibus Incentive Plan allowing PAETEC to withhold, or the recipient to deliver to PAETEC, the number of shares having the fair value equal to tax withholding due.

Item 5.	Other Information

On August 8, 2007, the compensation committee of our board of directors established performance goals for cash bonus awards to be made to our chairman, president and chief executive officer and our other executive officers under our annual bonus plan for fiscal year 2007, which ends on December 31, 2007.

Under the plan, minimum and maximum annual specified adjusted EBITDA targets, and a customer satisfaction target, have been established. The total amount of cash available for 2007 bonus payments will be determined based upon the amount of adjusted EBITDA that is generated within the established range for 2007 and upon whether the customer satisfaction target is achieved for 2007. The total amount of available bonus cash is expressed as a percentage of total base wages of all eligible employees. That total base wage percentage is then multiplied by a target multiple for each eligible employee to determine a bonus percentage for each employee, which is then multiplied by the employee’s base salary to determine the employee’s target bonus. The target multiple for each executive officer was established by the compensation committee on August 8, 2007. The actual bonus payout for 2007 for each executive officer, however, will be subject to adjustment based on the individual’s performance toward achievement of individual, departmental and/or corporate goals.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
10.1	First Amendment to Credit Agreement, dated as of June 27, 2007 and effective as of July 10, 2007, amending that certain Credit Agreement, dated as of February 28, 2007, among PAETEC Holding Corp., as borrower, the lenders from time to time party thereto, Merill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, CIT Lending Services Corporation, as documentation agent and Deutsche Bank Trust Company Americas, as administrative agent. Filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 10, 2007 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp.
(Registrant)

Dated: August 14, 2007	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	First Amendment to Credit Agreement, dated as of June 27, 2007 and effective as of July 10, 2007, amending that certain Credit Agreement, dated as of February 28, 2007, among PAETEC Holding Corp., as borrower, the lenders from time to time party thereto, Merill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, CIT Lending Services Corporation, as documentation agent and Deutsche Bank Trust Company Americas, as administrative agent. Filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 10, 2007 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.