Form 10-Q
period 2007-09-30
PAETEC Holding Corp.
filed 2007-11-14
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer’s common stock as of November 5, 2007:

Common stock (par value $0.01 per common share)….102,749,665

		Page
Part I. Financial Information

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2006 and the nine months ended September 30, 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II. Other Information

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5	Other Information	33

Item 6.	Exhibits	33

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands, except share and per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,481	$46,885
Accounts receivable, net of allowance for doubtful accounts of $5,268 and 5,275, respectively	149,461	79,740
Deferred income taxes	24,244	14,210
Prepaid expenses and other current assets	8,885	4,942

Total current assets	288,071	145,777
PROPERTY AND EQUIPMENT, net	289,763	167,566
GOODWILL	333,288	35,082
INTANGIBLE ASSETS, net of accumulated amortization of $24,789 and $7,958, respectively	116,381	8,631
DEFERRED INCOME TAXES	70,636	11,572
OTHER ASSETS, net	15,021	11,112

TOTAL ASSETS	$1,113,160	$379,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$54,245	$27,321
Accrued expenses	25,882	13,865
Accrued payroll and related liabilities	13,188	9,099
Accrued taxes	19,801	7,333
Accrued commissions	14,186	8,234
Accrued capital expenditures	7,675	5,293
Deferred revenue	39,840	22,478
Current portion of long-term debt	5,054	2,856

Total current liabilities	179,871	96,479
LONG-TERM DEBT	791,771	370,930
OTHER LONG-TERM LIABILITIES	12,885	5,646

TOTAL LIABILITIES	984,527	473,055

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.01 par value; 300,000,000 shares authorized, 102,617,076 shares issued and 102,515,529 shares outstanding at September 30, 2007;

Class A common stock, $.01 par value; 100,000,000 shares authorized, 36,715,523 shares issued and 30,168,997 shares outstanding at December 31, 2006	1,025	367
Treasury stock, 101,547 and 6,546,526 shares at cost, at September 30, 2007 and December 31, 2006, respectively	(1,011)	(45,694)
Additional paid-in capital	204,749	21,591
Accumulated other comprehensive loss	(3,453)	(2,093)
Accumulated deficit	(72,677)	(67,486)

Total stockholders’ equity (deficit)	128,633	(93,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,113,160	$379,740

See notes to condensed consolidated financial statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Network services revenue	$233,590	$116,041	$620,038	$341,406
Carrier services revenue	40,138	22,695	104,929	65,408
Integrated solutions revenue	10,156	9,690	27,403	28,000

TOTAL REVENUE	283,884	148,426	752,370	434,814
COST OF SALES (exclusive of depreciation and amortization shown separately below)	133,422	72,192	353,585	209,389

LITIGATION SETTLEMENT	—	1,500	—	1,500

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	100,419	58,726	271,952	163,292
INTEGRATION/RESTRUCTURING COSTS	906	—	2,741	—
LEVERAGED RECAPITALIZATION RELATED COSTS	—	93	—	15,086
DEPRECIATION AND AMORTIZATION	35,205	9,117	69,290	25,296

INCOME FROM OPERATIONS	13,932	6,798	54,802	20,251
CHANGE IN FAIR VALUE OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK CONVERSION RIGHT	—	—	—	(10,777)
LOSS ON EXTINGUISHMENT OF DEBT	4,277	—	14,111	5,081
OTHER INCOME, net	(1,371)	(1,102)	(3,464)	(3,343)
INTEREST EXPENSE	17,964	9,963	51,001	17,144

(LOSS) INCOME BEFORE INCOME TAXES	(6,938)	(2,063)	(6,846)	12,146
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,846)	(530)	(1,875)	6,968

NET (LOSS) INCOME	(5,092)	(1,533)	(4,971)	5,178
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in fair value of hedge instruments	(2,775)	(1,942)	(1,360)	(2,498)

COMPREHENSIVE (LOSS) INCOME	$(7,867)	$(3,475)	$(6,331)	$2,680

LOSS ALLOCATED TO COMMON
STOCKHOLDERS (Note 8)	$(5,092)	$(1,533)	$(4,971)	$(35,781)

LOSS PER COMMON SHARE - BASIC (Note 8)	$(0.05)	$(0.05)	$(0.06)	$(1.15)

LOSS PER COMMON SHARE - DILUTED (Note 8)	$(0.05)	$(0.05)	$(0.06)	$(1.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	101,869,011	33,568,997	84,792,643	31,058,110

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING INCLUDING DILUTIVE EFFECT OF POTENTIAL COMMON SHARES	101,869,011	33,568,997	84,792,643	31,058,110

See notes to condensed consolidated financial statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(4,971)	$5,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,290	25,296
Amortization of debt issuance costs	1,482	1,096
Stock-based compensation expense	13,239	4,020
Stock-based compensation - warrants	424	169
Loss on disposal of property and equipment	73	78
Deferred income taxes	(2,894)	5,961
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	(10,777)
Change in fair value of interest rate swaps	—	10
Leveraged recapitalization related costs	—	2,622
Loss on extinguishment of debt	12,111	4,255
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(24,015)	(9,756)
Prepaid expenses and other current assets	(2,071)	(147)
Other assets	(669)	189
Accounts payable	2,474	3,915
Accrued expenses	(12,058)	2,486
Deferred revenue	804	3,224
Accrued payroll and related liabilities	(9,984)	(1,727)
Accrued commissions	1,225	(60)
Accrued taxes	6,054	(4,251)

Net cash provided by operating activities	50,514	31,781

INVESTING ACTIVITIES:
Purchases of property and equipment	(52,196)	(29,582)
Acquisitions, net of cash acquired	(228,597)	(4,083)
Proceeds from the disposal of property, plant and equipment	—	116
Internally-developed software	(1,267)	(1,390)

Net cash used by investing activities	(282,060)	(34,939)

FINANCING ACTIVITIES:
Repayments of long-term debt	(826,962)	(121,642)
Payment for debt issuance costs	(15,589)	(10,856)
Proceeds from long-term borrowings	1,100,000	375,952
Redemption of Series A preferred stock	—	(205,000)
Class A common stock repurchase	—	(45,694)
Stock option repurchase	—	(56)
Payment for registering securities	(2,014)	—
Proceeds from exercise of stock options and warrants	34,707	16

Net cash provided (used) by financing activities	290,142	(7,280)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,596	(10,438)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,885	49,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,481	$38,956

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,462	$16,080

Cash paid for income taxes	$215	$1,629

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisition	$665,049	$—

Liabilities assumed in business acquisition	$251,076	$—

Equity consideration issued in business acquisition	$183,039	$—

Property and equipment acquired under capital lease obligations	$—	$8,263

Accrued property and equipment expenditures	$8,137	$4,315

See notes to condensed consolidated financial statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Redeemable Preferred Stock	Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total
BALANCE, January 1, 2006	$193,164	$267	$26	$—	$24,378	$—	$(75,289)	$(50,618)

Accretion of preferred stock to redemption value	251	—	—	—	(251)	—	—	(251)
Dividends on preferred stock	6,873	—	—	—	(6,873)	—	—	(6,873)
Conversion and redemption of Series A convertible redeemable preferred stock	(200,288)	67	—	—	(4,779)	—	—	(4,712)
Conversion of Class B common stock to Class A common stock	—	26	(26)	—	—	—	—	—
Repurchase of Class A common stock, 6,546,526 shares	—	—	—	(45,694)	—	—	—	(45,694)
Class A common stock issued to initial stockholders, 690,065 shares	—	7	—	—	2,615	—	—	2,622
Repurchase of stock options					(56)	—	—	(56)
Exercise of stock options, 37,562 shares	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	6,070	—	—	6,070
Stock-based compensation expense- warrants	—	—	—	—	472	—	—	472
Net income	—	—	—	—	—	—	7,803	7,803
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(2,093)	—	(2,093)

BALANCE, December 31, 2006	$—	$367	$—	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)

Issuance of shares in connection with US LEC merger	—	519	—	(1)	182,520	—	—	183,038
Exercise of stock options 13,381,517 shares	—	137	—	—	34,441	—	—	34,578
Exercise of warrants 436,842 shares	—	2	—	—	214	—	—	216
Retirement of treasury stock	—	—	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	(1,010)	—	—	—	(1,010)
Adoption of FIN 48 (Note 6)	—	—	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	—	—	13,267	—	—	13,267
Stock-based compensation expense- warrants	—	—	—	—	424	—	—	424
Net income	—	—	—	—	—	—	(4,971)	(4,971)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(1,360)	—	(1,360)

BALANCE, September 30, 2007	$—	$1,025	$—	$(1,011)	$204,749	$(3,453)	$(72,677)	$128,633

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

Organization

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

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2007 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC and its subsidiaries through February 28, 2007 and PAETEC Holding and its subsidiaries beginning on March 1, 2007. All significant intercompany transactions and balances have been eliminated.

2. ACQUISITIONS

Merger With US LEC Corp.

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

Pursuant to the PAETEC merger, each outstanding share of Class A common stock, par value $0.01 per share, of PAETEC was converted into the right to receive 1.623 shares of the common stock, par value $0.01 per share, of PAETEC Holding. Pursuant to the US LEC merger, each outstanding share of Class A common stock, par value $0.01 per share, of US LEC was converted into the right to receive 1.000 share of PAETEC Holding common stock. At the effective time of the mergers, each then outstanding option, warrant or other right to acquire common stock of PAETEC or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on generally the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right was adjusted based on the applicable exchange ratio, except as otherwise described in Note 7. Cash was paid in lieu of fractional shares of PAETEC Holding common stock in connection with the merger. For federal income tax purposes, the PAETEC merger together with the US LEC merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code. Deductibility of amounts related to goodwill, if any, will be determined as the Company finalizes its purchase price allocation for costs of the merger.

The merger is being accounted for as an acquisition of US LEC by PAETEC using the purchase method in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, of the Financial Accounting Standards Board (the “FASB”). The aggregate transaction value, net of cash acquired, was $414.0 million as follows:

(in thousands)
Equity consideration- US LEC common stock	172,173
Equity consideration- US LEC, 1,063 vested options	4,125
Equity consideration- US LEC, 2,016 vested warrants	6,741

Total equity consideration	183,039
Consideration for repurchase of US LEC preferred stock	271,302
Estimated PAETEC transaction costs	9,005

Total estimated consideration	$463,346
Less: Cash acquired	$(49,373)

Net estimated purchase price, excluding liabilities assumed	$413,973

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was based on the assumed price of PAETEC Holding Corp common stock, which was determined using a conversion ratio of 1:1 for the US LEC shares and the average closing price of US LEC Class A common stock immediately before and after the merger terms were agreed upon and announced. Further, consideration related to vested options and warrants was calculated based on vested options and warrants outstanding as of February 28, 2007. The fair value of these awards was calculated using the Black-Scholes model based on assumptions determined as of August 11, 2006, in accordance with EITF Issue No. 99-12.

The number of shares issued was based on the merger exchange ratios specified in the merger agreement. The accompanying condensed consolidated financial statements include the results of operations of US LEC and US LEC’s wholly-owned subsidiaries from the date of consummation of the merger.

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

•

Operational Benefits. The Company believes that it will achieve operational benefits through, among other things: eliminating duplicative staff and information and operation systems and, to a lesser extent, overlapping network facilities; reducing procurement costs; using the existing networks more efficiently; reducing line support functions; reducing general and administrative expenses; improving information systems; enhancing traffic flow; and reducing planned or potential capital expenditures.

Allocation of Cost of Merger

In accordance with SFAS No. 141, the Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the closing of the merger, with the amounts exceeding the fair value being recorded as goodwill. To the extent fair values as of the merger closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment and certain intangibles were recorded at their historical carrying value.

The Company recorded the assets acquired and liabilities assumed from US LEC at their respective preliminary fair values as of the closing of the merger and did not reflect the preliminary purchase price allocations of acquired intangible assets related to customer relationships and deferred income tax assets related to net operating loss carryforwards acquired from US LEC, net of deferred income tax liabilities associated with acquired intangible assets and other acquired deferred tax liabilities. The Company has recorded adjustments for these assets and liabilities in the unaudited condensed combined balance sheet as of September 30, 2007 based on preliminary estimates of the value of these assets. Based on preliminary valuation estimates, the Company has concluded that the historical carrying value of property and equipment acquired from US LEC approximated fair value at the date of acquisition. The accompanying condensed consolidated statements of operations and comprehensive (loss) income include $13.4 million of additional amortization expense related to the acquired customer relationships for the three months ended September 30, 2007, of which $8.2 million represented the catch-up of amortization expense associated with the adjustment made to the estimated fair value of acquired intangible assets.

Definitive allocations will be finalized based upon valuations and other studies that are being performed. Final determinations of fair value may differ materially from those presented. The Company expects to finalize the valuations within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred income tax assets and goodwill.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, net of cash acquired of $49.4 million, and liabilities assumed as of the closing of the merger and adjustments made to the estimated fair values of the assets acquired and liabilities assumed as of February 28, 2007 (in millions):

	Initial Estimate	Adjustments	Revised Estimate
Assets acquired
Current assets	55.0	—	55.0
Property and equipment	122.9	—	122.9
Intangible assets subject to amortization
Customer relationships	2.1	120.4	122.5
Other	0.8	—	0.8
Deferred income taxes and other assets	5.1	60.6	65.7
Goodwill	478.7	(180.5)	298.2

Total assets acquired	$664.6	$0.5	$665.1
Liabilities assumed
Current liabilities	89.4	0.1	89.5
Long-term debt	158.7	—	158.7
Deferred income taxes and other non-current liabilities	2.9	—	2.9

Total liabilities assumed	$251.0	$0.1	$251.1

Purchase price, net of cash acquired	$413.6	$0.4	$414.0

The Company paid off the long-term debt assumed with proceeds from a new senior secured credit facility obtained on February 28, 2007 (Note 5). In connection with the merger, the Company recorded $5.9 million of severance and severance-related costs and $0.1 million of contract termination costs in the preliminary allocation of the purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company expects to pay $2.9 million of severance and severance-related costs and $0.1 million of contract termination costs in the year ending December 31, 2007 and to pay the balance of the recorded costs over the remaining contract periods through December 2008. The following table summarizes the obligations recognized by the Company in connection with the merger and related activity through September 30, 2007 (in millions):

	Beginning balance	Payments	Ending Balance
Accrued severance costs and contract termination costs	$6.0	$2.6	$3.4

In connection with the merger, the Company has incurred integration and restructuring costs. The Company recognized approximately $0.9 million of such costs for the three months ended September 30, 2007, primarily related to costs associated with separated employees and from lease termination agreements for duplicative facilities. Substantially all of the recognized amounts are expected to be paid by December 31, 2007.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company assume that the merger was completed as of January 1, 2006 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$283.9	$253.8	$825.9	$749.7
Net income (loss)	$(5.1)	$(11.4)	$(6.2)	$(25.1)
Basic earnings (loss) per common share	$(0.05)	$(0.13)	$(0.06)	$(0.31)
Diluted earnings per common share	$(0.05)	$(0.13)	$(0.06)	$(0.31)

The unaudited pro forma information presents the combined operating results of PAETEC and US LEC, with the results prior to the merger closing date adjusted (1) to include the pro forma effect of the elimination of transactions between PAETEC and US LEC, the elimination of merger expenses incurred by US LEC, the elimination of the loss on the early redemption of US LEC’s debt, and the adjustment of interest expense reflecting the redemption of all of US LEC’s debt and the replacement of that debt with $800.0 million of new debt issued on February 28, 2007 at PAETEC’s weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using PAETEC’s effective tax rate of 38.5%.

The unaudited pro forma consolidated basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 are based on the consolidated basic and diluted weighted average shares of PAETEC and US LEC. The historical basic and diluted weighted average shares were converted using the applicable merger exchange ratio.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized and reflected in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007. Certain cost savings have resulted or may result from the merger, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2006, nor do they intend to be a projection of results that may be obtained in the future.

Definitive Agreement to Acquire McLeodUSA Incorporated

Effective as of September 17, 2007, PAETEC Holding, McLeodUSA Incorporated (“McLeodUSA”) and PS Acquisition Corp., a direct wholly-owned subsidiary of PAETEC Holding, entered into an Agreement and Plan of Merger, dated as of September 17, 2007 (the “merger agreement”), pursuant to which the PAETEC Holding subsidiary will merge with and into McLeodUSA (the “merger”), with McLeodUSA surviving the merger as a direct wholly-owned subsidiary of PAETEC Holding.

Subject to the terms and conditions of the merger agreement, upon the completion of the merger, each outstanding share of McLeodUSA common stock will be automatically converted into and become the right to receive 1.30 shares of PAETEC Holding common stock. The exchange ratio is fixed and will not be subject to any increase or decrease based on changes in the trading price of the PAETEC Holding common stock or in the fair market value of the McLeodUSA common stock between execution of the merger agreement and the merger closing. McLeodUSA stock options will be assumed by PAETEC Holding upon completion of the merger and converted into options to purchase shares of PAETEC Holding common stock. The number of shares issuable upon exercise of the assumed options and the option exercise prices will be adjusted to give effect to the merger exchange ratio. Approximately 39,975,000 shares of PAETEC Holding common stock will be issued to holders of McLeodUSA common stock outstanding as of the date of the merger agreement. As of the same date, McLeodUSA had outstanding options to purchase approximately 2,700,000 shares of McLeodUSA common stock. PAETEC Holding’s offering of the merger shares will be registered with the SEC under the Securities Act of 1933.

The merger is intended to be treated as a tax-free reorganization for federal income tax purposes.

The merger agreement contains customary representations, warranties and covenants of PAETEC Holding and McLeodUSA. Covenants in the merger agreement require each company to conduct its business in the ordinary course during the period between the execution of the merger agreement and the completion of the merger and restrict each company from engaging in specified kinds of transactions during the pre-closing period.

Pursuant to the merger agreement and a board membership agreement which PAETEC Holding is obligated to enter into as of the merger closing date, PAETEC Holding will grant board membership and board observer rights to certain McLeodUSA institutional stockholders. These rights will terminate on the second anniversary of the merger closing date or, if earlier, on the date on which the applicable stockholders cease to own at least 50% of the PAETEC Holding shares they will acquire in the merger.

Under the merger agreement, PAETEC Holding is obligated to use commercially reasonable best efforts to enter into a registration rights agreement on or after the merger closing date with the certain stockholders, pursuant to which PAETEC Holding will grant demand, shelf and piggyback registration rights with respect to the PAETEC Holding shares to be acquired in the merger. The exercise of the registration rights will be subject to limitations, qualifications and conditions.

McLeodUSA’s board of directors has unanimously adopted resolutions recommending adoption of the merger agreement and approval of the transactions contemplated thereby by its stockholders. On September 17, 2007, institutional holders of McLeodUSA common stock representing a majority of the voting power of the outstanding McLeodUSA common stock delivered to PAETEC Holding written consents adopting the merger agreement and approving the merger. PAETEC Holding’s board of directors has unanimously adopted resolutions approving the issuance of PAETEC Holding common stock in the merger pursuant to the merger agreement and the submission of this matter to PAETEC Holding’s stockholders for approval at a stockholder meeting in accordance with the NASDAQ Marketplace Rules.

Each company has agreed not to solicit proposals relating to alternative business combination transactions or, subject to specified exceptions and for a specified period, to enter into discussions or an agreement concerning, or provide confidential information in connection with, any unsolicited proposals for alternative business combination transactions.

Completion of the merger is subject to customary conditions, including required approvals of PAETEC and McLeodUSA stockholders, receipt of regulatory approvals, and the absence of any law or order prohibiting the closing. Consummation of the merger also is subject to the repayment, as of or concurrently with the closing, of McLeodUSA’s outstanding 10.5% Senior Second Secured Notes due 2011, of which approximately $104 million in principal amount was outstanding as of the merger agreement date. Each party’s obligation to complete the merger is subject to additional conditions, including the accuracy of the representations and warranties of the other party (subject to an overall material adverse effect qualification), material compliance of the other party with its covenants, and the absence of any continuing material adverse change affecting the other party.

The merger agreement contains certain termination rights for both PAETEC Holding and McLeodUSA and further provides that, upon termination of the merger agreement under specified circumstances, each company may be required to pay the other company a termination fee of $14 million plus reasonable out-of-pocket expenses incurred by the other company in an amount not to exceed $0.5 million.

The merger agreement provides that the merger must be completed on or before 150 days after the merger agreement date, subject to a 30-day extension for specified reasons. The companies will not be required to complete the merger before January 10, 2008.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Switches and switch related equipment	$364,158	$232,626
Computer hardware and purchased software	78,515	49,213
Equipment	20,497	18,011
Office equipment, furniture and fixtures	27,408	16,543
Construction-in-progress	575	443

	491,153	316,836
Accumulated depreciation	(201,390)	(149,270)

Property and equipment, net	$289,763	$167,566

Depreciation expense for the three months ended September 30, 2007 and 2006 totaled $20.5 million and $8.3 million, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 totaled $52.5 million and $ 22.9 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2007 to September 30, 2007 were as follows (in thousands):

Balance as of January 1, 2007	$35,082
Goodwill related to US LEC merger	298,206

Balance as of September 30, 2007	$333,288

Goodwill related to the merger is based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that the Company expects to finalize within 12 months of the merger closing date (Note 2).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007			Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$137,102	$23,965	$113,137	3 -5 years
Technology-based	653	653	—	3 years
Capitalized software cost	3,415	171	3,244	5 years

Total	$141,170	$24,789	$116,381

	December 31, 2006			Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$13,802	$7,305	$6,497	3-5 years
Technology-based	653	653	—	3 years
Capitalized software costs	2,134	—	2,134	—

Total	$16,589	$7,958	$8,631

Gross intangible assets as of September 30, 2007 included $3.4 million of capitalized software costs related to software to be sold, of which $0.2 million of those costs were amortized in the nine months ended September 30, 2007. Intangible asset amortization expense for the three months ended September 30, 2007 and 2006 was $14.7 million and $0.8 million, respectively. Intangible asset amortization for the nine months ended September 30, 2007 and 2006 was $16.8 million and $2.4 million, respectively. The increase in amortization expense is primarily attributable to the reclassification in the three months ended September 30, 2007 of a $120.3 million fair value estimate of the customer relationship intangible assets acquired by PAETEC Holding as a result of the US LEC merger. This amount had previously been classified as goodwill, based on a preliminary allocation of the US LEC purchase price.

The Company estimates that future aggregate amortization expense related to intangible assets as of September 30, 2007 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2007 (remaining three months)	$6,851
2008	27,404
2009	26,889
2010 2011 Thereafter	25,444 25,343 4,450

Total	$116,381

The future aggregate amortization expense as described above may change significantly as the Company completes its fair value assessment of acquired intangible assets related to the merger (Note 2).

5. LONG-TERM DEBT

Long-term debt as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Senior secured debt, as described below	$496,750	$373,625
9.5% Senior notes due 2015, as described below	300,000	—
Other debt	75	161

Total debt	796,825	373,786
Less: current portion	(5,054)	(2,856)

Long-term debt	$791,771	$370,930

Amendment to Credit Facilities Agreement

On February 28, 2007, in connection with the completion of the merger (Note 2), PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a Credit Agreement, dated as of February 28, 2007 (the “Credit Agreement”), among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. PAETEC and US LEC used the proceeds of the $800 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock.

As of February 28, 2007, the credit facilities consisted of:

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

On June 27, 2007, PAETEC Holding, as Borrower, the Lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent, entered into a First Amendment to Credit Agreement (the “Amendment”), which amended the Credit Agreement.

The Amendment became effective on July 10, 2007 as of the closing of the Notes offering, described below, and upon the Company’s application of the net proceeds of the Notes offering, together with cash on hand, to repay $300 million principal amount of loans outstanding under the term loan facility. Except as amended by the Amendment, the provisions of the Credit Agreement as executed on February 28, 2007 remain in effect.

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

Borrowings under the amended credit facilities bear interest, at the Company’s option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or the London interbank offered rate (“LIBOR”) plus a margin of 2.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the Company’s total leverage ratio.

The Amendment modified some of the restrictive covenants in the Credit Agreement to provide the Company with enhanced operating flexibility, including the ability to incur additional indebtedness.

The Amendment eliminated a financial covenant that had required the Company to maintain compliance with specified ratios of consolidated adjusted EBITDA to fixed charges (as defined for purposes of the Credit Agreement). The Amendment also modified the terms of the total leverage ratio covenant previously applicable to the Company. Under the amended covenant, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the Credit Agreement) for any measurement period will not be permitted to be greater than 5.00:1.00. The Company was in compliance with this financial covenant as of September 30, 2007.

The Company accounted for the Amendment in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. Based on the terms of the Amendment, the modification of the debt instrument is considered substantial and has been accounted for as a debt extinguishment. As a result, the Company recorded a loss on debt extinguishment of $4.3 million in the three months ended September 30, 2007.

        PAETEC Holding is required to maintain interest rate protection agreements mutually acceptable to PAETEC Holding and the administrative agent under the Credit Agreement. Such agreements under the facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date of February 28, 2007. As of September 30, 2007, PAETEC Holding had interest rate protection, via interest rate swaps, on $400.0 million of its outstanding floating-rate debt, as indicated below in this Note 5.

Senior Notes Offering

On July 10, 2007, PAETEC Holding entered into an Indenture, dated as of July 10, 2007 (the “Indenture”), among PAETEC Holding, the subsidiary guarantors of PAETEC Holding named therein, and The Bank of New York, as trustee (the “Trustee”), pursuant to which PAETEC Holding issued $300 million in aggregate principal amount of 9.5% Senior Notes due 2015 (the “Notes”). PAETEC Holding sold the Notes in an offering exempt from the registration requirements of the Securities Act of 1933. The closing of the sale took place on July 10, 2007.

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

The Notes are PAETEC Holding’s senior unsecured obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness. Each of PAETEC Holding’s restricted subsidiaries that is eligible and required under the Indenture to do so (the “Subsidiary Guarantors”) has guaranteed the Notes on a senior unsecured basis, as described below. Each guarantee ranks equally in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantor. The Notes and the guarantees are effectively subordinated in right of payment to all of the existing and future secured obligations of PAETEC Holding and the Subsidiary Guarantors, to the extent of the value of the assets securing that indebtedness. Some of PAETEC Holding’s restricted subsidiaries were added as Subsidiary Guarantors of the Notes pursuant to a supplemental indenture dated as of September 25, 2007.

The Subsidiary Guarantors have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of PAETEC Holding’s obligations under the Indenture and the Notes, including the payment of principal (or premium, if any) and interest on the Notes, on an equal and ratable basis. Further, PAETEC Holding has no independent assets or operations, and there are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered”, PAETEC Holding will not be required to provide condensed consolidating financial information for the Subsidiary Guarantors until after the Notes are registered under the Securities Act of 1933.

The Company entered into a registration rights agreement, dated as of July 10, 2007, pursuant to which the Company agreed to use commercially reasonable efforts to file a registration statement with the SEC to exchange the Notes for a new issue of substantially identical debt securities in an exchange registered under the Securities Act of 1933 or, if required, to file a shelf registration statement to cover resales of the Notes under specified circumstances. If the Company fails either to cause the exchange offer registration statement to be declared effective or to complete the exchange offer within the period specified in the Indenture or, if required, to cause any shelf registration statement with respect to resales of the Notes to be declared effective within the period specified in the Indenture, or if the exchange offer registration statement or any shelf registration statement is declared effective but thereafter ceases to be effective or usable, subject to specified exceptions, in connection with exchanges or resales of the Notes, the Company will be required to pay additional interest to the holders of the Notes under some circumstances. The additional interest in the case of a registration default will accrue at an annual rate of 0.25% with respect to the first 90-day period immediately following the occurrence of any such default and will increase by the 0.25% annual rate with respect to any subsequent 90-day period during which such a registration default continues, up to a maximum increase of 1.00% in the annual interest rate.

The Indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

The Company applied the net proceeds of the offering, together with cash on hand, to repay $300 million principal amount of loans under the Company’s then-existing senior secured term loan credit facility and to pay related fees and expenses.

Other Debt

Other debt includes vehicle note obligations. As of September 30, 2007, $0.07 million remained outstanding on vehicle notes, none of which were issued during the nine months ended September 30, 2007.

Interest Rate Swap Agreements

To reduce its exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with creditworthy counterparties. Swap agreements in effect as of September 30, 2007 and December 31, 2006 were as follows:

	Notional Amount (in thousands)	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
September 30, 2007	$125,000	06/30/2009	Cash Flow Hedge	5.40%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	5.40%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	5.40%	5.00%
December 31, 2006	$125,000	06/30/2009	Cash Flow Hedge	5.38%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	5.38%	5.63%

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

As of September 30, 2007, the swaps represented a liability with a fair value of $3.5 million. The adjustment to fair value from January 1, 2007 to September 30, 2007 was recorded as a component of comprehensive (loss) income.

6. INCOME TAXES

The provision for income taxes for the three months ended September 30, 2007 and 2006 include a provision for federal and state taxes based on the annual effective tax rate applicable to PAETEC and its subsidiaries for the respective period. The difference between the statutory rate and the Company’s effective tax rate for the period ended September 30, 2007 is primarily due to the effect of non-deductible stock-based compensation.

As of September 30, 2007, the Company had approximately $112 million in net operating loss carryforwards (“NOLs”) relating specifically to the financial activity of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries through February 28, 2007, and the financial activity of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries, from March 1, 2007 through September 30, 2007. In general, Section 382 of the Internal Revenue Code (“IRC Section 382”) places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the time of an ownership change. The entire balance of the Company’s NOLs is subject to annual limitations under IRC Section 382, although the Company expects that it will be able to use the pre-change deferred tax assets related to the NOLs prior to their expiration.

The Company acquired approximately $334 million of NOLs pursuant to the merger. The Company performed a comprehensive analysis of IRC Section 382 to assess its ability to use the acquired NOLs. Based on this analysis, the Company concluded that US LEC incurred a change in ownership within the meaning of IRC Section 382 as a result of the merger and that, as of March 1, 2007, the $334 million of acquired NOLs would be subject to an annual limitation under IRC Section 382. The Company further concluded that an annual limitation of approximately $14.3 million would be imposed on these NOLs. To the extent that US LEC has a net unrealized built in gain (“NUBIG”) at the date of the ownership change, the limitation could be increased during the first five years following the ownership change pursuant to IRC Section 382 and published notices. The Company’s analysis supports the conclusion that a NUBIG existed at the date of the ownership change providing for the increase in the annual limitation by approximately $21 million during the five-year period immediately following the ownership change. Based on this conclusion, a combined NOL limitation of $35.3 million will exist on the acquired NOLs during the five years immediately following the ownership change and an annual limitation of $14.3 million will exist thereafter. The overall analysis supports the Company’s ability to use the deferred income tax assets related to the acquired NOLs prior to their expiration. As a result, the Company has allocated approximately $117.0 million to deferred income tax assets for the acquired NOLs as part of the allocation of purchase price related to the merger (see Note 2).

In July 2006, the FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of January 1, 2007 and September 30, 2007 was $0.6 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. As of January 1, 2007 and September 30, 2007, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s 2003 through 2006 U.S. federal tax years and 2001 to 2006 state tax years remain subject to income tax examinations by tax authorities.

7. SHARE-BASED TRANSACTIONS

2007 Stock Incentive Plan

On January 25, 2007, the PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”) was approved. A total of 10,000,000 shares of PAETEC Holding common stock are available for issuance in connection with equity awards under the 2007 Incentive Plan. The 2007 Incentive Plan also provides for the grant of performance incentives in the form of cash-based awards. The 2007 Incentive Plan represents the only equity-based incentive plan in which employees or directors of the Company are eligible to participate following the merger. Awards under the 2007 Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, incentive awards and any combination of the foregoing.

Merger-Related Transactions

Prior to the merger, employees of PAETEC participated in the PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Incentive Plan”) and the PAETEC Corp. 1998 Incentive Compensation Plan (the “1998 Option Plan”) and employees of US LEC participated in the US LEC Corp. 1998 Omnibus Stock Plan (the “US LEC Option Plan”). PAETEC’s executive employees also participated in the PAETEC Corp. Executive Incentive Plan prior to the merger (the “Executive Incentive Plan” and, together with the 2007 Incentive Plan, the 2001 Incentive Plan, the 1998 Option Plan and the US LEC Option Plan, the “Stock Incentive Plans”). PAETEC’s independent sales agents participated in the PaeTec Communications, Inc. Agent Incentive Plan (the “Warrant Plan”) prior to the merger, pursuant to which PAETEC had issued warrants to purchase PAETEC Class A common stock (the “PAETEC Warrants”). In addition, US LEC had outstanding immediately prior to the merger warrants to purchase US LEC Class A common stock that were issued in December 2002 as part of a US LEC debt financing transaction (the “US LEC Warrants”).

At the effective time of the merger, each outstanding option to purchase shares of PAETEC Class A common stock and each stock unit representing shares of PAETEC Class A common stock outstanding under the 2001 Incentive Plan, the 1998 Option Plan, or the Executive Incentive Plan, and each warrant to purchase shares of PAETEC Class A common stock outstanding under the Warrant Plan, was assumed by PAETEC Holding and converted into an option or warrant to purchase, or stock unit representing, as applicable, a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option, warrant or stock unit multiplied by the PAETEC merger exchange ratio of 1.623, rounded down to the nearest whole share. The exercise price of the assumed PAETEC options and warrants was equal to the exercise price of the original option or warrant, divided by the applicable merger exchange ratio, rounded up to the nearest whole cent. Each option outstanding under the US LEC Option Plan and each US LEC Warrant was assumed and converted in the same manner, except that each such option and warrant was converted into an option or warrant to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option or warrant, at the same exercise price. The terms and conditions of the assumed awards otherwise generally remained the same, without any accelerated vesting, except that the completion of the merger was deemed to satisfy the “Initial Public Offering” exercise requirement of the assumed PAETEC Warrants.

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

Year-to-Date Activity

Stock Options —The following table summarizes stock option activity under the Stock Incentive Plans for the nine months ended September 30, 2007:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	13,110,092	$4.48
Effect of exchange ratio	8,165,354
Assumed in connection with merger	4,087,702	$3.02
Granted	1,178,670	$10.47
Exercised	(13,381,517)	$2.59
Canceled	(175,613)	$3.90
Forfeited	(257,894)	$4.84

Outstanding at September 30, 2007	12,726,794	$3.71	6.2	$111,810

Exercisable at September 30, 2007	7,604,547	$3.20	4.9	$70,562

*	Excludes activity under the US LEC Option Plan prior to the closing of the merger on February 28, 2007.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2007. This amount changes based on the fair market value of PAETEC Holding’s common stock. The Company received approximately $34.5 million of cash, and had an outstanding receivable for approximately $0.1 million, related to the exercise of stock options for the nine months ended September 30, 2007. The Company received less than $0.1 million of cash related to the exercise of stock options for the nine months ended September 30, 2006. Stock-based compensation expense related to stock options totaled approximately $5.1 million, net of a deferred income tax benefit of $1.0 million, for the nine months ended September 30, 2007.

For options granted during the nine months ended September 30, 2007, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $7.12, using the following assumptions: dividend yield of 0%; expected option life of 6.25 years; a risk free interest rate of 4.30 - 4.96%; and an expected volatility of 68.57% – 78.68%.

The following table summarizes stock option information as of September 30, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	4,179,913	$1.70	2,852,104	$1.75
$2.11 - $3.15	2,654,911	$2.42	1,693,499	$2.45
$3.16 - $7.35	4,259,590	$4.01	2,676,164	$4.31
$7.35 - $23.50	1,632,380	$10.12	382,780	$9.67

	12,726,794	$3.71	7,604,547	$3.20

As of September 30, 2007, there was $9.8 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Incentive Plans. The Company expects to recognize the expense over a weighted-average period of 1.4 years.

Stock Units — The following table summarizes stock unit activity under the Stock Incentive Plans for the nine months ended September 30, 2007:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	4,552,834	$2.60
Effect of exchange ratio	2,836,414
Granted	865,467	$10.17
Vested	(253,110)	$9.89
Forfeited	(443,209)	$2.91

Outstanding at September 30, 2007	7,558,396	$3.20

There were no stock units granted under the 1998 Option Plan or the US LEC Option Plan.

For the nine months ended September 30, 2007, the total compensation expense related to stock units granted under the Stock Incentive Plans was approximately $4.4 million, net of a deferred income tax benefit of $2.8 million. During the three months ended March 31, 2007, stock units and stock options were issued to certain employees who were previously ineligible to receive stock-based awards. Certain of these awards were vested at grant. As of September 30, 2007, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $14.6 million. The Company expects to recognize the expense over a weighted-average period of 1.2 years.

In connection with awards of stock units during the nine months ended September 30, 2007, the Company withheld 101,430 shares of PAETEC Holding common stock to satisfy income tax withholding requirements. These shares, which had a value of approximately $1.0 million as of September 30, 2007, are held as treasury stock.

Warrants — The following table summarizes warrant activity for the nine months ended September 30, 2007:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	395,666	$5.42
Effect of conversion ratio on options outstanding at December 31, 2006	246,476
Assumed in connection with merger	2,015,788	$1.97
Granted	—
Exercised	(436,842)	$1.94
Canceled	—
Forfeited	—

Outstanding at September 30, 2007	2,221,088	$2.37	2.7	$22,424

Exercisable at September 30,2007	1,578,946	$1.98	2.0	$16,563

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock on September 30, 2007 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on September 30, 2007. This amount changes based on the fair market value of PAETEC Holding’s common stock. The Company received approximately $0.2 million of cash related to the exercise of warrants for the nine months ended September 30, 2007. Stock-based compensation expense related to warrants totaled approximately $0.3 million, net of tax, for the nine months ended September 30, 2007.

The following table summarizes warrant information as of September 30, 2007, which includes warrants issued under the Warrant Plan and the assumed US LEC Warrants:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00-$2.78	1,753,414	$1.98	1,578,946	$1.98
$2.79-$4.00	279,959	$3.28	—
$4.01-$5.00	187,715	$4.68	—

	2,221,088		1,578,946

8. LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three and nine months ended September 30, 2007 and 2006, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Basic and diluted loss per common share
Net (loss) income	$(5,092)	$(1,533)	$(4,971)	$5,178
Less: accretion on preferred stock	—	—	—	251
Less: cumulative preferred stock dividends	—	—	—	6,873
Less: redemption charge related to Series A preferred stock	—	—	—	33,835

Income (loss) allocated to common stockholders	$(5,092)	$(1,533)	$(4,971)	$(35,781)

Weighted average common shares outstanding - basic	101,869,011	33,568,997	84,792,643	31,058,110

Weighted average common shares outstanding - diluted	101,869,011	33,568,997	84,792,643	31,058,110

Basic income (loss) per common share	$(0.05)	$(0.05)	$(0.06)	$(1.15)

Diluted income (loss) per common share	$(0.05)	$(0.05)	$(0.06)	$(1.15)

The weighted average common shares outstanding as of September 30, 2007 reflect approximately 33,600,000 shares outstanding immediately before the merger, approximately 20,900,000 shares of PAETEC Holding common stock issued to PAETEC stockholders as a result of the merger, approximately 34,100,000 shares of PAETEC Holding common stock issued to US LEC stockholders as a result of the merger, and other PAETEC Holding common stock equivalents that were assumed pursuant to the merger or issued on various dates (Note 2).

For the three and nine month periods ended September 30, 2007 and 2006, the Company had outstanding options, warrants and restricted stock units for 22,506,278 and 17,431,245 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

9. COMMITMENTS & CONTINGENCIES

Purchase Commitments

As of September 30, 2007, the Company had entered into agreements with vendors to purchase approximately $17.4 million of equipment and services, of which the Company expects approximately $14.9 million to be delivered and payable in the year ending December 31, 2007, $1.1 million in the year ending December 31, 2008, $1.1 million in the year ending December 31, 2009 and $0.3 million in the year ending December 31, 2010.

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

Interconnection Agreements

The Company is dependent on the cooperation of the incumbent local exchange carriers in its service area to provide service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. The Company incurs costs through the use of services agreed to in its contracts with the incumbent local exchange carriers. These costs are recognized in the period in which the service is delivered and are included as a component of the Company’s cost of sales.

Legal Proceedings

The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. Although the result of any current or future litigation is inherently unpredictable, management believes there is no litigation pending against the Company that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

11. SUBSEQUENT EVENT

Acquisition of Allworx Corp.

On October 31, 2007, PAETEC Holding completed its acquisition of Allworx Corp. (“Allworx”), a privately held Delaware corporation (“Allworx”), pursuant to an Agreement and Plan of Merger dated as of October 11, 2007, among PAETEC Holding, Allworx, AWX Acquisition Corp., a direct wholly-owned subsidiary of PAETEC Holding, and Advantage Capital New York Partners I, LP, as stockholders’ representative. On the closing date, PAETEC Holding’s subsidiary merged with and into Allworx, which was the surviving corporation in the merger and will continue in existence as a direct wholly-owned subsidiary of PAETEC Holding.

The purchase price for the acquisition was $25 million in cash, of which $5 million was placed in escrow as security for the indemnification obligations under the merger agreement. The Company funded the purchase price from cash on hand.

Allworx develops, designs, markets and sells a complete phone and network system. The Allworx business provides manufacturing, distribution and software and digital hardware engineering services that are designed to benefit small and medium-sized businesses.

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

PAETEC Corp. and US LEC Corp. completed a combination by merger on February 28, 2007. Unless we indicate otherwise, references in this management’s discussion and analysis and elsewhere in this report to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean, (1) for all periods before the completion of the merger on February 28, 2007, PAETEC Holding Corp. and its subsidiaries, including PAETEC Corp. as the predecessor of PAETEC Holding Corp., and, (2) for all periods after completion of the merger, PAETEC Holding Corp. and its subsidiaries, including PAETEC Corp. and US LEC Corp. and their respective subsidiaries.

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

The combination of PAETEC Corp. and US LEC has created one of the leading competitive communications providers in the Eastern United States and in other major markets, including Chicago, Los Angeles, Orange County and San Diego, by:

•	providing the combined company with a presence in 53 of the top 100 metropolitan statistical areas in the United States;

•	broadening the product offerings by combining PAETEC Corp.’s “Equipment for Services,” software applications and resale products with US LEC’s data and data center products;

•	enhancing customer service capabilities by providing the combined company with additional network diversity, multiple network operating centers and multiple data centers;

•	increasing the number of installed access line equivalents to approximately 2,760,000 as of September 30, 2007; and

•	increasing the number of digital T1 transmission lines to approximately 115,000 total digital T1 transmission lines as of September 30, 2007.

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

In accordance with Statement of Financial Accounting Standard, or “SFAS,” No. 141, Business Combinations, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the closing of the merger, with the amounts exceeding the fair value being recorded as goodwill. To the extent fair values as of the closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment and certain intangibles were recorded at their historical carrying value.

The assets acquired and liabilities assumed from US LEC were recorded at their respective preliminary fair values as of the closing of the merger and did not reflect the preliminary purchase price allocations of acquired intangible assets related to customer relationships and deferred income tax assets related to net operating loss carryforwards acquired from US LEC, net of deferred income tax liabilities associated with acquired intangible assets and other acquired deferred tax liabilities. Adjustments have been made for these assets and liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2007 based on preliminary estimates of the value of these assets. See Note 5 to our consolidated financial statements appearing elsewhere in this report for a summary of adjustments made to the estimated fair values of the assets acquired and liabilities assumed as of February 28, 2007. Based on preliminary valuation estimates, we have concluded that the historical carrying value of property and equipment acquired from US LEC approximated fair value at the date of acquisition. The accompanying condensed consolidated statements of operations and comprehensive (loss) income include $13.4 million of additional amortization expense related to the acquired customer relationships for the three months ended September 30, 2007, of which $8.2 million represented the catch-up of amortization expense associated with the adjustment made to the estimated fair value of acquired intangible assets.

Definitive allocations will be finalized based upon valuations and other studies that are being performed. Final determinations of fair value may differ materially from those presented. PAETEC expects to finalize the valuation within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred net income tax assets and goodwill. As a result, depreciation and amortization expense may differ significantly from amounts historically reported or from those reported in the three and nine months ended September 30, 2007.

July 2007 Senior Notes Offering and Senior Credit Facilities Amendment

On July 10, 2007, we completed our issuance of $300 million in aggregate principal amount of our 9.5% Senior Notes due 2015 and entered into a related amendment to the credit agreement governing our $850 million senior secured credit facilities. We applied the net proceeds of the notes offering, together with cash on hand, to repay $300 million principal amount of loans under the existing senior secured term loan portion of the credit facilities and to pay related fees and expenses. Additional information regarding these transactions is set forth under “—Liquidity and Capital Resources.”

Recent Developments

On September 17, 2007, we entered into a merger agreement to acquire McLeodUSA Incorporated, or “McLeodUSA,” in an all-stock transaction. If the proposed acquisition is completed, McLeodUSA will become a wholly-owned subsidiary of PAETEC Holding and McLeodUSA stockholders will become stockholders of PAETEC Holding. Subject to the terms and conditions of the merger agreement, upon the completion of the merger, each outstanding share of McLeodUSA common stock will be automatically converted into and become the right to receive 1.30 shares of PAETEC Holding common stock. The exchange ratio is fixed and will not be subject to any increase or decrease based on changes in the trading price of the PAETEC Holding common stock or in the fair market value of the McLeodUSA common stock between execution of the merger agreement and the merger closing. McLeodUSA stock options will be assumed by PAETEC Holding upon completion of the merger and converted into options to purchase shares of PAETEC Holding common stock. The number of shares issuable upon exercise of the assumed options and the option exercise prices will be adjusted to give effect to the merger exchange ratio. Approximately 39,975,000 shares of PAETEC Holding common stock will be issued to holders of McLeodUSA common stock outstanding as of the date of the merger agreement. As of the same date, McLeodUSA had outstanding options to purchase approximately 2,700,000 shares of McLeodUSA’s common stock. PAETEC Holding’s offering of the merger shares will be registered with the SEC under the Securities Act of 1933.

McLeodUSA provides managed IP-based communications services to small and medium-sized enterprises, and traditional circuit-switched telephony services to commercial and residential customers. As part of its competitive communications solutions, McLeodUSA provides a wide variety of broadband IP-based voice and data solutions, including local and long distance voice, dedicated broadband Internet access, e-mail, virtual private networking, managed network security, conference calling, high capacity private line services and other integrated voice and data services. McLeodUSA delivers integrated IP-based communications solutions to customers over a single high-speed broadband connection on its private managed secure network. McLeodUSA also provides wholesale communications services to other communications services providers through its extensive network facilities.

On October 31, 2007, we completed our acquisition of Allworx Corp., or “Allworx,” a privately held company, for $25 million in an all-cash transaction. Allworx develops, designs, markets and sells a complete phone and network system. The Allworx business provides manufacturing, distribution, and software and digital hardware engineering services that are designed to benefit small and medium-sized businesses, which will represent a more substantial portion of our customer base following the closing of the merger with McLeodUSA.

Results of Operations

The following table presents selected financial and operational data for each fiscal quarter of 2006 and the first three fiscal quarters of 2007:

	2006				2007 (5)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
	(in thousands, except for share data and operating data)
Financial Data:
Revenue:
Network services	$111,335	$114,030	$116,041	$118,941	$158,438	$228,010	$233,590
Carrier services	21,260	21,453	22,695	22,876	27,312	37,479	40,138
Integrated solutions	8,180	10,130	9,690	9,671	8,267	8,980	10,156

Total	$140,775	$145,613	$148,426	$151,488	$194,017	$274,469	$283,884

Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$(5,849)	$5,970	$(5,092)

Income (loss) per common share (1) (2):
Basic	$0.18	$(1.42)	$(0.05)	$0.08	$(0.11)	$0.06	$(0.05)
Diluted	$0.18	$(1.42)	$(0.05)	$0.06	$(0.11)	$0.05	$(0.05)

Adjusted EBITDA (3)	$22,426	$25,129	$18,685	$25,560	$34,193	$52,450	$53,817
Adjusted EBITDA, as a percentage of total revenue (3)	15.9%	17.3%	12.6%	16.9%	17.6%	19.1%	19.0%

Operating data (as of period end):
Total digital T1 transmission lines installed (net) (4):
By quarter	2,630	2,600	3,015	3,505	3,329	4,329	4,491
Cumulative	43,251	45,851	48,866	52,371	106,144	110,473	114,964

Total access line equivalents installed (4):
By quarter	63,120	62,400	72,360	84,120	79,896	103,896	107,784
Cumulative	1,038,024	1,100,424	1,172,784	1,256,904	2,547,456	2,651,352	2,759,136

(1)	Information is calculated for each quarter as a stand-alone period, and the sum of the four quarters in any year may not equal our reported results for that year.
(2)	For the first quarter of 2006, basic and diluted income per share is calculated using the “two-class” method, in accordance with Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, by dividing undistributed income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during that period, after giving effect to the participating security, which was the convertible redeemable preferred stock that was outstanding during that period. During the second quarter of 2006, as part of its leveraged recapitalization, PAETEC converted or repurchased all of its outstanding convertible redeemable preferred stock. As of September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted income per share does not apply to those periods.
(3)	Adjusted EBITDA, as defined by PAETEC, represents net income (loss) before interest, provision for (benefit from) income taxes, depreciation and amortization, change in fair value of Series A convertible redeemable preferred stock conversion right, stock-based compensation, leveraged recapitalization costs, loss on extinguishment of debt and integration/restructuring costs. Adjusted EBITDA is not a financial measurement prepared in accordance with United States generally accepted accounting principles, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Overview of PAETEC—Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for the year ended December 31, 2006 for our reasons for including adjusted EBITDA data and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net income (loss), as net income (loss) is calculated in accordance with GAAP:

	2006				2007 (5)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
	(in thousands)
Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625	$(5,849)	$5,970	$(5,092)
Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	7,593	8,586	9,117	9,322	13,153	20,932	35,205
Interest expense, net of interest income	2,199	3,778	9,410	9,608	13,264	17,648	16,590
Provision for (benefit from) income taxes	4,672	2,826	(530)	1,462	(2,898)	2,869	(1,846)

EBITDA	26,990	9,376	16,464	23,017	17,670	47,419	44,857
Change in fair value of Series A convertible redeemable preferred stock conversion right	(5,496)	(5,281)	—	—	—	—	—
Stock-based compensation	932	960	2,128	2,476	6,584	3,301	3,777
Leveraged recapitalization costs	—	14,993	93	67	—	—	—
Loss on extinguishment of debt	—	5,081	—	—	9,834	—	4,277
Integration/restructuring costs	—	—	—	—	105	1,730	906

Adjusted EBITDA	$22,426	$25,129	$18,685	$25,560	$34,193	$52,450	$53,817

(4)	An access line is a telephone line that extends from one of our central offices to a customer’s premises. We connect customers to our network by leasing digital T1 telephone and data transmission lines linking our customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. We calculate the number of access line equivalents we have installed by multiplying the number of digital T1 transmission lines we have installed by 24. Installed amounts by quarter do not include 50,444 digital T1 transmission lines or 1,210,656 access line equivalents acquired through our merger with US LEC as of February 28, 2007.
(5)	Includes results of US LEC after the merger closing date of February 28, 2007.

Three and Nine Months Ended September 30, 2007 Compared With Three and Nine Months Ended September 30, 2006

The following comparison of our operating results for the three months ended September 30, 2007 (the “2007 quarter”) and nine months ended September 30, 2007 (the “2007 nine-month period) to our operating results for the three months ended September 30, 2006 (the “2006 quarter”) and nine months ended September 30, 2006 (the “2006 nine-month period”) is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007. As a result of the merger transaction, US LEC’s operating results are included in our results for the 2007 nine-month period beginning on March 1, 2007. Because of the significance of the merger transaction, our operating results for the 2007 and 2006 periods are not directly comparable.

Revenue. Total revenue increased $135.5 million, or 91.3%, to $283.9 million for the 2007 quarter from $148.4 million for the 2006 quarter. Total revenue for the 2007 nine-month period increased $317.6 million, or 73.0%, to $752.4 million from $434.8 million for the 2006 nine-month period. The increases in total revenue were substantially attributable to the inclusion of US LEC’s results for the 2007 periods. Excluding US LEC’s results, total revenue increased $18.0 million, or 12.1%, over the 2006 quarter, and $49.1 million, or 11.3% over the 2006 nine-month period.

Revenue from network services increased $117.5 million, or 101.3%, to $233.6 million for the 2007 quarter from $116.0 million for the 2006 quarter. Revenue from network services increased $278.6 million, or 81.6%, to $620.0 million for the 2007 nine-month period from $341.4 million for the 2006 nine-month period. Revenue from carrier services increased $17.4 million, or 76.9%, to $40.1 million for the 2007 quarter from $22.7 million for the 2006 quarter. Revenue from carrier services increased $39.5 million, or 60.4%, to $104.9 million for the 2007 nine-month period from $65.4 million for the 2006 nine-month period. Revenue from integrated solutions increased $0.5 million, or 4.8%, to $10.2 million for the 2007 quarter from $9.7 million for the 2006 quarter. Revenue from integrated solutions decreased $0.6 million, or 2.1%, to $27.4 million for the 2007 nine-month period from $28.0 million for the 2006 nine-month period.

Excluding US LEC’s results for the 2007 quarter, revenue from network services increased $12.5 million, or 10.8%, over the 2006 quarter, revenue from carrier services increased $5.0 million, or 22.1%, over the 2006 quarter, and revenue from integrated solutions increased $0.5 million, or 4.8% over the 2006 quarter. Of total revenue for the 2007 quarter, revenue from network services, carrier services and integrated solutions accounted for 82.3%, 14.1% and 3.6%, respectively, compared to 78.2%, 15.3% and 6.5%, respectively, for the 2006 quarter. Excluding US LEC’s results, network services, carrier services and integrated solutions contributed 77.2%, 16.7% and 6.1%, respectively, to total revenue for the 2007 quarter.

Excluding US LEC’s results for the 2007 nine-month period, revenue from network services increased $38.5 million, or 11.3%, over the 2006 nine-month period, revenue from carrier services increased $11.2 million, or 17.2%, over the 2006 nine-month period, and revenue from integrated solutions decreased $0.6 million, or 2.1%, over the 2006 nine-month period. Of total revenue for the 2007 nine-month period, revenue from network services, carrier services and integrated solutions accounted for 82.4%, 13.9%, and 3.6%, respectively, compared to 78.5%, 15.0% and 6.4%, respectively, for the 2006 nine-month period. Excluding US LEC’s results, network services, carrier services and integrated solutions contributed 78.5%, 15.8%, and 5.7%, respectively, to total revenue for the 2007 nine-month period.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service from 48,866 lines as of September 30, 2006 to 114,964 lines as of September 30, 2007. US LEC accounted for 55,310 of the lines in service as of September 30, 2007. Our integrated solutions business has a longer revenue cycle and may produce irregular trends on a quarterly basis.

Access revenue represented 9.5% of total revenue for the 2007 quarter, or 10.6% excluding US LEC’s results, and 10.9% of total revenue for the 2006 quarter. Access revenue represented 9.7% of total revenue for the 2007 nine-month period, or 10.8% excluding US LEC’s results, and 11.1% of total revenue for the 2006 nine-month period. Reciprocal compensation constituted 1.8% of total revenue for the 2007 quarter, or 2.2% excluding US LEC’s results, and 2.7% of total revenue for the 2006 quarter. Reciprocal compensation constituted 2.0% of total revenue for the 2007 nine-month period, or 2.3% excluding US LEC’s results, and 2.8% for the 2006 nine-month period. Most of PAETEC’s access fees and reciprocal compensation for these periods was generated by our carrier services. Access revenue constituted 42.8% of the total carrier services revenue for the 2007 nine-month period, which represented a decrease from 47.8% of total carrier services revenue in the 2006 nine-month period and a decrease from 45.1% of total carrier services revenue when US LEC’s results are excluded from the 2007 nine-month period. Access revenue constituted 41.7% of the total carrier services revenue for the 2007 quarter, which represented a decrease from 46.2% of total carrier services revenue in the 2006 quarter and a decrease from 43.2% of total carrier services revenue when US LEC’s results are excluded from the 2007 quarter. Access revenue, as a percentage of network services revenue, was 4.4% for the 2007 quarter, or 4.5% excluding US LEC’s results, and 4.9% for the 2006 quarter. Access revenue, as a percentage of network services revenue, was 4.5% for the 2007 nine-month period, or 4.6% excluding US LEC’s results, and 4.9% for the 2006 nine-month period. The decrease in access fees and reciprocal compensation was principally attributable to a shift in product mix.

Cost of Sales. Cost of sales increased to $133.4 million for the 2007 quarter from $72.2 million for the 2006 quarter, principally because of the inclusion of US LEC’s results in the 2007 quarter. Excluding US LEC’s results, cost of sales increased to $79.7 million. Cost of sales increased to $353.6 million for the 2007 nine-month period from $209.4 million for the 2006 nine-month period. Excluding US LEC’s results, cost of sales increased to $229.7 million. In each quarter, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls. The higher cost of sales in the 2007 periods principally reflected the increase in the number of digital T1 transmission lines in service discussed above.

Leased transport charges increased to $98.6 million, or 73.9% of cost of sales, for the 2007 quarter from $48.2 million, or 66.8% of cost of sales, for the 2006 quarter. Leased transport charges increased to $260.4 million, or 73.7% of cost of sales, for the 2007 nine-month period from $139.6 million, or 66.7% of cost of sales for the 2006 nine-month period. The increase in leased transport charges for the 2007 quarter was primarily attributable to the inclusion of US LEC’s results of $43.9 million, or 81.7% of US LEC’s portion of cost of sales. The increase in leased transport charges for the 2007 nine-month period was primarily attributable to inclusion of US LEC’s results of $101.5 million, or 81.9% of US LEC’s portion of cost of sales. The increase in leased transport charges for the 2007 periods was also partially attributable to increases in the amount of network services sold. For both the 2007 quarter and nine-month periods, the increase in leased transport charges as a percentage of cost of sales was primarily attributable to the shift in product mix referred to above.

Usage costs for local and long distance calls increased to $28.5 million, or 21.4% of cost of sales, for the 2007 quarter from $17.2 million, or 23.8% of cost of sales, for the 2006 quarter. Usage costs for local and long distance calls increased to $76.1 million, or 21.5% of cost of sales, for the 2007 nine-month period from $51.6 million, or 24.7% of cost of sales, for the 2006 nine-month period. The increase in usage costs was primarily attributable to the inclusion of US LEC’s results of $9.5 million, or 17.7% of US LEC’s portion of cost of sales, in the 2007 quarter, and $21.6 million, or 17.4% of US LEC’s portion of cost of sales, in the 2007 nine-month period. The increase in usage costs for local and long distance calls for the 2007 periods was also partially attributable to increases in the amount of network services and carrier services sold. The increase was partially offset by a decrease in the average usage rates we are charged by network providers. For both the 2007 quarter and the 2007 nine-month period, the decrease in usage costs as a percentage of cost of sales was primarily attributable to fluctuations in the mix of products sold during those periods.

Cost of sales as a percentage of total revenue decreased from 48.6% for the 2006 quarter to 47.0% for the 2007 quarter. Cost of sales as a percentage of total revenue decreased from 48.2% for the 2006 nine-month period to 47.0% for the 2007 nine-month period. This decrease was primarily attributable to inclusion of US LEC’s results in the 2007 quarter and 2007 nine-month period and to the amount of voice and data services that we provided using our own network and facilities, as well as to network efficiencies we achieved by aggregating network traffic using points of presence located near clusters of our customers. We anticipate that the integration activities related to consolidation and integration of the PAETEC and US LEC networks will continue to generate reductions in cost of sales as a percentage of total revenue. We expect to achieve such savings in cost of sales by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $100.4 million for the 2007 quarter from $58.7 million for the 2006 quarter. The increase was primarily attributable to the US LEC merger in February 2007, which contributed to an increase in salaries, wages, and benefits of $17.2 million (principally due to an increase in our total number of employees from approximately 1,300 at September 30, 2006 to approximately 2,300 at September 30, 2007), to an increase of $11.5 million in sales commissions related to increased total revenue, and to an increase in stock-based compensation of approximately $1.6 million related to stock-based equity grants made during the 2007 nine-month period. Excluding the effect of stock-based compensation, selling, general and administrative expenses as a percentage of total revenue decreased to 34.0% for the 2007 quarter from 38.1% for the 2006 quarter, primarily because the rate at which we have increased our total revenue has exceeded the rate at which we have incurred increased compensation costs from hiring new employees. Excluding selling, general and administrative expenses (including stock-based compensation) and revenues attributable to US LEC’s operations, our selling, general and administrative expenses represented 39.9% of total revenue in the 2007 quarter.

Selling, general and administrative expenses increased to $272.0 million for the 2007 nine-month period from $163.3 million for the 2006 nine-month period. The total increase was primarily attributable to our acquisition of US LEC in the 2007 nine-month period, which contributed to an increase in salaries, wages, and benefits of $46.2 million (principally due to an increase in our total number of employees from approximately 1,300 at September 30, 2006 to approximately 2,300 at September 30, 2007), to an increase of $25.8 million in sales commissions related to increased total revenue, and to an increase in stock-based compensation of approximately $9.6 million from $4.0 million for the 2006 nine-month period, related to stock-based equity grants made during the 2007 nine-month period. Selling, general and administrative expenses as a percentage of total revenue decreased to 36.1% for the 2007 nine-month period from 37.6% for the 2006 nine-month period.

As of September 30, 2007 there was $9.8 million of total unrecognized compensation expense related to unvested stock options granted under our stock incentive plans. We expect to recognize the expense over a weighted-average period of 1.4 years. As of September 30, 2007 there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $14.6 million,, which we expect to recognize over a weighted-average period of 1.2 years.

For full-year 2007, we expect a decline from full-year 2006 in selling, general and administrative expenses as a percentage of total revenue, primarily because we anticipate that our revenue will increase more rapidly than these expenses. In addition, we expect to achieve savings in these expenses from our integration activities related to our merger with US LEC by reducing employee levels, eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs.

Litigation Settlement. Our results for the 2006 quarter included a $1.5 million litigation settlement charge for a ruling in favor of MCI-WorldCom Network Services, Inc., which had brought suit against us to recover previously disputed access charges. The $1.5 million litigation settlement charge reflected the incremental amount of the ruling not previously recorded.

Integration and Restructuring Costs. In connection with the US LEC merger, we have incurred integration and restructuring costs. We recognized approximately $0.9 million for the 2007 quarter, primarily related to costs associated with separated employees and from lease termination agreements for duplicative facilities. Substantially all of the recognized amounts are expected to be paid by December 31, 2007.

Depreciation and Amortization. Depreciation and amortization expense increased to $35.2 million for the 2007 quarter from $9.1 million for the 2006 quarter, and to $69.3 million for the 2007 nine-month period from $25.3 million for the 2006 nine-month period. The increase was primarily attributable to higher depreciation expense resulting from an increase of $483.5 million in gross property and equipment since September 30, 2006, principally as a result of property and equipment we acquired in the US LEC merger and as part of our network deployment and maintenance. Further, for the 2007 quarter and 2007 nine-month period, $13.4 million and $14.4 million, respectively, of amortization expense was recognized related to the acquired fair value of US LEC’s customer relationships intangible asset with an expected useful life of five years. We expect that depreciation and amortization expense for full-year 2007 will increase from depreciation and amortization expense for full-year 2006 due to our addition of gross property and equipment and customer relationships intangibles acquired from US LEC and to a planned increase in capital expenditures in 2007. Future depreciation and amortization expense may change significantly once we complete our fair value assessment of acquired intangibles related to the US LEC merger and if we complete our merger with McLeod USA.

Loss on Extinguishment of Debt. For the 2007 nine-month period, we recognized a $14.1 million loss on debt extinguishment, which represents the elimination of $9.8 million of debt issuance costs related to the senior secured indebtedness refinanced in connection with the US LEC merger and $4.3 million of debt issuance costs as a result of the senior secured credit facility amendment entered into in connection with our July 2007 offering of senior notes. For the 2006 nine-month period, the leveraged recapitalization we completed in June 2006 resulted in a loss on debt extinguishment of approximately $5.1 million, which was attributable to the write-off of $4.3 million of unamortized debt issuance costs related to the extinguishment of our existing senior secured credit facility and to lease termination fees of $0.8 million related to the termination of our capital leases.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right. The Series A convertible redeemable preferred stock conversion right was eliminated as a result of our leveraged recapitalization in June 2006.

Interest Expense. Interest expense increased to $18.0 million for the 2007 quarter from $10.0 million for the 2006 quarter, and to $51.0 million for the 2007 nine-month period from $17.1 million for the 2006 nine-month period, primarily due to higher average outstanding debt balances during the 2007 periods resulting from the leveraged recapitalization and merger-related borrowings under our senior secured credit facilities and senior notes. Our average outstanding debt balances were $798.0 million for the 2007 quarter and $707.2 million for the 2007 nine-month period compared to $375.0 million for the 2006 quarter and $211.7 million for the 2006 nine-month period. As of September 30, 2007, borrowing rates under the senior credit facility agreement and senior notes averaged 8.5%. At September 30, 2006, borrowing rates were 8.9% and 12.9% under our first and second lien credit agreements, respectively.

Other Income, Net. Other income, net increased to $ 1.4 million for the 2007 quarter from $1.1 million for the 2006 quarter, primarily as a result of an increase in dividend/interest income.

Income Taxes. The provision for income taxes for the quarters ended September 30, 2007 and 2006 include a provision for federal and state taxes based on the annual effective tax rate applicable to us and our subsidiaries for these periods. The difference between the statutory rate and our effective tax rate for the period ended September 30, 2007 was primarily attributable to the effect of non-deductible stock-based compensation.

As of September 30, 2007, we had approximately $112 million in net operating loss carryforwards, or “NOLs,” relating specifically to the financial activity of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries through February 28, 2007, and the financial activity of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries, from March 1, 2007 through September 30, 2007. In general, Section 382 of the Internal Revenue Code, or “IRC Section 382,” places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the time of an ownership change. The entire balance of our NOLs is subject to annual limitations under IRC Section 382, although we expect that we will be able to use the pre-change deferred tax assets related to the NOLs prior to their expiration.

We acquired approximately $334 million of NOLs pursuant to the US LEC merger. We performed a comprehensive analysis to determine our ability to use the acquired NOLs. Based on this analysis, we concluded that US LEC incurred a change in ownership within the meaning of IRC Section 382 as a result of the merger, and that as of March 1, 2007, the $334 million pre-change NOLs would be subject to an annual limitation under IRC Section 382. We further concluded that an annual limitation of approximately $14.3 million would be imposed on these NOLs. To the extent that US LEC has a net unrealized built in gain, or “NUBIG,” at the date of the ownership change, the limitation could be increased during the first five years following the ownership change pursuant to IRC Section 382 and published notices. Our analysis supports the conclusion that a NUBIG existed at the date of the ownership change providing for the increase in the annual limitation by approximately $21 million during the five-year period immediately following the ownership change. Based on this conclusion, a combined NOL limitation of $35.3 million will exist on the acquired NOLs during the five years immediately following the ownership change and an annual limitation of $14.3 million will exist thereafter. The overall analysis supports our ability to use the deferred tax assets related to the acquired NOLs prior to their expiration. As a result, we have allocated approximately $117.0 million to deferred income tax assets for the acquired NOLs as part of the allocation of purchase price related to the US LEC merger (see Note 2).

In July 2006, the Financial Accounting Standards Board, or “FASB,” issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, or FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. We adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of January 1, 2007 and September 30, 2007 was $0.6 million, the majority of which, if recognized, would affect the effective tax rate.

Liquidity and Capital Resources

During the 2007 nine-month period in connection with the combination of PAETEC Corp. and US LEC, we obtained $850 million of new senior secured credit facilities and refinanced substantially all of our senior secured indebtedness, including borrowings outstanding under the credit facilities we had obtained in connection with the leveraged recapitalization PAETEC completed in September 2006. The expansion of our company as a result of the merger has resulted in an increase in our capital expenditures program and in other cash requirements to support future growth. In July 2007 we amended our senior secured credit facilities and prepaid $300 million principal amount of borrowings under those facilities with the proceeds of a new issue of our senior notes and cash on hand.

Source and Uses of Cash. Our net cash provided by operating activities was $50.5 million for the 2007 nine-month period and $31.8 million for the 2006 nine-month period.

Our investing activities during the 2007 nine-month period consisted primarily of activities related to the US LEC merger and the purchase and installation of property and equipment. Investing activities during the 2006 nine-month period consisted primarily of the purchase and installation of property and equipment.

Net cash provided by financing activities was $290.1 million in the 2007 nine-month period, primarily due to US LEC merger-related items. Net cash used by financing activities was $7.3 million in the 2006 nine-month period. As part of PAETEC’s June 2006 leveraged recapitalization, we obtained $375.0 million in proceeds from two new senior secured credit facilities, which we used to pay some or all of the cash required for the leveraged recapitalization, to pay off our existing debt, including our existing senior secured credit facility and capital leases. As part of the leveraged recapitalization, we paid $205.0 million to the holders of PAETEC’s Series A convertible redeemable preferred stock for the redemption of the Series A convertible redeemable preferred stock and accumulated dividends, and purchased from some of our stockholders, a total of 6,546,526 shares of Class A common stock for approximately $56.9 million in cash. In the 2006 nine-month period, we paid $10.9 million in debt issuance costs, of which approximately $2.3 million related to the February 2006 amendment and restatement of our previously existing senior secured credit facility, and approximately $8.6 million related to the new senior secured credit facilities entered into as part of the leveraged recapitalization.

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

Under the credit agreement, as amended by the Amendment, the credit facilities consist of a term loan facility in a total principal amount of $498 million of which is drawn, and a revolving credit facility in a total available principal amount of $50 million, none of which was drawn as of the Amendment closing date. We may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $225 million the total principal amount of borrowings available under the term loan facility. Any such increased borrowings may be used for capital expenditures and general corporate and working capital purposes.

We are required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $5.0 million during the first 5  1/2 years after the Amendment closing date.

Borrowings under the amended credit facilities bear interest, at our option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or the London interbank offered rate, or “LIBOR,” plus a margin of 2.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the total leverage ratio described below.

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

On July 10, 2007, we closed an offering of $300 million in aggregate principal amount of 9.5% Senior Notes due 2015, which were issued pursuant to an Indenture, dated as of July 10, 2007, among PAETEC Holding, the subsidiary guarantors of PAETEC Holding named therein, and The Bank of New York, as trustee. We sold the senior notes in an offering exempt from the registration requirements of the Securities Act of 1933.

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

The senior notes are PAETEC Holding’s senior unsecured obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness. Each of PAETEC Holding’s restricted subsidiaries that is eligible and required under the indenture to do so has guaranteed the senior notes on a senior unsecured basis. Each guarantee ranks or will rank equally in right of payment with all existing and future senior indebtedness of the guarantor. The senior notes and the guarantees are effectively subordinated in right of payment to all of PAETEC Holding’s and the guarantors’ existing and future secured obligations, to the extent of the value of the assets securing that indebtedness.

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

We have entered into a registration rights agreement, dated as of July 10, 2007, pursuant to which we have agreed to use commercially reasonable efforts to file a registration statement with the SEC to exchange the senior notes for a new issue of substantially identical debt securities in an exchange registered under the Securities Act or, if required, to file a shelf registration statement to cover resales of the notes under specified circumstances. If we fail either to cause the exchange offer registration statement to be declared effective or to complete the exchange offer within the period specified in the indenture or, if required, to cause any shelf registration statement with respect to resales of the senior notes to be declared effective within the period specified in the indenture, or if the exchange offer registration statement or any shelf registration statement is declared effective but thereafter ceases to be effective or usable, subject to specified exceptions, in connection with exchanges or resales of the senior notes, we will be required to pay additional interest to the holders of the notes under some circumstances. The additional interest in the case of a registration default will accrue at an annual rate of 0.25% with respect to the first 90-day period immediately following the occurrence of any such default and will increase by the 0.25% annual rate with respect to any subsequent 90-day period during which such a registration default continues, up to a maximum increase of 1.00% in the annual interest rate.

Other Debt Obligations. Other debt as of September 30, 2007 includes our vehicle note obligations of approximately $0.1 million.

See Note 5 to our consolidated financial statements appearing elsewhere in this report for additional information regarding our debt.

Operating Lease Obligations. We have entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. We recognize rent expense under these leases on a straight-line basis. We occupy our corporate headquarters under a 20-year lease agreement. We expect that our annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. Our rental payments under the lease were $1.4 million for the 2007 nine-month period.

Purchase Obligations. Our purchase obligations represent non-cancelable contractual obligations for equipment and services.

Other Long-Term Liabilities. Included in our long term-liabilities as of September 30, 2007, for which we anticipate no payments to be required during the periods presented or thereafter, are deferred revenues, the fair value of our interest rate swap agreements, and deferred rent credits.

Capital Requirements. We expect that, to maintain and enhance our network and services and to generate planned revenue growth, we will continue to require significant capital expenditures. We currently estimate that our capital expenditures, including assets we anticipate acquiring under capital leases, will total approximately $85.0 million for 2007, including the approximately $52.2 million of capital expenditures we applied in the 2007 nine-month period. We expect to fund all of our 2007 capital expenditures from cash flows from operations and cash on hand. The actual amount and timing of our capital requirements may differ materially from our estimates as a result of regulatory, technological and competitive developments in our industry. As of September 30, 2007, we had entered into agreements with vendors to purchase approximately $17.4 million of equipment and services, of which we expect $14.9 million to be delivered and payable in 2007, $1.1 million to be delivered and payable in 2008, $1.1 million to be delivered and payable in 2009, and $0.3 million to be delivered and payable in 2010.

As of September 30, 2007, we had a total of approximately $105.5 million of cash and cash equivalents. We believe that our cash on hand, cash flow from operations and the proceeds we expect to be available under our revolving credit facility will provide sufficient cash to enable us to pay costs in connection with our proposed acquisition of McLeodUSA, fund our planned capital expenditures, make scheduled principal and interest payments, meet our other cash requirements and maintain compliance with the terms of our financing agreements for at least the next 12 months. After the foregoing period, we may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for our services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities. If our plans or assumptions change or prove to be inaccurate, or if we seek to complete additional acquisitions of other businesses or to accelerate the expansion of our business, the foregoing sources of funds may prove to be insufficient and we may accordingly seek additional capital. Additional sources of capital may include equity financing, additional borrowings and other financing arrangements, such as vendor financing. In addition, if we believe we can obtain additional debt financing on advantageous terms, we plan to seek such financing at any time, including before completion of our proposed acquisition of McLeodUSA, to the extent that advantageous market conditions and other factors permit us to do so. The debt financing we plan to seek may be in the form of additional term loans under our senior secured credit facility or additional senior notes having substantially the same terms as, or different terms from, our existing senior notes. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to increase revenue or operate profitably.

Recent Accounting Pronouncements

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. As of September 30, 2007, $400.0 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, we had capped our interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00% on $175.0 million. A change of one percentage point in the interest rates applicable to our $400.0 million of variable-rate debt not subject to an interest rate swap contract as of September 30, 2007 would result in a fluctuation of approximately $4.0 million in our annual interest expense.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2006 fiscal year could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties described below, or not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or operating results.

We have described below some changes from the risks described in our Annual Report on Form 10-K based principally on developments that have occurred since we filed that report. Some of the risks describe risks and uncertainties to which we expect our business will be subject if we complete our proposed acquisition of McLeodUSA Incorporated described elsewhere in this report. The completion of this acquisition remains subject to closing conditions.

Recent and future regulatory decisions exempting incumbent carriers from specified portions of the Communications Act of 1934 with regard to the provision of certain broadband services and other regulatory requirements could have an adverse effect on the cost of operating PAETEC’s network.

PAETEC’s business could suffer if, as a result of Federal Communications Commission, or “FCC,” action, incumbent carriers negotiate the rates, terms and conditions associated with broadband services PAETEC purchases from them in a manner adverse to PAETEC. On December 20, 2004, Verizon Communications Inc. filed a petition with the FCC seeking to forbear the application of specified regulations under the Communications Act to some stand-alone broadband services, such as asynchronous transfer mode, or “ATM,” Frame Relay and similar packet-switched or IP-based services. The regulations, among other things, require Verizon to price retail and wholesale services under tariff, provide those services as a carrier of last resort, and maintain those services, including pricing, under the control of regulatory authorities. In March 2006, the FCC announced that Verizon’s forbearance petition was deemed granted, although this action is the subject of an appeal. Because the FCC issued no formal order, the scope of the forbearance grant is not clear. PAETEC purchases some of the affected services from Verizon and is engaged in discussions with Verizon as to the effect of the FCC’s action on the current rates, terms and conditions of these services. On October 12, 2007, the FCC issued an order granting similar but more limited broadband forbearance relief to AT&T Inc. The FCC agreed to treat AT&T’s existing packet-switched broadband telecommunications services and existing optical transmission services as non-dominant and no longer subject to some regulatory requirements. On October 25, 2007, the FCC issued an order granting similar broadband forbearance relief to Embarq Corporation and Citizens Communication Company. Each of the FCC’s AT&T, Embarq and Citizens broadband forbearance orders has been appealed. Because the FCC issued its orders only recently, and because the orders are subject to judicial review, the scope of their impact on PAETEC and the telecommunications industry is not yet clear. It is possible that the FCC may now scale back the broadband forbearance relief previously granted to Verizon in the interest of regulatory parity. The FCC also is considering deregulating the broadband services of Qwest Communications International Inc., which could increase PAETEC’s cost of services. Although it is possible that the FCC will grant Qwest’s petition only to the same extent that it granted the AT&T, Embarq and Citizens petitions, PAETEC cannot predict the outcome of this proceeding or the impact it will have on the company and the industry. The FCC also recently agreed to forbear from enforcing certain structural separation requirements and dominant carrier regulations relating to incumbent Bell operating company in-region long distance services. This continued trend toward deregulation of incumbent carriers is expected to improve the ability of these carriers to compete and may increase PAETEC’s costs to the extent PAETEC relies on these carriers for products and services that no longer are subject to regulation.

If PAETEC cannot continue to interconnect with and obtain key network elements and special access services from some of its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

PAETEC will not be able to provide its local voice and data services on a profitable basis, if at all, unless it is able to continue to interconnect with and obtain key network elements and special access service from some of PAETEC’s primary competitors on acceptable terms. To offer local voice and data services in a market, PAETEC must connect its network with the networks of the incumbent carrier in that market. This relationship is governed by an interconnection agreement between the incumbent carrier and PAETEC. Interconnection agreements can be terminated or modified and from time to time may expire and require renegotiation and renewal. If PAETEC is not able to renegotiate or enter into agreements on terms that are favorable to it, PAETEC’s cost of doing business could increase and its ability to compete could be impeded.

PAETEC also must lease from other providers special access lines and an increasing number of unbundled network elements, or “UNEs,” to connect customers to its network. To provide its local voice and data services, PAETEC depends on existing regulations that require some of these special access lines, UNEs and other wholesale services to be provided to competitive carriers on specified terms. Because PAETEC relies on a limited number of suppliers for access to these services, PAETEC is vulnerable to the risk that it may not be able to renew its contracts with these suppliers on favorable terms or be able to obtain services promptly under these contracts.

Recent and pending regulatory developments may reduce the extent to which incumbent carriers are required to lease special access lines to competitive carriers such as PAETEC or may permit incumbent carriers to increase the prices they charge for such lines. These developments or similar future developments could limit or terminate PAETEC’s affordable access to the network components it needs to provide local voice and data services.

In February 2005, the FCC released an order limiting the number and types of UNEs and transport services that incumbent local exchange carriers must make available to competitive carriers such as PAETEC. As a result, incumbent carriers today make most UNEs and related transport services available to competitive carriers through commercial arrangements that are not subject to regulatory pricing and other constraints. The absence of regulation with respect to these UNEs means that PAETEC’s costs could increase where it relies on UNEs or where it must forego UNEs altogether and seek to rely instead on special access services. Although PAETEC historically has relied more on special access services than UNEs to connect end-user customers to its network, PAETEC’s acquisition of US LEC in February 2007 increased, and the proposed acquisition of McLeodUSA would further increase, PAETEC’s overall reliance on UNEs for such purposes. As a result, although the majority of PAETEC’s end-user connections continue to rely on special access services, PAETEC today is more susceptible to changes in the rates, terms and conditions of UNEs than it was in the past. If PAETEC cannot continue to secure access to these UNEs at competitive rates and on favorable terms and conditions, and if PAETEC cannot successfully convert end-user connections that rely on these UNEs to special access arrangements under such circumstances, PAETEC may not be able to provide its services at an acceptable profit.

Before their respective mergers, AT&T and MCI, Inc. offered some network services and elements in competition with the incumbent carriers. However, the mergers between AT&T and SBC Communications Inc., between MCI and Verizon and between AT&T and BellSouth Corporation could significantly increase the cost of the high-speed circuits PAETEC must lease to connect its customers to PAETEC’s switching equipment by reducing the number of providers that offer those high-speed circuits. PAETEC after the merger also could incur increased circuit costs in portions of the Qwest region, where these other large incumbents may not have a significant presence. Such a development could decrease the competitive pressure on other carriers to maintain low rates for those circuits.

McLeodUSA’s particular dependence on UNEs of regional Bell operating companies could affect PAETEC’s ability to offer services in the McLeodUSA service regions at a profit after the merger.

McLeodUSA today provides services to the vast majority of its customers using its own network facilities in combination with the “last-mile” connections it leases from the regional Bell operating companies, or “RBOCs,” as UNEs and, in some instances, other network elements and services purchased from them. Without access to these UNEs and communications services provided by the RBOCs in these areas, McLeodUSA could not economically provide services to most of its customers. Because of this dependence, McLeodUSA’s communications services are highly susceptible to changes in the rates, terms and conditions for access to RBOC network facilities and to possible inadequate service quality. If the RBOCs or other companies are legally entitled to deny or limit further access to their network elements or communications services, or if regulatory decisions allow them to charge higher rates or impose unfavorable terms and conditions for accessing these elements or services, PAETEC may not be able to offer communications services in the McLeodUSA service regions at a profit after the merger.

In addition, existing regulations and future regulatory decisions by the FCC may eliminate McLeodUSA’s current access to elements of RBOC networks at cost-based prices and may enable the RBOCs to offer those elements on a commercial rather than a regulated basis that would make these elements uneconomical for McLeodUSA to use. McLeodUSA may not be able to obtain commercial agreements or special access services on terms that would continue to permit it to offer local services using the network facilities of RBOCs at profitable and competitive rates, which may lead PAETEC after the merger to exit such markets and decrease the combined company’s customer base and revenues.

A continuing trend toward regulatory forbearance by the FCC could impede PAETEC’s ability to compete in certain markets after the merger.

In September 2005, the FCC granted UNE loop and transport forbearance relief to Qwest in Omaha, Nebraska, which is a metropolitan statistical area where McLeodUSA has a business presence. The FCC’s decision enabled Qwest to eliminate access to UNEs at regulated cost-based rates to competing carriers such as McLeodUSA in a number of central offices in Omaha. The resulting increase in costs has effectively precluded McLeodUSA from continuing to be able to provide competitive services in Omaha using Qwest’s network facilities. McLeodUSA has asked the FCC to reconsider its decision, but the outcome of this request is uncertain. Meanwhile, Qwest has sought similar forbearance relief in the metropolitan statistical areas of Denver, Colorado; Minneapolis-St. Paul, Minnesota; Phoenix, Arizona; and Seattle, Washington. Verizon has filed a similar forbearance petition covering the metropolitan statistical areas of Boston, Massachusetts; New York, New York; Philadelphia and Pittsburgh, Pennsylvania; Providence, Rhode Island; and Virginia Beach, Virginia. If these or other, future petitions are successful, competitive carriers such as PAETEC and McLeodUSA that rely on incumbent carrier UNEs in the affected markets likely will experience cost increases, which may impede their ability to compete.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with PAETEC’s network infrastructure and operations.

To obtain and maintain rights-of-way and similar rights and easements needed to install, operate and maintain fiber optic cable and other network elements, PAETEC after the merger must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. The failure to obtain or maintain any rights-of-way could interfere with PAETEC’s operations, interfere with its network infrastructure and its use of that infrastructure and adversely affect PAETEC’s business. For example, if PAETEC loses access to a right-of-way, it may need to spend significant sums to remove and relocate its facilities.

Liabilities may arise in connection with the federal Universal Service program.

The FCC has established a “Universal Service” program that is intended to ensure that affordable, high-quality basic telecommunications services are available to all residents of the United States. All providers of telecommunications are required to make contributions to support federal and state universal service goals, and contributions to the federal Universal Service program are assessed against interstate and international end-user telecommunications gross revenues.

On August 1, 2007, the Universal Service Administration Company, or “USAC,” which administers the federal Universal Service program on behalf of the FCC, notified McLeodUSA that the agency had completed an audit of McLeodUSA’s contributions to the federal Universal Service program based upon McLeodUSA’s 2005 revenues. McLeodUSA’s total contribution to the federal Universal Service program in 2005 was $6.6 million. The audit report concluded that McLeodUSA underreported or misclassified certain telecommunications service revenues, resulting in a contribution shortfall in 2005 of approximately $4.0 million. McLeodUSA disagrees with portions of the audit report and is continuing to negotiate with USAC in an attempt to revise or amend the agency’s findings. On October 1, 2007, McLeodUSA appealed the audit findings to the FCC. If the audit findings are upheld, McLeodUSA may be required to pay the contribution shortfall with respect to 2005 revenues, and McLeodUSA also may have similar additional liabilities with respect to its 2006 and 2007 contributions, which were calculated by McLeodUSA using the same methodology as in 2005. McLeodUSA’s business may be materially adversely affected by a negative outcome of this dispute.

McLeodUSA’s Dynamic Integrated Access services will not be successful unless there is public acceptance of IP telephony and public policy that enables McLeodUSA to offer IP-based services using network elements and commercial services purchased from traditional telephony service providers.

The success of McLeodUSA’s Dynamic Integrated Access services is dependent upon future demand for IP-based telephony and data services. The growth of the Internet telephony market is dependent on several factors. McLeodUSA must continue to have access to the last-mile digital circuits at economical prices that enable McLeodUSA to offer IP-based services using these leased facilities. McLeodUSA also must continue to have the ability to terminate Voice Over Internet Protocol calls using existing local interconnection facilities. In addition, IP providers must continue to improve quality of service for real-time communications so that toll-quality service can be provided. IP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service, including emergency calling features and capabilities. IP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, the IP-based services business of PAETEC after the merger may not grow. In addition, IP telephony service is a relatively new technology and PAETEC may encounter difficulties, including regulatory hurdles and other problems that it may not anticipate, that may adversely affect the success of its IP-based services.

Adverse rulings on McLeodUSA’s disputes with AT&T and Qwest and other litigation risks could materially adversely affect the business, financial condition and results of operations of PAETEC after the merger.

McLeodUSA is involved in certain disputes with AT&T and Qwest and is subject to other litigation risks which, if they result in adverse outcomes for McLeodUSA, could materially adversely affect the business, financial condition and results of operations of PAETEC after the merger.

As a result of a settlement McLeodUSA reached with Qwest prior to McLeodUSA’s emergence from Chapter 11 of the U.S. bankruptcy code, McLeodUSA filed complaints against Qwest with several state utility commissions related to a colocation billing dispute. McLeodUSA had withheld payments to Qwest because it believed that Qwest had not properly implemented McLeodUSA’s amended interconnection agreement with Qwest. Also as a result of the settlement with Qwest, McLeodUSA filed a civil complaint against Qwest. PAETEC may not be able to continue to provide the range of telecommunications services that PAETEC’s customers need or seek. PAETEC may lose some of its customers or be unable to attract new customers if it cannot offer these services.

If PAETEC fails to maintain proper and effective internal control over financial reporting or fails to implement any required changes, PAETEC’s ability to produce accurate financial statements could be impaired, which could increase its operating costs and adversely affect its ability to operate its business.

PAETEC expects that it will be required to provide annual management assessments of the effectiveness of its internal control over financial reporting beginning with its fiscal year ending December 31, 2007, and to provide reports by PAETEC’s independent registered public accounting firm addressing these assessments beginning with PAETEC’s fiscal year ending December 31, 2008. Ensuring that PAETEC has adequate internal control over financial reporting so that PAETEC can produce accurate financial statements on a timely basis is a costly and time-consuming effort that must be re-evaluated frequently. PAETEC is in the process of documenting, reviewing and improving PAETEC’s internal controls and procedures in anticipation of becoming subject to the foregoing requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain adequate internal controls, or the inability to produce accurate financial statements on a timely basis, could increase PAETEC’s operating costs and impair PAETEC’s ability to operate its business. Implementing any required changes to PAETEC’s internal controls may require modifications to PAETEC’s existing accounting systems or additional accounting personnel. The internal control assessment process could be costly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) As previously reported, in connection with the business combination by merger of PAETEC Corp. and US LEC Corp., PAETEC Holding assumed certain warrants to purchase US LEC common stock that were issued in December 2002 as part of a US LEC debt financing transaction. In the merger, each US LEC warrant was converted into a warrant to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original warrant, at the same exercise price. During the quarter ended September 30, 2007, we issued a total of 331,579 shares of common stock to two warrant holders upon such holders’ exercise of US LEC warrants. We issued such shares at an exercise price of $1.90 per share in “cashless exercise” transactions. In connection with the foregoing non-public offering of our common stock to the investors, we relied on the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) thereof and Regulation D thereunder.

(c) The following table provides information about our purchases of common stock during the quarter ended September 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1, 2007 – July 31, 2007(1)	134	$11.83	Not applicable	Not applicable
August 1, 2007 – August 31, 2007(1)	914	$11.85	Not applicable	Not applicable
September 1, 2007 – September 30, 2007(1)	968	$12.17	Not applicable	Not applicable

Quarter ended September 30, 2007	2,016	$12.00	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, PAETEC pursuant to provisions in agreements with recipient of awards granted under our 2007 Omnibus Incentive Plan allowing PAETEC to withhold, or the recipient to deliver to PAETEC, the number of shares having the fair value equal to tax withholding due.

Item 5. Other Information

On November 7, 2007, our board of directors approved the adoption of the PAETEC Holding Corp. Employee Stock Purchase Plan and recommended approval of the plan by our stockholders at our 2007 annual meeting, which is scheduled for December 18, 2007. The implementation of the plan is subject to stockholder approval.

The purpose of the employee stock purchase plan is to enable eligible employees of PAETEC or any of our participating affiliates, through payroll deductions, to purchase shares of our common stock, to increase the employees’ interest in our growth and success and to encourage employees to remain in the employ of PAETEC and our subsidiaries. Under the employee stock purchase plan, 4,100,000 shares of PAETEC common stock would be available for purchase by eligible employees, including executive officers. PAETEC will determine the length and duration of the periods during which payroll deductions will be accumulated to purchase shares of common stock. The first purchase period is expected to begin on April 1, 2008, subject to stockholder approval. The compensation committee will administer the plan, and will have the authority to prescribe, amend and rescind rules relating to it, including the purchase price for the shares sold. The purchase price for a given purchase period may not be less than 85% of the fair market value of a share of PAETEC common stock on the first trading day of the purchase period or the day on which the shares are purchased, whichever is lower. No employee may purchase PAETEC common stock in any calendar year under the plan having an aggregate fair market value in excess of $25,000, and PAETEC may impose additional limitations on participation. Because participation in the plan is subject to the discretion of each eligible employee and the amounts received by participants under the plan are subject to the fair market value of PAETEC common stock on future dates, the benefits or amounts that will be received by any participant if the plan is approved are not currently determinable.

Item 6. Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among PAETEC Holding Corp., McLeodUSA Incorporated and PS Acquisition Corp. (including the form of lock-up agreement). Filed as Exhibit 2.1 to Current Report on Form 8-K of PAETEC Holding Corp. filed on September 17, 2007 (the “September 17, 2007 Form 8-K”) and incorporated herein by reference.

4.1	Indenture, dated as of July 10, 2007, among PAETEC Holding Corp., the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to Current Report on Form 8-K of PAETEC Holding Corp. filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of September 25, 2007, among PAETEC Holding Corp., the New Guarantors named therein and The Bank of New York, as trustee. Filed as Exhibit 4.1 to Current Report in Form 8-K of PAETEC Holding Corp. filed on September 25, 2007 and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 10, 2007, by and among PAETEC Holding Corp., the subsidiaries of PAETEC Holding Corp. listed on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.1	First Amendment to Credit Agreement, effective as of July 10, 2007, amending that certain Credit Agreement dated as of February 28, 2007, among PAETEC Holding Corp., as borrower, the lenders from time to time party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, CIT Lending Services Corporation, as documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2	Form of Voting Agreement, dated as of September 17, 2007, by and among PAETEC Holding Corp., McLeodUSA Incorporated and each of Edward J. Butler, Arunas A. Chesonis, H. Russell Frisby, Jr., William R. McDermott, Keith M. Wilson and Mark Zupan. Filed as Exhibit 10.1 to the September 17, 2007 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated: November 14, 2007	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among PAETEC Holding Corp., McLeodUSA Incorporated and PS Acquisition Corp. (including the form of lock-up agreement). Filed as Exhibit 2.1 to Current Report on Form 8-K of PAETEC Holding Corp. filed on September 17, 2007 (the “September 17, 2007 Form 8-K”) and incorporated herein by reference.

4.1	Indenture, dated as of July 10, 2007, among PAETEC Holding Corp., the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to Current Report on Form 8-K of PAETEC Holding Corp. filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of September 25, 2007, among PAETEC Holding Corp., the New Guarantors named therein and The Bank of New York, as trustee. Filed as Exhibit 4.1 to Current Report in Form 8-K of PAETEC Holding Corp. filed on September 25, 2007 and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 10, 2007, by and among PAETEC Holding Corp., the subsidiaries of PAETEC Holding Corp. listed on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.1	First Amendment to Credit Agreement, effective as of July 10, 2007, amending that certain Credit Agreement dated as of February 28, 2007, among PAETEC Holding Corp., as borrower, the lenders from time to time party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, CIT Lending Services Corporation, as documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2	Form of Voting Agreement, dated as of September 17, 2007, by and among PAETEC Holding Corp., McLeodUSA Incorporated and each of Edward J. Butler, Arunas A. Chesonis, H. Russell Frisby, Jr., William R. McDermott, Keith M. Wilson and Mark Zupan. Filed as Exhibit 10.1 to the September 17, 2007 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

* Filed herewith.