Form 10-K
period 2007-12-31
PAETEC Holding Corp.
filed 2008-03-31
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $914.9 million based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the registrant’s common stock outstanding on March 27, 2008 was 141,004,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2008 Annual Meeting of Stockholders	Part III

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

Unless we indicate otherwise, references in this report to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and PAETEC Corp. and its subsidiaries for all periods before the completion of the merger with US LEC Corp. on February 28, 2007. For the period from February 28, 2007 through February 7, 2008, such references also include US LEC Corp. and its subsidiaries. For the period from and after February 8, 2008, such references include US LEC Corp., McLeodUSA Incorporated and their respective subsidiaries.

Item 1.	Business.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC Holding had approximately 3,900 employees as of March 1, 2008. As of March 1, 2008, excluding the effect of the McLeodUSA merger, PAETEC Holding had in service 124,261 digital T1 transmission lines, which represented the equivalent of 2,982,264 telephone lines, for over 30,000 business customers in a service area encompassing 53 of the top 100 metropolitan statistical areas.

PAETEC Holding was incorporated in Delaware in August 2006, and its predecessor, PAETEC Corp., was incorporated in Delaware in 1998. PAETEC Holding’s principal executive offices are located at One PAETEC Plaza, 600 Willowbrook Office Park, Fairport, New York 14450, and our telephone number at that address is (585) 340-2500.

We maintain a corporate Internet web site at www.paetec.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish the reports with the SEC. The contents of our web site are not a part of this report. The SEC maintains an Internet web site at www.sec.gov that contains reports and other information regarding PAETEC Holding.

Merger Transactions

Acquisition of McLeodUSA Incorporated

On February 8, 2008, PAETEC completed its business combination by merger with McLeodUSA Incorporated, which we refer to as “McLeodUSA.” In accordance with the merger agreement, a PAETEC merger subsidiary merged with and into McLeodUSA, which was a privately held company. McLeodUSA was the surviving corporation in the merger and became a wholly-owned subsidiary of PAETEC upon completion of the merger.

McLeodUSA provides integrated communications services to small and medium-sized enterprises, and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers. As part of McLeodUSA’s package of integrated communications solutions, it provides a wide variety of voice and data services, including local and long distance voice, dedicated broadband Internet access, e-mail, virtual private networking, managed network security, conference calling, and high capacity private line services. McLeodUSA also provides wholesale communications services to other communications services providers through its extensive network facilities, covering approximately 17,000 local route miles.

At the effective time of the McLeodUSA merger, each outstanding share of common stock of McLeodUSA was converted into the right to receive 1.30 shares of PAETEC Holding common stock and each outstanding McLeodUSA stock option was assumed by PAETEC Holding and converted into an option to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option adjusted by the merger exchange ratio. The terms and conditions of the assumed stock option awards otherwise generally remained the same, without any accelerated vesting, unless accelerated vesting was otherwise provided for in the applicable award agreement of the stock option holders. Based on the number of shares of McLeodUSA common stock outstanding at the effective time of the McLeodUSA merger, a total of approximately 39,975,000 shares of PAETEC Holding common stock were issuable to former McLeodUSA stockholders. The McLeodUSA stock options assumed by PAETEC Holding in the McLeodUSA merger are exercisable for a total of approximately 3,500,000 shares of PAETEC Holding common stock.

Additional information about the McLeodUSA merger is set forth in Note 16 to the consolidated financial statements appearing elsewhere in this report.

Acquisition of US LEC Corp.

On February 28, 2007, PAETEC Corp. completed its combination with US LEC Corp., which we refer to as “US LEC.” Before the combination, which was effected by two mergers, which we sometimes refer to collectively as the “US LEC merger,” PAETEC Holding Corp. was a wholly-owned subsidiary of PAETEC Corp. formed by PAETEC Corp. to complete the US LEC merger. PAETEC Holding had no operations or material assets before the US LEC merger. As a result of the US LEC merger, PAETEC Corp. and US LEC became wholly-owned subsidiaries of PAETEC Holding. US LEC is a provider of data and voice services to medium-sized and large businesses and enterprises in 16 Eastern states and the District of Columbia.

Pursuant to the US LEC merger, each outstanding share of Class A common stock of PAETEC Corp. was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding and each outstanding share of US LEC Class A common stock was converted into the right to receive 1.0 share of PAETEC Holding common stock. At the effective time of the US LEC merger, each then outstanding option, warrant or other right to acquire Class A common stock of PAETEC Corp. or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on the same terms and conditions applicable to such option, warrant or right in effect before the US LEC merger, without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right were adjusted based on the applicable exchange ratio.

Acquisition of Allworx Corp.

On October 31, 2007, PAETEC completed its acquisition of Allworx Corp., a privately held company, for $25 million in an all-cash transaction. Allworx develops, designs, markets and sells a complete phone and network system. The Allworx business provides manufacturing, distribution, and software and digital hardware engineering services that are designed to benefit small and medium-sized businesses, which represent a more substantial portion of PAETEC’s customer base following its acquisition of McLeodUSA.

Accounting for Mergers

Each of the foregoing merger transactions was accounted for as a purchase of the applicable company by PAETEC using the purchase method of accounting under generally accepted accounting principles. As a result, the assets, including identifiable intangible assets, and liabilities of each company as of the effective time of the merger were or will be recorded at their respective fair values and added to those of PAETEC. Any excess of purchase price over the net fair values of such company’s assets and liabilities was or will be recorded as goodwill. Consolidated financial statements of PAETEC after the effective time of each transaction reflect or will reflect those fair values and will not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The results of operations of each acquired company have been or will be combined with the results of operations of PAETEC and have been or will be included in the results of operations of PAETEC beginning on the effective date of the applicable transaction. Following each transaction, the earnings of PAETEC reflect or will reflect the effect of any additional indebtedness and purchase accounting adjustments, including any increased interest expense and depreciation and amortization of acquired assets.

PAETEC’s Business

PAETEC provides a range of voice and data services on a retail basis to large, medium-sized and, to a lesser extent, small end-user business customers. PAETEC complements its offering of these “network services” with sales to its retail customers of “integrated solutions,” including software applications, network integration services, managed and other services, and communications equipment. PAETEC also offers a range of voice and data “carrier services” on a wholesale basis to other communications companies and to larger-scale purchasers of network capacity. Its retail sales and marketing initiatives focus on bundling its network services and integrated solutions for sale to its core business and institutional customers. PAETEC believes this bundling adds value for its customers and increases its share of its customers’ expenditures on communications services.

To deliver its communications services, PAETEC historically has employed a cost-effective network strategy of combining telephone and data transmission lines that it leases with other electronic network components that it owns and operates to serve its customers in 23 states in the Eastern and Southern regions of the United States, parts of the Midwest and Western regions as well as in the District of Columbia. With the acquisition of McLeodUSA in February, 2008, PAETEC has been able to complement this strategy and extend its geographic service coverage with the addition of a large facilities-based network that offers integrated communications services in portions of 20 states, 18 of which PAETEC did not previously serve, in the Midwest, Rocky Mountain, Southwest and Northwest regions of the United States.

As of March 1, 2008, McLeodUSA’s broadband network and facilities spanned approximately 17,000 local route miles, and the combined company operated 77 traditional voice switching facilities and 39 Internet Protocol, or “IP,” soft switches, and had more than 3.5 million access line equivalents in service.

Although the combined company’s existing base of residential customers increased as a result of the McLeodUSA acquisition and it expects to continue to support that base, it does not actively market residential services to new customers. PAETEC’s provision of residential services is not a material part of its business.

Services and Solutions

PAETEC has designed its network, developed its back office systems and trained its employees and sales agents to support a broad line of services. PAETEC believes its ability to bundle a package of value-added communications services enables it to build customer loyalty, increase the penetration of its existing markets and facilitate its entry into additional markets.

Network Services

PAETEC offers a range of network services and solutions to its retail end-user customers, including both voice services, such as local telephone services, domestic and international long distance services and calling card services, and data services, such as broadband Internet access services and outsourced private networking services. PAETEC also provides other services that relate to its core business, such as service management tools that permit its customers to prioritize their IP applications, as well as network storage and PC back-up applications. PAETEC’s strategy has been to expand these service offerings over time and to complement them with a variety of “integrated solutions” that are also offered on a retail basis. PAETEC derived approximately 82% of its total revenue for 2007 from its network services.

Local Telephone Services. PAETEC’s local telephone services include basic local dial tone service, call waiting, call forwarding, call return, caller ID, voicemail, universal messaging, directory assistance, hunting, call pick-up, repeat dialing and speed dialing services. In some regions, PAETEC also offers its business customers a remote office feature that enables them to place calls from any location but appear to be calling from their offices, as well as a simultaneous ring feature that provides customers with the ability to have their calls ring at multiple locations, providing greater flexibility than traditional call forwarding. PAETEC also receives revenue from originating and terminating local and long distance traffic of other communications companies with customers on its network. PAETEC has entered into interconnection agreements with the traditional regional Bell operating companies, or “RBOCs,” that historically provided local telephone service, as well as with other large local telephone companies operating in its markets. These agreements currently allow PAETEC to interconnect its network with the networks of those companies to offer local telephone services in 48 states and the District of Columbia.

Long Distance Services. PAETEC offers a range of switched and dedicated long distance services to customers connected to its network. These include services that originate and terminate within the same local transport area and in different local transport areas, international services, 1+ outbound services and inbound toll-free services. PAETEC also offers ancillary long distance services, such as operator assistance, calling cards and pre-paid long distance. In those instances where PAETEC is not able to connect a customer to its network, the company resells the long distance services of other communications carriers through agreements it has entered into with those carriers. PAETEC generally sells its long distance services as part of a bundle that includes one or more of its local services offerings, its other network service offerings or its integrated solutions offerings.

Internet Connectivity and Other Networking Services. PAETEC offers its customers the following broadband Internet connectivity and other networking services:

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

•

Virtual private network services. Virtual private networks, or “VPNs,” are secure, outsourced networks that link multiple customer locations by using computer software to dedicate circuits solely for the customer’s use, instead of building a physical circuit to the customer. PAETEC offers virtual private network services to businesses seeking a cost-effective means of creating their own secure networks for communicating and conducting business with their employees, customers and suppliers.

•

Internet security services. To supplement its Internet access services, PAETEC offers data encryption services and electronic message screening services on a resale basis to customers that seek to minimize security issues associated with direct Internet access.

Related Services. PAETEC also offers its customers in some regions the following additional services that relate to its core business:

•

IP traffic classification. PAETEC’s service management tools enable customers to classify their IP traffic into tiers for voice, video conferencing, enterprise data and Internet traffic. These tools permit some types of traffic to be prioritized to ensure quality during transmission and delivery.

•

Network storage. PAETEC’s VPN services provide the company’s customers with the ability to store and share files on network-based storage devices. Customers can access their files remotely or via their VPN connection and establish unique privileges on all shared files.

•

PC back-up. PAETEC provides its virtual private network customers with the application-based ability to back up their workstations to PAETEC’s network-based storage devices, as well as to restore backed-up files that otherwise might be lost or damaged.

Carrier Services

PAETEC supplements the network services and integrated solutions it provides to end users on a retail basis with its wholesale offering of voice and data “carrier services” to other communications providers and to larger-scale purchasers of network capacity. PAETEC’s carrier services customers include communications companies that resell PAETEC’s local and long distance services, interactive voice response providers, Voice over Internet Protocol, or “VoIP,” providers, other “competitive carriers” such as PAETEC that have been formed as a result of the Telecommunications Act of 1996, government agencies, wireless service providers, web services providers and Internet service providers. PAETEC derived approximately 14% of its total revenue for 2007 from its carrier services.

PAETEC offers the following services to some or all of its carrier customers:

•	dedicated local services, including primary rate interface services, that provide high capacity local service for carrier access services, such as dial up Internet access and VoIP services;

•	local voice and related enabling services, such as digital loop carrier services and local switching services;

•	long distance transport and termination;

•	long distance network services, including special access services;

•	origination, including toll-free origination, for competitive local providers and other carriers;

•	network security services for local resale service providers and other competitive carriers;

•

end user multiprotocol label switching aggregation services that provide secure IP communications connections between carrier end users and single or multiple network points of presence, or “POPs,” of the carrier;

•	local access to Internet service providers;

•	high-speed Internet connectivity for Internet service providers and web services applications;

•	Internet transit services that provide global routing;

•	network optimization management software for competitive local providers and long distance carriers; and

•	colocation services in which the customer’s equipment is installed in its network equipment centers.

The majority of PAETEC’s carrier services revenue historically has been generated by long distance termination and origination for competitive local providers and other carriers. PAETEC provides its regional customers with the flexibility to extend their coverage areas without extending their operational centers or investing in additional personnel through the use of PAETEC’s centralized network equipment centers.

Integrated Solutions

As part of its package of retail solutions offerings, PAETEC offers a variety of customized services that help customers build and operate their own voice and data networks. Sales of these offerings often result in subsequent sales of one or more of PAETEC’s network services. These customized services enhance customer retention and frequently represent a decisive factor for customers that choose PAETEC over its competitors for the provision of network services. PAETEC derived approximately 4% of its total revenue for 2007 from its integrated solutions.

Applications Services. PAETEC’s Pinnacle software product provides customers with many of the network management and cost allocation capabilities of a telecommunications carrier. Customers using PAETEC’s software are able to perform rate inquiries, initiate trouble ticketing, track work orders and perform other tasks associated with maintaining a large scale internal telecommunications network. In addition, Pinnacle software customers can track and allocate the costs of voice, data and other communications charges at the individual, departmental and general ledger levels. Following PAETEC’s acquisition of McLeodUSA, similar functionality is offered in some portions of PAETEC’s service region through Dynamic Integrated Access, or “DIA,” services that use both IP and time-division multiplexing technology to link voice and data lines on the same high-speed connection, and a user-friendly Internet web portal for customer self-management and administration. PAETEC’s target market segment for these products includes institutions with large internal telecommunications networks, such as Fortune 1,000 companies, universities and government agencies.

Network Design and Implementation. PAETEC offers design, installation and maintenance services for networks, including local and wide area networks, located on the customers’ premises.

Customer Premise Equipment Sales, Installation and Leasing. PAETEC sells and installs equipment located on its customers’ premises. This equipment historically has included private branch exchanges, local area networks and servers and routers. Following its acquisition of Allworx in October 2007, PAETEC develops and sells complete phone and network systems and provides software and digital hardware engineering services specifically designed to benefit small and medium-sized businesses. In addition, to complement its own work force, PAETEC establishes relationships with local equipment installation companies to sell and install equipment that PAETEC does not sell directly. PAETEC also facilitates the network integration efforts of select customers through its “Equipment for Services” leasing program. This program helps customers secure financing to lease the telecommunications equipment. PAETEC bundles the associated lease payments on the customers’ regular invoices for the telecommunication services they purchase from the company.

Network Management. Some customers outsource the operations and management of their private network to PAETEC. From its multiple network operating centers, PAETEC can use its advanced network, service management and impact analysis tools to monitor the networks of these customers 24 hours each day, for all seven days of the week, with a high degree of network reliability. PAETEC’s field network technicians and maintenance partners provide corresponding network management services at the customers’ premises.

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

PAETEC’s Network Architecture and Deployment

Overview. PAETEC has developed, installed and continues to invest in a flexible voice and data network that facilitates delivery of its services. To deploy its network, PAETEC historically has employed a cost-effective strategy of combining telephone and data transmission lines that it leases with other electronic network components that it owns and operates. PAETEC believes that this network deployment strategy has allowed it to enter new markets relatively rapidly and to offer its customers flexible technological solutions tailored to their specific needs. PAETEC also believes that this flexible network deployment strategy will allow it to adapt to emerging technological innovations. Recently, PAETEC has augmented this approach through its acquisition of McLeodUSA’s substantial fiber-based network.

Leased “Last Mile.” PAETEC traditionally has connected its customers to its network primarily by leasing “special access” digital T1 transmission lines. PAETEC has increasingly supplemented its use of special access lines with unbundled network platform, or “UNE,” digital T1 transmission lines. PAETEC has obtained most of these digital transmission lines, which provide a dedicated connection between its customer locations and its switches, from major communications providers such as AT&T Inc., Sprint Nextel Corporation, Embarq Corporation, Verizon Communications, and tw telecom inc. (formerly Time Warner Telecom Inc.). These connections provide PAETEC’s customers with a minimum of 24 available channels over which PAETEC can provide network services. PAETEC’s strategy traditionally has been to form relationships with multiple providers of communications lines to improve service reliability through alternative network paths and to lower its costs through competitive procurement.

Packet Technology. PAETEC’s network infrastructure and operations support systems enable it to control the types of services that it offers, how these services are packaged and how they are integrated to serve customers. Through its installation of IP routers at its switch sites, PAETEC has deployed packet-based technology to augment its traditional circuit-switching technology. Circuit switch-based systems, which historically have dominated the public telephone network, establish a dedicated channel for each communication, such as a telephone call for voice or fax, maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switched systems format the information to be transmitted into a series of shorter digital messages called “packets.” Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. Unlike circuit-switching, packet-switching does not require a single dedicated channel between communication points. This type of communication between sender and receiver is considered connectionless, rather than dedicated. Most traffic over the Internet, which is a connectionless network, uses packet-switching technology. We believe a transition to combining the delivery of PAETEC data and voice services over a converged packet-based network enables PAETEC to streamline the delivery of core communications services to our customer base in a more flexible manner than circuit-switching technology has permitted, to deliver a new generation of product offerings, and to more effectively and efficiently leverage the company’s network assets.

Network Infrastructure and Backbone Network. PAETEC’s network backbone enables it to offer high-quality Internet access and virtual private networking services. This backbone consists of high-capacity fiber optic telephone and data transmission lines that PAETEC leases and that allows it to transport traffic between points on its network. The packet-switching portion of PAETEC’s backbone is based on Internet Protocol, which is a broadly deployed standards-based protocol that allows unrelated computer networks to exchange data and is the technological basis of the Internet. IP technology has enabled PAETEC to accelerate network traffic flow and has made it easier and less costly for PAETEC to manage its network. This technology generally makes more of the network capacity available for revenue-generating customer traffic. PAETEC’s backbone network is intended to provide a network switching presence close to the customer to reduce access and switching costs, and to allow the company to expand its network rapidly to meet customer demand. This regional design also is intended to enhance service reliability and allow PAETEC to improve quality and speed.

McLeodUSA Network

With the recent acquisition of McLeodUSA, PAETEC obtained a large facilities-based network that reaches portions of 20 states. As of March 1, 2008, McLeodUSA’s network spanned approximately 13,000 intercity and 4,000 metropolitan local route miles and encompassed approximately 1,000,000 intercity backbone fiber miles and 500,000 fiber miles of metropolitan local fiber optic cable. McLeodUSA’s network includes approximately 650 colocations, enabling it to access UNE loops, special access digital T1 lines and UNE digital T1 lines from within RBOC central offices to connect to customer locations in local service areas using shorter access loops. In addition, McLeodUSA can serve outlying areas of its markets where it does not have colocations by using enhanced extended loops or special access T1 lines to connect more remote customer locations to its network. McLeodUSA operates and maintains an intercity multiprotocol label switching Internet backbone with a national distributed IP voice switching architecture and a traditional circuit-switch-based network to provide voice services to commercial and residential customers. McLeodUSA provides these services as a facilities-based carrier through direct connection to a limited number of customer locations, or use of network facilities in combination with the “last mile” access loops (UNE digital T1 or special access) which it purchases from incumbent carriers.

Geographic Markets

As of March 1, 2008, PAETEC provided service in 79 of the top 100 metropolitan statistical areas and operated 81 switches.

Sales and Marketing

Sales Strategy. PAETEC’s goal is to be the most customer- and employee-oriented provider of communications services in its markets. PAETEC targets large, medium-sized and, with the acquisition of McLeodUSA, small businesses and institutions that it believes can benefit from the company’s value-added services. PAETEC pursues a decentralized sales strategy, which grants its sales representatives substantial flexibility to negotiate the pricing and other terms of its customer agreements, subject to meeting specified revenue and profitability requirements. For this strategy to succeed, PAETEC must be able to attract, train, motivate and retain skilled sales professionals. PAETEC seeks to recruit sales representatives with experience working for other communications providers, telecommunications equipment manufacturers and network systems integrators in the company’s existing and target markets. PAETEC then augments that experience with an internal training program and with software tools that provide its sales representatives with the information they need to negotiate profitable customer contracts.

The sales teams in each of the markets in which PAETEC provides communications services is led by its executive vice president of sales, who is responsible for the acquisition and retention of all accounts in the applicable market and reports directly to the company’s chief operating officer. Each team generally includes branch sales managers, account managers, sales representatives, sales engineers and field technicians. PAETEC’s sales teams use a variety of methods to qualify leads and schedule initial appointments, including developing relationships with local industry associations and obtaining customer referrals.

PAETEC’s sales representatives generally make the initial customer contacts and sales, and later serve as the principal customer liaison. At the time of the first sale, PAETEC assigns the customer to an account manager who has responsibility for account follow-up and the sale of additional services. As PAETEC develops new services, the account managers work with existing customers that could benefit from the new service. PAETEC also staffs each local sales office with support specialists, who assist the sales force, and with a sales engineer, who coordinates switching the customer to PAETEC service. PAETEC’s service agreements with new customers generally have initial terms of three years that may be terminated by the customer at any time following a specified notice period and upon payment of a termination fee. Following expiration of the initial term, PAETEC seeks to enter into a new fixed-term agreement with the customer. If a new agreement is not reached, the initial agreement will continue on a monthly basis until terminated by the customer or by PAETEC. Some of PAETEC’s integrated solutions agreements have initial terms of up to five years.

Pricing Strategy. For each prospective customer, PAETEC’s sales force uses proprietary software tools that it developed to conduct profitability and pricing analysis for use in preparing proposals. This procedure serves to ensure that PAETEC maintains its focus on obtaining customers that meet internal profitability standards, while illustrating the potential benefits that a customer may realize by using a broader bundle of services. The focus of the pricing strategy is to allow PAETEC’s sales representatives maximum flexibility in pricing individual services so long as each bundled sale is profitable. In this way, PAETEC’s sales representatives can customize their sales approach, using its proprietary software, to the unique requirements and price sensitivities of each customer. PAETEC believes that this pricing flexibility provides its sales force with a competitive advantage over the sales efforts of many other telecommunications carriers. In addition, PAETEC believes this tailored approach to service pricing allows the company to position itself as a flexible and responsive service provider at the initial point of contact with customers.

Sales Force. As of March 1, 2008, PAETEC conducted its direct sales and marketing activities through approximately 1,200 employee sales representatives. As of the same date, PAETEC maintained a total of 76 sales offices in 32 states and the District of Columbia. Each sales office is generally staffed with at least one sales manager, who has primary responsibility for the results of that office. PAETEC uses its sales offices not only to target businesses and other customers operating within its markets, but also to solicit and service national accounts. To increase operating efficiency, some of its sales offices support the sales teams for multiple markets.

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

The efforts of PAETEC’s direct sales force are complemented by marketing activities conducted by independent sales agents. PAETEC seeks to select sales agencies that are well known to medium-sized and large businesses and institutions in their markets, and trains its sales agents on how to retain and develop the customer accounts they introduce to the company. For 2007, customers referred to PAETEC by its sales agents generated approximately 38% of the company’s network services revenue. As of March 1, 2008, approximately 100 of its employees were dedicated to developing and supporting its agent program.

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

Customer Concentration. No single customer represented 10% or more of our total operating revenues for 2007, 2006 or 2005.

Back Office Systems

PAETEC believes that its information systems and procedures for operations support and other back office systems enable it to price its services competitively, to meet the needs of its customers and to interface with other carriers. PAETEC also believes that its PAETEC, US LEC, and McLeodUSA billing platforms and invoice options are a key factor in satisfying and retaining customers. PAETEC produces a single, easy to read invoice for each network services customer. Formats for invoices include paper, e-mail, disc and file transfer protocol depending on customer preferences. PAETEC’s invoice reports include the full array of industry standards available online or via paper copy and can be tailored to a customer’s specific needs. For example, PAETEC provides account codes that enable a customer to track expenses by employee, department or division. PAETEC has also invested in development of its customer portal, PAETEC Online. Based in part on customer feedback from the company’s advisory boards, PAETEC has implemented numerous customer self-service functions available via the Internet. A PAETEC customer can view an invoice, pay a bill, check the status of a trouble ticket, add a service such as a calling card or account code, or change the routing of a tollfree number online without having to call PAETEC’s service center. PAETEC is currently assessing its plans and schedule for using one common billing platform for all of its operations.

PAETEC has developed a common front-end sales tool utilizing a combination of Oracle’s E-business suite and custom developed internal software. All sales personnel in the field submit prospects and sales forecasts as well as generate customer proposals and contracts through Oracle Sales. This enables PAETEC to have real-time, single source data on sales performance across the country. PAETEC anticipates that McLeodUSA operations will migrate to Oracle Sales during 2008.

For order fulfillment for its non-McLeodUSA operations, PAETEC utilizes Oracle’s MetaSolv Software for work flow management, number assignment, and maintaining engineering records and inventory. This system is also used to enter and monitor customer and network related trouble tickets. In addition, PAETEC has implemented service order management and tracking systems that are linked to the billing system, and electronic gateways to the incumbent local exchange carriers to allow for automated and rapid provisioning, local number portability and new service offerings.

To complement its back office systems, PAETEC has developed and follows a quality management system. PAETEC’s system focuses on measuring results and seeking continuous improvement, as well as documenting best practices and duplicating them throughout the company. PAETEC expects to extend its quality management system to McLeodUSA during 2008.

Acquisitions

To supplement its internal growth, PAETEC has pursued a targeted acquisition strategy that has sought acquisition candidates that fulfill one or more of the following objectives:

•	to increase its penetration of existing markets;

•	to expand into new markets;

•	to achieve operating efficiencies; and

•	to enhance its ability to sell and deliver value-added services.

PAETEC continues to seek acquisition candidates that will add customers and cash flow to its existing network services business or that will enhance its ability to sell and deliver value-added services. In accordance with this strategy, PAETEC focuses its acquisition efforts on other competitive carriers, on local and long distance providers, on enhanced service providers, on network integrators and on equipment solutions providers. From time to time, PAETEC may consider selective acquisitions of those types of businesses that PAETEC believes will enhance its package of service offerings, increase its customer base and bring experienced back office, technical and customer service personnel to the company.

Competition

The telecommunications industry is highly competitive. PAETEC competes primarily on the basis of the price, availability, reliability, variety and quality of its service offerings and on the quality of its customer service. Price competition in the markets for various telecommunications products and services has been intense and is expected to increase. As technology evolves, new products and services also are being introduced that could affect the price we are able to charge for our services. PAETEC’s competitors in the provision of local and long distance telecommunications include:

•	incumbent carriers such as AT&T, Qwest and Verizon;

•	independent long distance carriers such as Sprint Nextel, and other competitive carriers like PAETEC; and

•

other types of companies, including wireless carriers, resellers, cable companies, Internet service providers, satellite carriers, equipment vendors, network integration outsourcing vendors, electric utilities, and businesses offering long distance data and voice services using VoIP.

Incumbent Carriers. PAETEC believes that its primary competition in each of its markets will continue to be the incumbent carriers, which are the large telephone companies, such as AT&T, Qwest and Verizon, that today incorporate the traditional RBOCs that historically provided local telephone service. These companies offer a comprehensive package of local, long distance and Internet services to their customers in direct competition with PAETEC. Some of these companies, such as AT&T and Verizon, also are investing heavily to upgrade their networks, which will enhance their ability to offer a range of services and compete with PAETEC.

Incumbent carriers generally have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than PAETEC’s and have the potential to subsidize competitive services with revenue from a variety of other businesses. In addition, as demonstrated by the recent mergers between AT&T and SBC, between Verizon and MCI, and between AT&T and BellSouth, some incumbent carriers are growing in size, which is expected to improve their ability to compete. While the Communications Act of 1934, as amended, which we refer to as the “Communications Act,” and past decisions by the Federal Communications Commission, or “FCC,” and state regulatory commission have established extensive obligations on the incumbent carriers to allow non-incumbent carriers such as PAETEC to interconnect with the facilities of the incumbent carriers and to obtain critical network elements, such as digital T1 transmission lines, from those carriers, the scope of those obligations has been narrowed pursuant to recent court decisions and regulatory changes. These developments, which have resulted in increased pricing flexibility and relaxed regulatory oversight for incumbent carriers, may have a negative impact on PAETEC’s business opportunities and competitive position.

Recent FCC decisions and policy initiatives provide incumbent carriers with increased pricing flexibility for their private line, special access and switched access services. These recent FCC decisions and initiatives provide that, when an incumbent carrier demonstrates that competitors have made specified competitive inroads in providing a specified federally-regulated service in a geographic area, the incumbent carrier in that area may offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for its customers, or otherwise free itself of regulatory constraints. Regulators in some states have adopted or are considering similar forms of deregulation. These actions could have a material adverse effect on the ability of competitive carriers, including PAETEC, to compete with the incumbent carriers.

The ability of AT&T and Verizon to increase their rates for some special access services may be constrained in the near term as a result of conditions that were imposed by the FCC when AT&T merged with SBC and subsequently BellSouth, and when Verizon merged with MCI. The longer term effect of these conditions and their impact, if any, on PAETEC’s ability to purchase special access at competitive rates is unclear, particularly if AT&T and Verizon are able to raise prices for these special access services once the conditions expire. In addition, it is not clear what effect, if any, broader deregulation efforts involving AT&T, Verizon and other incumbent carriers will have on the prices these carriers are able to charge for special access services or to lease portions of their networks to competitive carriers such as PAETEC.

Consolidation of Established Long Distance Operators and Other Competitive Carriers. PAETEC also faces, and expects to continue to face, competition from other current and potential market entrants. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to a number of new competitors that may put PAETEC at a competitive disadvantage. Established long distance carriers such as AT&T, MCI and Sprint made significant inroads into the marketplace for local and other services, and the recent mergers between AT&T and SBC, between MCI and Verizon, and between AT&T and BellSouth increased the strength of those combined companies in both the local and long distance markets. These mergers also decreased the competitive alternatives available to PAETEC for various network elements and services. Many other incumbent and non-incumbent carriers also are expanding their facilities-based and non-facilities-based offerings in the long distance market. Other new competitive carriers already have established full service local operations in some of PAETEC’s current and target markets. Many competitive carriers and long distance service providers have been struggling financially, but PAETEC cannot accurately predict which of these carriers will be able to continue to compete effectively against it over time. PAETEC also cannot accurately predict all of the changes that the marketplace for telecommunications services may continue to experience. For instance, prices in the long distance market have declined significantly in recent years and are expected to continue to decline, but PAETEC cannot predict the ultimate effect this may have on its competitors or on its business.

Other Types of Companies. Other current and prospective competitors in the local and long distance voice and data markets include the following:

•	wireless carriers;

•	Internet service providers;

•	VoIP providers;

•	cable television companies;

•	electric utilities; and

•	others, such as resellers of local and long distance telephone services, microwave carriers, service providers offering alternative access methods, and private networks built by large end users.

Wireless Carriers. Technological advances and the entry of new competitors in wireless communications will provide increased competition for PAETEC. National carriers such as AT&T, Sprint Nextel, T-Mobile USA and Verizon Wireless, as well as smaller regional companies, provide local and long distance services that increasingly are viewed by consumers as competitive with the offerings of wireline telecommunications carriers such as PAETEC. Established providers in other industries, such as cable television companies, as well as companies that specifically target markets with defined demographic characteristics, also have entered into arrangements to resell or re-brand wireless services. Some of these providers have long-standing relationships with customers and financial, technical and marketing resources substantially greater than PAETEC’s. In addition, the availability of new wireless spectrum is expected to increase the number of wireless providers and improve their service offerings.

Industry consolidation also has resulted in the significant growth of traditional wireless competitors. Continued consolidation within the wireless industry could create economies of scope and scale that would improve the ability of wireless carriers to compete in the marketplace for telecommunications services. Recent advances in technologies allow wireless carriers to provide not only voice but also data transmission, Internet access services and next generation services, such as mobile multimedia products. In addition, the introduction of fixed wireless applications has facilitated the creation of companies that are in the process of installing equipment and building networks that may offer the same types of services that PAETEC offers or intends to offer. The planned deployment of WiMax technology, for example, will facilitate the development of similar broadband access services on a fixed and mobile basis.

Internet Service Providers. Advances in digital transmission technologies have created opportunities for the transmission of voice and data services over the Internet. Broadband Internet service providers such as AT&T, Qwest, Verizon and the largest cable television companies are exploiting their market position as incumbent providers of telecommunications or cable television services to promote their broadband Internet services and related voice and data applications. Traditional Internet service providers such as AOL LLC and Earthlink, Inc. also are exploring ways to become providers of voice and data services through new initiatives and strategic partnerships with large, well-funded incumbent carriers and other providers. If successful, these plans will increase the number of competitive providers of broadband service, which could place additional downward pressure on prices for such service.

VoIP Providers. PAETEC expects to face increasing competition from companies offering long distance data and voice services using VoIP. The emergence of these companies could present a competitive threat, principally because the regulatory classification of VoIP remains unclear. Providers of VoIP services may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation fees, if these regulatory classification issues are resolved in favor of VoIP providers. Such a resolution could impede PAETEC’s ability to compete against these providers on the basis of price.

Cable Television Companies. Cable television companies such as Cablevision Systems Corp., Comcast Corporation, Cox Communications Inc. and Time Warner Cable Inc. have continued to deploy telecommunications and broadband Internet access services aggressively to customers on a broad scale. These companies initially deployed telecommunications services using circuit-switched facilities, but, increasingly, these companies are using VoIP applications and other technologies to provide voice services in a less costly, more efficient manner. In addition, some of these companies, including Time Warner, Cox and Comcast, have announced plans to resell wireless services, which potentially could lead to the creation of new bundled competitive service offerings that incorporate multimedia components of cable television and wireless broadband Internet access services at competitive rates. Some of these companies have recently acquired a financial interest in spectrum capable of accommodating advanced mobile wireless services. Such a development also could result in additional competitive offerings.

Electric Utilities. The electric utility industry has begun to develop technologies to permit broadband communications to be deployed over existing power lines and related infrastructure. These services, commonly referred to as broadband power line communications, or “PLC,” could eventually enable electric utilities to provide voice and data services in competition with us. Although broadband PLC is still in its infancy, the FCC has begun to develop a regulatory framework for its deployment, and a number of electric utilities are conducting field trials or have initiated limited commercial deployment of broadband services.

PAETEC expects that new competitors, including large computer hardware, software, media and other technology and telecommunications companies, will enter the tailored, value-added network services market, resulting in even greater competition. Some telecommunications companies and online services providers are currently offering broadband Internet access services, or have announced plans to expand these services and other network services. Other companies, including Time Warner, also have obtained or expanded their broadband Internet access products and services as a result of acquisitions. Still others, such as Google Inc., are developing new technologies and applications, the effect of which cannot at this time be determined. These developments may permit PAETEC’s competitors to devote greater resources to the marketing of existing competitive products and services and the creation of new competitive products and services. In addition, the ability of some of PAETEC’s competitors to bundle other services and products with outsourced corporate networking services or Internet access services could place it at a competitive disadvantage.

Regulation

PAETEC’s services are subject to varying degrees of federal, state and local regulation. The following summary of regulatory developments and legislation does not purport to describe all current and proposed federal, state and local regulations, administrative rulemakings and legislation affecting PAETEC. Federal and state legislation and regulations governing telecommunications and related services are a subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change, in varying degrees, the manner in which the communications industry operates.

Under the Communications Act, the rules of the FCC, and comparable state laws and regulations, PAETEC and other competitive carriers are required to provide service upon reasonable request and to interconnect their networks with the networks of other carriers, and are subject to other regulatory obligations, some of which are described below. The FCC exercises jurisdiction over PAETEC’s facilities and services to the extent they are used to provide, originate or terminate interstate or international communication services offered to the public. State regulatory commissions regulate the same facilities and services to the extent they are used to originate or terminate intrastate communication services offered to the public. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing rules to allow new companies to compete with the local phone companies that historically have operated as monopolies.

Existing federal and state regulations are subject to amendment by federal and state administrative agencies, judicial proceedings, and legislative action that could affect, in varying degrees, the manner in which PAETEC operates. Bills intended to amend the Communications Act are introduced in Congress from time to time and their effect on PAETEC and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on PAETEC’s business, particularly if it impairs PAETEC’s ability to interconnect with incumbent carrier networks, lease portions of those networks, or purchase portions of incumbent carrier services under acceptable rates, terms and conditions. PAETEC cannot predict the outcome of any ongoing legislative initiatives, administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon the company specifically. PAETEC is also subject to a variety of local regulations in each of the geographic markets in which it operates.

Federal Regulation

PAETEC is regulated by the FCC as a non-dominant carrier subject to minimal regulation under the Communications Act. Both the Communications Act and the FCC’s rules and policies implementing the Act generally favor entry into local and other telecommunications markets by new competitors, such as PAETEC, and seek to prevent anti-competitive practices by incumbent carriers.

Licenses and Authorizations. The FCC requires all telecommunications service providers, including non-dominant carriers such as PAETEC, to maintain authorizations to provide or resell domestic long distance and international services. The FCC generally has the power to modify or terminate a carrier’s authority to provide domestic long distance or international services for failure to comply with federal laws or FCC regulations and may impose fines or other penalties for violations. In addition, the FCC maintains jurisdiction to act upon complaints filed against any telecommunications service provider for failure to comply with statutory or regulatory obligations.

Tariffs and Retail Pricing Requirements. Under the Communications Act, PAETEC is subject to the general requirement that its charges, practices and classifications for communications services must be “just and reasonable,” and that it refrain from engaging in any “unjust or unreasonable discrimination” with respect to its charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier.

The FCC no longer requires non-dominant carriers to file tariffs with respect to long distance access and does not permit tariffing of domestic long distance or international services. Instead, the FCC requires carriers to post their interstate end user and international long distance rates and terms and conditions of service on the Internet and otherwise make the rates, terms and conditions for these services available to their customers. As a result, PAETEC’s non-tariffed interstate service offerings may no longer be subject to the “filed rate doctrine,” which provides that the terms of the filed tariff control all contractual disputes between a carrier and its customers. The current regulatory scheme could expose PAETEC to legal liabilities and costs, because the company may no longer be able to rely on this doctrine to settle disputes with customers. PAETEC currently enters into contracts with customers and notifies its customers when rates are adjusted or services are added or removed. PAETEC also no longer may rely on the tariff filings of its competitors to determine the extent to which their products and services are offered and are competitively priced compared to its own products and services. These changes could result in substantial administrative expenses over time.

Measures Designed to Speed Competitive Entry. The Communications Act imposes a variety of duties on local telephone service providers, including PAETEC, to promote competition in the provision of local telephone services. These duties include requirements to:

•	interconnect directly or indirectly with other carriers;

•	permit resale of services;

•	permit users to retain their telephone numbers when changing carriers;

•	provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices; and

•	establish reciprocal compensation arrangements for the transport and termination of telecommunications.

Incumbent carriers also are subject to additional duties that facilitate local market entry by competitive carriers such as PAETEC. For example, incumbent carriers must:

•	permit competitors to colocate their equipment on the premises of the incumbent carriers;

•

allow competitors to make use of designated elements of incumbent carrier networks on an unbundled basis, and on non-discriminatory, cost-based terms, in combination with or separate from other wholesale or special access services purchased from the incumbent; and

•	offer wholesale versions of their retail telecommunications services for resale at discounted rates.

Interconnection Agreements. Incumbent carriers are required to negotiate in good faith with competitive carriers such as PAETEC for interconnection, colocation, intercarrier compensation and providing access to unbundled network elements of the incumbent carrier. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier. Merger conditions agreed to by AT&T when it acquired BellSouth permitted a competitive carrier to extend its current interconnection agreement with AT&T, or duplicate any existing interconnection agreement involving incumbent AT&T in a different state, subject to an exception for state-approved pricing.

PAETEC, through one or more operating subsidiaries, is a party to interconnection agreements with the following incumbent carriers:

•	AT&T, for PAETEC’s Connecticut, Illinois, Indiana, Texas, Arkansas, Kansas, Michigan, Missouri, Ohio, Oklahoma and Wisconsin markets and a portion of its California market;

•

Verizon, for PAETEC’s Virginia, Maryland, District of Columbia, Delaware, Pennsylvania, New Jersey, Rhode Island, Massachusetts, New Hampshire, North Carolina, South Carolina, Vermont and Texas markets and for a portion of its California, Florida, Illinois and New York markets;

•	BellSouth (which has merged with AT&T), for PAETEC’s Florida, Louisiana, Mississippi, Kentucky, Tennessee, Alabama, Georgia, South Carolina and North Carolina markets;

•	Qwest, for PAETEC’s Arizona, Colorado, Idaho, Iowa, Nebraska, New Mexico, North Dakota, Minnesota, Oregon, South Dakota, Utah and Washington markets;

•	Citizens Communications Company, for a portion of PAETEC’s New York and Tennessee markets;

•	ALLTEL, Inc., for a portion of PAETEC’s New York, North Carolina, Pennsylvania and Georgia markets; and

•	Embarq, for a portion of PAETEC’s Florida, North Carolina, Tennessee, Pennsylvania and New Jersey markets.

These agreements currently allow PAETEC to interconnect its network with the networks of those companies to offer local telephone services in 48 states and the District of Columbia. Each interconnection agreement allows PAETEC to enter new markets and to offer communications services to current and prospective customers. Each agreement permits PAETEC to provide local service on a resale basis or by purchasing UNEs that PAETEC requires to provide local service on a facilities basis. Each interconnection agreement, including pricing terms agreed to by PAETEC and the incumbent carrier, must be approved by state regulatory authorities, although they remain subject to review and modification by those authorities. Although parties may negotiate prices contained in the interconnection agreement, such agreements typically incorporate prices for interconnection, colocation, intercarrier compensation and UNEs that have been established by state regulators in generic proceedings using the FCC’s approved pricing methodology. The interconnection agreements do not resolve all operational issues, and PAETEC and the incumbent carriers continue to seek resolution of those issues through arbitration or commercial negotiations.

Interconnection agreements typically have terms of three years, although the parties may mutually agree to extend or amend such agreements. If PAETEC cannot negotiate new interconnection agreements or renew its existing interconnection agreements in each state on acceptable terms, PAETEC may invoke its ability to seek binding arbitration before state regulatory agencies. The arbitration process can be costly and time-consuming, and the results of an arbitration may be unfavorable to PAETEC. If PAETEC is not able to renegotiate or enter into interconnection agreements on acceptable terms, PAETEC’s cost of doing business could increase and its ability to compete could be impeded.

The mergers between SBC and AT&T, between Verizon and MCI, and between AT&T and BellSouth have significantly affected the availability of acceptable interconnection agreements that competitive carriers such as PAETEC can opt into without incurring the expense of lengthy negotiation and arbitration with an incumbent carrier in each state. Before their respective mergers with SBC and Verizon, AT&T and MCI dedicated significant internal and external resources to negotiate and arbitrate interconnection agreements that many competitive carriers opted into or used as model agreements. These resources are no longer available to competitive carriers as a result of consolidation among incumbent carriers, and it is likely that competitive carriers such as PAETEC will be required to invest more resources than in the past to securing acceptable interconnection terms.

On March 2, 2007, Qwest provided notice to PAETEC’s McLeodUSA operating subsidiary that Qwest was terminating all current interconnection agreements with McLeodUSA. The termination notice began a negotiation period for new interconnection agreements for each of the Qwest states in which McLeodUSA interconnects with Qwest. If McLeodUSA cannot successfully negotiate new agreements with Qwest for each state or find existing interconnection agreements that Qwest has with other competitive carriers that meet McLeodUSA’s network and operating requirements and that it can opt into, McLeodUSA will be required to arbitrate all unresolved issues before nearly each state commission in the Qwest region. If, after arbitrating these issues, McLeodUSA cannot secure interconnection with Qwest on reasonable terms, McLeodUSA may not be able to offer on a profitable basis the services to its customers that it provides today.

Intercarrier Compensation. Interconnected carriers exchange communications traffic, and they must reach agreement on the compensation arrangements for the use of their respective networks in carrying that traffic for each other. Long distance carriers compensate local exchange carriers for the origination and termination of long distance traffic through the payment of switched access charges. Facilities-based telecommunications providers, including wireless carriers, charge other facilities-based telecommunications providers to terminate local traffic on the terminating provider’s network. These charges are known as “reciprocal compensation.” The FCC has established rules governing how much PAETEC may charge for interstate switched access and reciprocal compensation. The FCC is currently considering multiple proposals to reform various components of the current intercarrier compensation structure and rates.

Universal Service. The FCC has established a universal service subsidy regime known as the “Universal Service Fund,” which provides subsidies for the provision of telecommunications and information services to rural and other high-cost areas. Providers of interstate telecommunications services such as PAETEC must pay assessments that fund these subsidies. PAETEC also may be eligible to obtain subsidies for some services that it provides. At this time, PAETEC cannot determine with certainty its net financial responsibility for the Universal Service Fund. The FCC currently is assessing Universal Service Fund contribution payments based on a percentage of each telecommunications provider’s projected interstate and international telecommunications revenue. Carriers are permitted to pass through a specified percentage of their Universal Service Fund contribution assessment to their customers in a manner consistent with FCC billing regulations.

In conjunction with intercarrier compensation reform, the FCC also is addressing ways to revise the manner in which carriers are required to make contributions to the Universal Service Fund. In January 2008, the FCC issued a series of proposals designed to reform the manner in which Universal Service Fund proceeds are collected and distributed. One of these proposals would base the Universal Service Fund assessment on the number of lines or telephone numbers that a telecommunications carrier actively provides, rather than on a percentage of collected revenue. The objective behind this proposal is to capture Universal Service Fund revenues from the expanding number of new service providers. The FCC also is exploring whether to limit the number of Universal Service Fund proceed recipients in a specified geographic region and whether to select these recipients through a “reverse auction” process, in which the company willing to serve the region using the least amount of Universal Service Fund proceeds would be selected as the proceed recipient. These and other proposals pending before the FCC related to Universal Service Fund reform are expected to generate considerable debate and their outcome is not predictable. In addition, various states maintain, or are in the process of implementing, their own universal service programs. Rising universal service obligations may increase PAETEC’s overall costs. PAETEC, however, could benefit from Universal Service Fund program subsidies if it chooses to deploy network infrastructure and services in areas and to customers eligible to receive universal service support.

In August 2007, the Universal Service Administration Company, or “USAC,” which administers the Universal Service Fund on behalf of the FCC, notified PAETEC’s McLeodUSA subsidiary that the agency had completed an audit of McLeodUSA’s contributions to the Universal Service Fund program based on McLeodUSA’s 2005 revenues. McLeodUSA’s total contribution to the Universal Service Fund program in 2005 was $6.6 million. The audit report concluded that McLeodUSA underreported or misclassified certain telecommunications service revenues, resulting in a contribution shortfall in 2005 of approximately $4 million. McLeodUSA disagreed with portions of the USAC audit report and filed a revised revenue report in October 2007, which was accepted by USAC in January 2008. In the revised filing, McLeodUSA’s federal Universal Service Fund contribution shortfall approximated $1.6 million. McLeodUSA will re-file its report for 2006 interstate revenues in the second quarter of 2008 using the revenue reporting methodology recently accepted by USAC, which is expected to result in a comparable contribution shortfall if USAC accepts the revised 2006 report. We cannot predict whether USAC will accept the revised report for 2006 revenues or concur with the calculations in the revised report.

Customer Proprietary Network Information. Federal regulations protect the privacy of certain subscriber data that telecommunications carriers such as PAETEC acquire in the course of providing their services. This information is referred to as “Customer Proprietary Network Information,” or “CPNI,” and includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. On April 2, 2007, the FCC promulgated changes to its CPNI rules that, among other things, require all telecommunications carriers to adopt new safeguards to prevent unauthorized release of customer information and impose new restrictions on the use of CPNI for marketing purposes. A violation of these and related CPNI requirements by PAETEC could subject our company to significant fines or other regulatory penalties.

Network Element Rules. In response to earlier court orders, in August 2003, the FCC released its Triennial Review Order, or “TRO,” modifying its rules governing availability of unbundled network elements to competitive carriers. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision overturning many key elements of the TRO and remanding most of the order to the FCC for further action. The court upheld the FCC’s determination that RBOCs do not have to provide unbundled access at regulated prices to newly deployed technologies based on fiber and packet-switching capabilities. The court also upheld the FCC’s findings that incumbent carriers are not required to provide unbundled switching to competitive carriers for certain business customers. On remand, the FCC adopted revised permanent unbundling rules in its Triennial Review Remand Order, or “TRRO.” The FCC’s revised unbundling rules substantially narrowed the scope of unbundled network elements, as well as combinations of those elements, that incumbent carriers must make available to competitive carriers such as PAETEC under federal and state price regulations. Specifically, the FCC’s revised rules eliminated access to the unbundled network element platform, or “UNE-P,” and reduced access to unbundled high capacity loops (both T1 and DS3), high capacity transport, dark fiber and entrance facilities. As a result of these new rules, PAETEC is no longer able to obtain UNE T1 lines at regulated prices in 54 wire centers serving areas throughout the United States. Under the rules, incumbent carriers are permitted to charge commercial rates for these network elements and make them available on a commercial basis at their discretion. Incumbent carriers also are permitted to designate on a going-forward basis, and subject to state agency review, additional central offices in which they believe competitive conditions should permit them to limit the availability of high capacity loops and transport or make these services available only on a commercial basis. In June 2006, the Court of Appeals affirmed the FCC’s revised unbundling rules. In June 2007, Qwest made filings to add one more wire center to the non-impaired list for high capacity loops.

The FCC’s elimination of UNE-P in the TRRO forced McLeodUSA to enter into commercial agreements to lease comparable network services from Qwest and AT&T in smaller markets where McLeodUSA did not have the ability to provide service using its own local switching facilities. The commercial price for these network services was significantly higher than the regulated price for UNE-P. The Qwest commercial agreement expires in June 2008, and a successor agreement will have to be negotiated to continue providing service to customers in those smaller markets. At this time, PAETEC cannot predict whether the Qwest will significantly increase prices in any new commercial agreement.

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

Special Access Regulatory Regime

Special access lines are not subject to the unbundling requirements of the Communications Act and, therefore, have not been affected by the FCC’s recent modification of network unbundling rules. To the extent, however, that the availability of unbundled high capacity lines such as UNE T1 or DS3 circuits may have served as a price restraint on the prices charged for special access lines, PAETEC could face increased prices for special access lines given the limited alternative means of access resulting from changes to the UNE regulations. In 1999, the FCC granted incumbent carriers pricing flexibility for their interstate special access services in various central offices depending on the level of competition present in a central office. PAETEC purchases interstate special access services from incumbent carriers in many central offices where pricing flexibility has been granted. Depending on the degree of pricing flexibility that the incumbent carrier qualifies for in a central office, the incumbent carrier may be entitled to unilaterally modify prices for special access services in those central offices. The FCC currently is considering whether and how to reform its special access rules. PAETEC relies to a considerable extent on special access lines to connect to its customers. As a result, the underlying wholesale price of special access services must be maintained at a level that allows PAETEC to price its retail offerings to meet its gross margin expectations. Incremental increases in wholesale prices of special access services will exert pressure on PAETEC’s gross margins. At this time, PAETEC cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect its business.

As a result of the recent mergers of AT&T with SBC, Verizon with MCI, and AT&T with BellSouth, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on AT&T’s merger with SBC and Verizon’s merger with MCI to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints will remain in place until May 2008 with respect to the ATT-SBC merger and July 2008 with respect to the Verizon-MCI merger. The FCC also placed conditions on AT&T’s merger with BellSouth to constrain similarly the ability of AT&T to raise prices on its wholesale special access and equivalent retail services for existing customers and, in some regions, to reduce its prices for these services under specified circumstances. The additional constraints apply only to AT&T in the former SBC and BellSouth regions and will remain effective until December 2010. After the expiration of these conditions, both AT&T and Verizon are expected to be free to realign charges for special access services in line with current commercial rates. Because a substantial portion of PAETEC’s services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could materially increase PAETEC’s cost of services.

TELRIC Proceeding

A proceeding was initiated at the FCC in 2003 to examine the current rules governing the methodology by which state regulatory authorities set wholesale prices for UNEs and for colocation, interconnection and intercarrier compensation provided by incumbent carriers to competitive carriers. If the FCC adopts significant changes to the pricing methodology, incumbent carriers could seek approval from state regulatory commissions to increase their prices for a variety of wholesale services required by PAETEC to provide service to its customers. Such an event could raise the cost of doing business for competitive carriers such as PAETEC. We cannot predict whether the FCC will change its pricing rules, or, if so, the extent to which state regulatory commissions will permit incumbent carriers to increase their UNE prices.

Operations Service Support Proceeding

The FCC opened proceedings that highlight the operational service support provided by the incumbent carriers for both UNE products and special access that PAETEC may purchase from time to time from incumbent carriers. Service quality standards, or the absence of those standards, for either of these categories of service could substantially increase the provisioning intervals for such services, as well as maintenance and repair standards and intervals. An increase in intervals for provisioning of a circuit will delay PAETEC’s realization of customer revenue, because the billing of the customer depends on the service establishment date. Similarly, any delay in repairing a circuit may result in crediting a customer with a portion of the potential billed revenue under customer service level agreements. This proceeding remains pending and the timetable for FCC action is uncertain.

Qwest and Verizon Dominant Carrier Forbearance Proceedings

In December 2005, the FCC granted, in part, a petition for forbearance filed by Qwest seeking relief from certain dominant carrier regulations, including certain unbundling and dedicated transport obligations, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. Since that time, Qwest has proposed substantially increasing the prices for all network elements that PAETEC’s McLeodUSA operating subsidiary uses to provide services in nine central offices. A federal court of appeals upheld the FCC’s forbearance decision in March 2007, and in July 2007 McLeodUSA asked the FCC to reconsider its September 2005 decision. In its request, McLeodUSA asserted that the FCC’s prediction that Qwest would offer commercial replacements of network elements at just and reasonable prices has been shown to be inaccurate. McLeodUSA also stated that, if the FCC does not reconsider this decision, McLeodUSA would cease offering local voice telecommunications services to residential and small business customers in Omaha and decommission its Omaha switch and colocations to reduce expenses. In this event, McLeodUSA would keep its fiber network in Omaha and continue serving larger private line customers because it is less dependent on access to local loops for this service. Comments were filed on McLeodUSA’s request for reconsideration, and the matter is now pending with the FCC. In separate actions, Qwest has filed additional petitions for relief from dominant carrier regulation in the metropolitan statistical areas of Denver, Minneapolis-St. Paul, Phoenix and Seattle. PAETEC relies on the FCC’s dominant carrier regulations as a means to purchase UNEs, and also to serve as a check on dominant carrier pricing for other wholesale services, such as special access, that PAETEC seeks to purchase at commercially acceptable prices. These petitions remain pending and their outcome cannot be predicted at this time. In March 2008, the FCC extended the deadline for rendering its decisions on the Qwest four-city forbearance petitions by 90 days to July 26, 2008. In December 2007, the FCC denied similar petitions filed by Verizon for the metropolitan statistical areas of Boston, New York, Philadelphia, Pittsburgh, Providence and Virginia Beach. In January 2008, Verizon sought review of the FCC’s decision before a federal court of appeals, where the matter is pending. In February 2008, Verizon re-filed its petition for relief from dominant carrier regulation for the State of Rhode Island. PAETEC and other competitive carriers filed a motion to dismiss on March 17, 2008. If a court or the FCC upholds or grants any of the foregoing petitions or similar petitions filed by incumbent carriers in the future affecting markets in which PAETEC operates, PAETEC’s ability to purchase wholesale network services from these carriers at prices that would allow PAETEC to achieve its target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including PAETEC, more aggressively on price in the affected markets.

Retirement of Copper Loops

FCC rules currently permit incumbent carriers to retire unilaterally copper loop facilities that competitive carriers often rely on for the last-mile connection to customers. As incumbent carriers deploy more fiber loop facilities, which the FCC has excluded from unbundling obligations, incumbent carriers are able to accelerate the pace in which they retire copper loops, thereby reducing or eliminating entirely the ability of competitive carriers to access these last-mile facilities under applicable regulation. PAETEC’s McLeodUSA operating subsidiary and several other competitive carriers petitioned the FCC in January 2007 to change the rules governing copper plant retirement to protect access to these last-mile facilities. The FCC has solicited public comment on this petition, but PAETEC cannot predict when or how the FCC will address this issue.

Intercarrier Compensation

The FCC currently is reviewing the compensation arrangements that exist between carriers for the use of their respective networks. The pending proceeding, which was initiated in 2001, could significantly alter the manner in which local carriers charge long distance carriers and other types of carriers such as VoIP providers, for the origination and termination of communications traffic and the rates local exchange carriers charge for these services. The proceeding could also significantly alter the manner in which and rates at which facilities-based local carriers charge other carriers, such as VoIP providers and wireless providers, for the origination and termination of local communications traffic. The FCC’s review of these matters will not only re-examine the rules governing the way carriers charge one another, which is referred to as “intercarrier compensation,” but also the potential effect that changes to the intercarrier compensation regime could have on various federal subsidy programs such as the Universal Service Fund, on the nation’s legacy carrier network infrastructure, and on consumers’ retail rates.

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

In May 2004, the FCC announced that where a competitive local exchange carrier does not directly serve an end user, the competitive carrier’s interstate access charges cannot exceed the rate charged by the local incumbent regional Bell company for the same service. The FCC order stated that this new rule was to be applied on a prospective basis. PAETEC’s McLeodUSA operating subsidiary filed tariff changes to implement the FCC’s new rule. Disputes between McLeodUSA and other carriers have arisen from time to time with respect to intercarrier compensation, and most have been resolved in due course. In May 2005, Qwest began disputing interstate access charges assessed by McLeodUSA in relation to wireless originated 800 toll-free calls, and Qwest began withholding disputed amounts it claimed were unlawful. McLeodUSA filed an action against Qwest in March 2006, which in part seeks to require Qwest to pay for such services.

In general, the FCC benchmark rate policy may prevent PAETEC from raising its access charges with respect to the provision of some carrier services and its reciprocal compensation rates substantially above specified levels. Current FCC policies and regulations also have helped to maintain or reduce the rates that PAETEC’s competitors may charge PAETEC for similar wholesale carrier services.

Multiple proposals to reform the entire intercarrier compensation regime have been submitted to the FCC by various industry groups since the proceeding was initiated. The most recent comprehensive proposal, known commonly as the “Missoula Plan,” was anticipated to be the blueprint for nationwide intercarrier compensation reform but its fate remains uncertain. If adopted by the FCC, the plan could have a substantial effect on PAETEC’s access revenues, network capital expenditures and costs of sales.

The FCC separately has initiated a rulemaking to examine allegations that some carriers are collaborating to increase artificially levels of access traffic they report in order to increase the payments they are eligible to receive from other carriers. On October 2, 2007, the FCC released a notice of proposed rulemaking soliciting comments on issues relating to existing federal rules regarding the tariffing practices of local exchange carriers for traffic-sensitive switched access charges. The FCC sought comment on whether those practices ensure that interstate switched access rates remain just and reasonable under some provisions of the Communications Act. In response to allegations made by interexchange carriers against some local exchange carriers, the FCC also solicited comment on whether services those local exchange carriers provide to chat lines, conference bridges or other high volume traffic termination customers result in an overcollection of access charges or violate the Communications Act. Although this FCC proceeding was initiated as a result of certain tariffing practices engaged in by small, rural local exchange carriers that are subject to more stringent regulation than PAETEC, a decision by the FCC that limits the ability of carriers to use some federal practices to file tariffs for their interstate exchange access services, to set rates for those services and to engage in revenue sharing arrangements with their end-user customers may have a significant financial impact on PAETEC’s access revenues.

Another proposal has been submitted regarding “phantom traffic” that also could materially affect intercarrier compensation. This proposal would require every originating carrier to identify in its signaling information the calling party’s telephone number and every intermediate carrier to transmit that information in its signaling without alteration so that the appropriate form and level of intercarrier compensation can be calculated and assessed. The proposal also would require that in the absence of a mutual agreement between carriers to the contrary, most calls would be classified for purposes of intercarrier compensation based on the area code and exchange prefix of the calling and called parties. This proposal, if adopted, could result in the application of terminating interstate switched access charges on VoIP traffic originated on a broadband connection, which could significantly increase the cost of providing certain IP-based services. PAETEC cannot predict the effect, if any, resulting from the implementation of this proposal or other pending intercarrier compensation reform proposals. Significant changes to the current rules governing the intercarrier compensation regime could, however, have a material adverse effect on PAETEC’s ability to bill and collect reciprocal compensation and access fees.

IP-Enabled Services Proceeding

The FCC has held that cable modem services offered by cable television companies and broadband Internet services offered by digital subscriber line, or “DSL,” by incumbent carriers should be classified as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. Moreover, the pending regulatory classification of various other IP-based services is currently unclear. In March 2004, the FCC issued a notice of proposed rulemaking seeking comment on how it might categorize various types of IP-based services, for example, by distinguishing IP services that interconnect to the public switched telephone network, or “PSTN,” or classifying those that are utilized as a true substitute for traditional telephone service. Although the FCC has yet to reach a conclusion on many of the key issues presented in this proceeding, it currently appears that VoIP services that interconnect with the PSTN likely will be subject to a number of regulatory requirements. If the FCC classifies some IP-based services that traverse the last-mile or local loop as information services, the ability of competitive carriers such as PAETEC to lease as UNEs the facilities on which these services rely could be impeded.

Numerous FCC decisions portend a growing deregulatory trend with regard to some other IP-based services and broadband service offerings. For instance, in March 2006, the FCC granted the forbearance petition of Verizon, exempting Verizon’s stand-alone broadband services, such as asynchronous transfer mode and frame relay services, as well as other packet-switched services, from regulation under Title II of the Communications Act, which requires that such services be provided on a common carrier basis. Subsequently, in October 2007, the FCC issued orders granting similar but more limited broadband forbearance relief to AT&T, Citizens and Embarq. The FCC agreed to treat the existing packet-switched broadband telecommunications services and existing optical transmission services of these carriers as non-dominant and no longer subject to some regulatory requirements. Because the FCC issued these orders only recently, and because these orders are in the process of undergoing judicial review, the scope of their impact on PAETEC and the telecommunications industry is not yet clear. It is possible that the FCC may scale back the broadband forbearance relief previously granted to Verizon in the interest of regulatory parity. A petition similar to those filed by Verizon, AT&T, Citizens and Embarq has been filed by Qwest and is pending. The FCC separately has held that some IP-based offerings are to be classified as telecommunications services and remain subject to the regulatory framework established under Title II, including the payment of access charges. The covered IP-based offerings are those that use ordinary customer premises equipment with no enhanced functionality, that originate and terminate on the PSTN, and that undergo no net protocol conversion and provide no enhanced functionality to end users due to the provider’s use of IP technology. These and other recent decisions by the FCC together demonstrate that the regulatory classification of many IP-based services remains unclear.

Broadband Network Management and Net Neutrality Policies. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet. The FCC explained at the time that these “Net Neutrality” principles are subject to reasonable network management. In January 2008, the FCC sought comment on petitions filed by a number of parties seeking clarification on what conduct constitutes reasonable network management and whether the practice of degrading certain peer-to-peer network traffic is unreasonable or violates the Net Neutrality principles. The FCC has solicited public comment on the subject from a variety of sources, and more specific Net Neutrality obligations are the subject of pending federal legislation. Although the discussion of Net Neutrality obligations by service providers pertains principally to broadband Internet access services provided to retail subscribers, developments in this area are difficult to predict and could have implications for all network management practices, including those pursued by PAETEC.

Other Provisions. Telecommunications carriers such as PAETEC are subject to a variety of miscellaneous regulations that can have cost or operational implications. The regulations, for instance, require the filing of periodic revenue and service quality reports, the provision of services to customers with hearing or speech disabilities and associated funding of telecommunications relay services, the capability to associate a physical address with a calling party’s telephone number (E-911) and cooperation with law enforcement officials engaged in lawful communication intercept or monitoring activities, in addition to regulating telemarketing and slamming, which involves an unauthorized change in a subscriber’s carrier of choice. Noncompliance with these and other provisions can result in administrative fines and penalties. PAETEC’s McLeodUSA Network Services, Inc. subsidiary provides certain competitive access services as a private carrier. In general, a private carrier is one that provides service to customers on an individually negotiated contractual basis, as opposed to a common carrier that provides service to the public on the basis of generally available rates, terms and conditions. Private carrier services operate principally on a non-regulated basis but are subject to certain regulatory obligations, such as the payment of federal Universal Service Fund contributions. Noncompliance with these obligations can result in significant administrative fines and penalties.

State Regulation

PAETEC provides local telephone service and other intrastate telecommunications services that are subject to the jurisdiction of state regulatory commissions.

To provide local and intrastate telecommunications services, PAETEC generally is required to obtain a certificate of public convenience and necessity from the state public utility commission and to comply with applicable state regulations, including, in most states, the requirement to file tariffs setting forth the company’s terms and conditions for providing services. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier’s failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. As of March 1, 2008, PAETEC held certificates to provide local telecommunications services in 48 states and the District of Columbia, and held certificates to provide intrastate long distance services in 48 states.

State public utility commissions typically require PAETEC to file periodic reports, pay various regulatory fees and assessments, and comply with state regulations governing service quality, billing, consumer protection and other similar issues. State public utility commissions also regulate intercarrier compensation rates between local services providers. In February 2008, Verizon filed a complaint against PAETEC and its US LEC operating subsidiary with the New York Department of Public Service alleging that PAETEC’s intrastate access rates currently exceed a rate cap previously set by the Department. PAETEC cannot predict the outcome of this and other investigations into intrastate access rates that may arise from time to time. PAETEC’s retail rates for subscribers are not subject to any price regulation in any of its current or planned markets. Because complying with state regulations can be costly and burdensome, the imposition of new regulations in a particular state may adversely affect the profitability of PAETEC’s services in that state.

Several of the states in which PAETEC operates require public utility commission approval before the transfer of a carrier’s authority to operate within the state, the transfer of its assets to a new entity, or a change in the control of an entity that controls a carrier operating within the state. Some states also regulate a carrier’s issuance of securities, incurrence of debt, or pledges of security in support of such debt. These requirements can delay and increase the cost of our ability to complete various financing transactions, including future stock or debt offerings, the sale of part or all of our regulated business, or the acquisition of assets and other entities to be used in our regulated business.

Local Regulation

PAETEC’s network is subject to numerous local regulations such as building codes, municipal franchise requirements and licensing. Such regulations vary on a city-by-city and county-by-county basis and can affect the company’s provision of both network services and carrier services, as well as, where applicable, video services. In some of the areas where PAETEC provides service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other formula. It is possible that some municipalities that do not currently impose fees could seek to impose fees in the future, and that, following the expiration of existing franchises, they could increase fee levels. In many markets, the traditional local telephone companies do not pay rights-of-way fees or pay fees that are substantially less than those paid by PAETEC. In some markets, PAETEC’s McLeodUSA operating subsidiary is objecting to or challenging various fees as improper under state or federal law. The outcome of these challenges cannot be predicted.

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

The U.S. Patent and Trademark Office has granted PAETEC federal registrations for some of PAETEC’s trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations. PAETEC does not generally register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished and whether registered or unregistered.

See “Legal Proceedings” in Item 3 of this report for information about a pending lawsuit involving intellectual property to which PAETEC is a party.

Employees

As of March 1, 2008, PAETEC had approximately 3,900 full-time employees. None of its employees are covered by collective bargaining contracts. PAETEC considers its relationships with its employees to be good.

Executive Officers and Directors

The table below presents information about our executive officers and directors as of March 15, 2008:

Name	Age	Positions
Arunas A. Chesonis	45	Chairman of the Board, President and Chief Executive Officer
Keith M. Wilson	41	Executive Vice President and Chief Financial Officer, Director
Edward J. Butler, Jr.	47	Executive Vice President and Chief Operating Officer
Charles E. Sieving	35	Executive Vice President, General Counsel and Secretary
Algimantas K. Chesonis	42	Senior Vice President, Chief Accounting Officer and Controller
Robert D. Moore, Jr.	39	Senior Vice President and Chief Information Officer
Laurie Zaucha	43	Senior Vice President of Human Resources
Richard T. Aab	58	Vice Chairman of the Board of Directors
H. Russell Frisby	57	Director
Tansukh V. Ganatra	64	Director
James A. Kofalt	65	Director
Michael C. Mac Donald	54	Director
William R. McDermott	46	Director
Mark Zupan	48	Director

Arunas A. Chesonis has served as Chairman of the Board, President and Chief Executive Officer of PAETEC Holding since August 2006. Mr. Chesonis has served as Chairman of the Board, President and Chief Executive Officer of PAETEC Corp., of which he was the founder, since its formation in May 1998 and as Chairman of the Board, President and Chief Executive Officer of its principal operating subsidiary, PaeTec Communications, Inc., since July 1998. Mr. Chesonis was appointed as President of ACC Corp., an international telecommunications company in Rochester, New York, in February 1994 and was elected to its board of directors in October 1994. Mr. Chesonis joined ACC in May 1987 as Vice President of Operations for the U.S. business unit and was named President of ACC Long Distance Corp. in January 1989. Mr. Chesonis also served as President of ACC’s Canadian operations and Managing Director of ACC’s U.K. enterprise. Before he joined ACC, Mr. Chesonis held several positions within Rochester Telephone Corporation, now known as Frontier Communications Corporation, a subsidiary of Citizens Communications Company.

Keith M. Wilson has served as a director and as Executive Vice President and Chief Financial Officer of PAETEC Holding since August 2006. Mr. Wilson has served as Executive Vice President and Chief Financial Officer of PAETEC Corp. and PaeTec Communications, Inc. since January 2001, and as a director of PAETEC since March 2006. From June 1999 until January 2001, Mr. Wilson served as Vice President and head of the Telecommunications Finance Group at Union Bank of California, where he focused on sourcing and providing capital for telecommunications services companies in the wireline, wireless and data services markets. From March 1998 until May 1999, Mr. Wilson was a Vice President of Merchant Banking and head of Syndicated Finance for First Dominion Capital, based in New York. Mr. Wilson also has held positions with NationsBank from September 1996 until March 1998, Bank of Boston and Fleet Bank. Mr. Wilson serves on the Board of Directors of the Rochester Philharmonic Orchestra.

Edward J. Butler, Jr. has served as Executive Vice President and Chief Operating Officer of PAETEC Holding since February 2007. Mr. Butler has served as the Chief Operating Officer of PaeTec Communications since January 2006, and before that he served as Co-Chief Operating Officer beginning in September 2003. Mr. Butler joined PaeTec Communications as a member of the founding officer team in 1998 in the role of President-Wholesale Markets and, in May 2002, his role was expanded to President-Wholesale Markets/Network Services. He possesses more than 20 years of experience in the telecommunications industry. Before joining PAETEC, Mr. Butler served ACC Communications for more than a decade in a number of executive and managerial positions. Mr. Butler serves on the Comptel Alliance CEO Council and is Chairman for Compeer West, a not-for-profit United Way mentoring agency in Western New York.

Charles E. Sieving has served as Executive Vice President, General Counsel and Secretary of PAETEC Holding since February 2007. Mr. Sieving was associated with Hogan & Hartson L.L.P., an international law firm, from October 1998 to February 2007 and served as a partner of that firm from January 2005 to February 2007.

Algimantas K. Chesonis has served as Senior Vice President, Chief Accounting Officer and Controller of PAETEC Holding since March 2007. Mr. Chesonis has served as Senior Vice President and Controller of PAETEC Corp. and PaeTec Communications since August 2004. Mr. Chesonis served as Vice President of Finance and Controller of PaeTec Communications from July 1998 to August 2004. In his capacity as Senior Vice President and Controller, Mr. Chesonis has been responsible for all aspects of accounting and financial reporting. Mr. Chesonis previously served as Director of Public Reporting for US Foodservice, Inc. and Audit Manager for PriceWaterhouse, LLP. Mr. Chesonis is the brother of Arunas Chesonis.

Robert D. Moore, Jr. has served as the Senior Vice President and Chief Information Officer of PAETEC Holding since February 2007. Mr. Moore served in those positions with PaeTec Communications since December 2005. Before assuming that position, he served as Senior Vice President-Information Technology from August 2004 and, beginning in 1998, in various other roles with PaeTec Communications. In his capacity as Senior Vice President and Chief Information Officer, Mr. Moore has been responsible for overseeing operating support systems, systems operations and engineering, and applications development and deployment. Mr. Moore possesses more than 14 years of experience in the telecommunications industry and was employed by ACC Communications before joining PAETEC Communications.

Laurie Zaucha has served as the Senior Vice President of Human Resources of PAETEC Holding since November 2007. Prior to joining PAETEC, Ms. Zaucha spent more than four years at Bausch & Lomb Incorporated, a manufacturer of eye health products, most recently as Vice President, Global Compensation and Benefits. Ms. Zaucha has also spent time with Footstar, Inc., and Starbucks Coffee Co. Ms. Zaucha serves on the Board of Directors for the YWCA of Rochester and Monroe County, and is on the Human Resources Advisory Council for Nazareth College.

Richard T. Aab has served as Vice Chairman of the Board of Directors of PAETEC Holding since February 2007. Mr. Aab co-founded US LEC in June 1996 and served as its Chairman of the Board of Directors from June 1996 to February 2007. He served as US LEC’s Chief Executive Officer from June 1996 until July 1999. In 1982, Mr. Aab co-founded ACC Corp. Between 1982 and 1997, he held various positions with ACC, including Chairman of the Board, Chief Executive Officer, President and director. Also during that period, he served as Chairman and director of ACC’s international subsidiaries in Canada, ACC TelEnterprises, Ltd., and the United Kingdom, ACC Long Distance UK Ltd. Mr. Aab is a member of the Board of Trustees of the University of Rochester, the University of Rochester Medical Center, Rochester Institute of Technology and a member of the board of directors of several corporate entities, including Medifast, Inc., which is engaged in the production, distribution and sale of weight loss products.

H. Russell Frisby, Jr. has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since January 2007. Mr. Frisby has been the partner-in-charge of the Telecom Group of Fleischman and Harding LLP, a law firm, since March 2006, when he joined the firm. Mr. Frisby’s legal practice focuses on regulatory and corporate matters affecting entities in the communications, energy and technology areas, and for over 20 years he has represented clients in a wide variety of proceedings before the FCC, state utility commissions and federal courts. Before joining Fleischman and Harding, Mr. Frisby was a partner with Kirkpatrick & Lockhart Nicholson Graham LLP, a law firm, beginning in April 2005. From February 1998 to March 2005, Mr. Frisby was the President, Chief Executive Officer and Acting Chief Legal Officer of the Competitive Telecommunications Association (CompTel). Before his service in that position, he served as Chairman of the Maryland Public Service Commission.

Tansukh V. Ganatra has served as a director of PAETEC Holding since February 2007. Mr. Ganatra co-founded US LEC in June 1996, served as a director of US LEC from June 1996 to February 2007 and served as interim Chief Executive Officer of US LEC from November 2006 to February 2007. He served as Chief Executive Officer and Vice Chairman of the board of directors of US LEC from July 1999 until his retirement in

December 2001. Mr. Ganatra also served as President and Chief Operating Officer of US LEC from June 1996 until July 1999. From 1987 to 1997, Mr. Ganatra held various positions with ACC Corp., including service as its President and Chief Operating Officer. Before joining ACC Corp., Mr. Ganatra held various positions during a 19-year career with Rochester Telephone Corporation, now known as Frontier Communications Corporation, a subsidiary of Citizens Communications Company, culminating with the position of Director of Network Engineering.

James A. Kofalt has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since September 1999. From 1995 until he joined the PAETEC board, Mr. Kofalt served as the chairman of the board of directors of Campuslink Communications Systems, Inc., a company that developed and operated telecommunications systems on college and university campuses and that was acquired by PAETEC Corp. in September 1999. In 1995, Mr. Kofalt founded and currently serves as President of KOCOM Communications, Inc., a telecommunications investment company. He also served as chairman of the board of directors of Classic Communications, Inc., a cable operator, before that company filed for protection from creditors under Chapter 11 of the United States bankruptcy code in November 2001. Classic Communications emerged from bankruptcy in January 2003 and currently does business as Cebridge Connections. From 1976 to 1994, Mr. Kofalt held various management positions with Cablevision Systems Corporation, a provider of cable television services, including President, Chief Operating Officer and director.

Michael C. Mac Donald has served as a director of PAETEC Holding since February 2007. Mr. Mac Donald served as a director of US LEC from April 2003 to February 2007, when US LEC completed its combination by merger with PAETEC Corp. Mr. Mac Donald has held various sales and marketing positions with Xerox Corporation, a provider of document management technology and services, since joining that company in 1977. Since April 2007, he has served as president of marketing operations for Xerox, and is responsible for corporate marketing, xerox.com, advertising, brand, public relations, corporate communications and support staff functions. Prior to his current role, Mr. Mac Donald was president, Global Accounts and Marketing Operations at Xerox, and before that he served as president of the company’s North American Solutions Group. Mr. Mac Donald is a director of Medifast, Inc. and of the Jimmy V Foundation.

William R. McDermott has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since March 2004. Mr. McDermott is the President and Chief Executive Officer of SAP America, Inc., a subsidiary of SAP AG, a provider of business software solutions. Mr. McDermott serves on the board of directors of the Welfare to Work Partnership, a non-partisan, Washington-based organization. Before joining SAP, Mr. McDermott served as the Executive Vice President, Worldwide Sales Operations of Siebel Systems, a business software provider, as President of Gartner, Inc., a provider of research and analysis on the information technology industry, and on the boards of directors of two subsidiaries of Xerox Corporation.

Mark Zupan has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since May 2006. Mr. Zupan is dean of the William E. Simon Graduate School of Business Administration at the University of Rochester, a position which he has held on a full-time basis since January 1, 2004. Mr. Zupan previously served as dean and professor of economics at the University of Arizona’s Eller College of Management from 1997 to 2003. Before his appointment at Arizona, Mr. Zupan taught at the University of Southern California’s Marshall School of Business, where he also served as associate dean of master degree programs. He was a teaching fellow in Harvard’s Department of Economics while pursuing his doctoral studies at the Massachusetts Institute of Technology, and has been a visiting faculty member at the Amos Tuck School of Business Administration at Dartmouth College. Mr. Zupan is also a director of Constellation Brands, Inc.

Item 1A.	Risk Factors.

PAETEC’s business is subject to a variety of significant risks, including the following:

PAETEC may experience difficulty integrating the businesses and operations of US LEC and McLeodUSA and may fail to realize the anticipated benefits of its mergers with US LEC and McLeodUSA.

PAETEC’s future success will depend in significant part on its ability to realize the cost savings, operating efficiencies and new revenue opportunities that it expects to result from the integration of PAETEC’s business with the businesses of US LEC and McLeodUSA. PAETEC’s operating results and financial condition will be adversely affected if it is unable to integrate successfully the operations of PAETEC with US LEC and McLeodUSA, fails to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incurs unforeseen costs and expenses or experiences unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of the acquired businesses may involve, among other matters, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

If PAETEC does not successfully implement its acquisition strategy, any businesses that PAETEC may acquire could harm PAETEC’s results of operations and financial condition.

As part of PAETEC’s growth strategy, PAETEC seeks to supplement internal expansion through targeted acquisitions. PAETEC is subject to various risks in connection with any acquisitions or series of acquisitions, including the risks that PAETEC:

•

may be unable to realize anticipated cost savings or operating efficiencies, to retain skilled management, technical, sales and back office personnel of acquired companies, to maintain uniform standards, controls, procedures and policies throughout all of its acquired companies, or to manage successfully the risks associated with entering new geographical, customer or product markets in which it has little or no experience;

•

may suffer adverse developments in its relationships with vendors, face brand awareness issues related to the acquired assets or customers, be forced to limit the attention it can devote to any one acquired company, and suffer disruption of its ongoing business operations as a result of its acquisition and integration activities;

•

may encounter resistance by customers of acquired companies to PAETEC’s marketing programs, pricing levels or services and may not successfully incorporate the services of acquired businesses into PAETEC’s package of service offerings or successfully integrate the network equipment and operating support systems of acquired businesses; and

•	may experience difficulties in evaluating the historical or future financial performance of the acquired companies.

Even if acquired companies eventually contribute to an improvement in PAETEC’s operating results or financial condition, the acquisitions may adversely affect PAETEC’s operating results and financial condition in the short term. PAETEC’s operating results may decrease as a result of transaction-related expenses PAETEC records for the period in which it completes an acquisition. PAETEC’s operating results may be further reduced by the higher operating and administrative expenses PAETEC may incur in the periods immediately following an acquisition as PAETEC seeks to integrate the acquired business into its operations.

If PAETEC is unable to manage its business effectively, PAETEC’s prospects for profitable operations will be harmed.

To achieve and sustain operating profitability, PAETEC is required to maintain its revenue, control expenses and otherwise manage its business efficiently. This places significant demands on PAETEC’s management and other employees, its operational and financial systems, and its internal controls and procedures. If PAETEC fails to manage PAETEC’s operations effectively, PAETEC may experience higher costs of operations, a decline in service quality, the loss of customers, and other limitations that would adversely affect PAETEC’s prospects for profitable operations.

If PAETEC does not retain its senior management and continue to attract and retain qualified personnel and independent sales agents, PAETEC may not be able to execute its business plan.

PAETEC’s senior management team has extensive experience in the telecommunications industry. As a result, the loss of the services of one or more members of PAETEC’s senior management could impair PAETEC’s ability to implement its integration plan and execute its business strategy, which could hinder PAETEC’s ability to sustain profitability. PAETEC also could be less prepared to respond to technological or marketing developments, which could reduce PAETEC’s ability to serve its customers and could lower the quality of its services. PAETEC has not entered into employment agreements with, and does not maintain key-man life insurance covering, any members of PAETEC’s senior management team.

PAETEC faces competition for qualified personnel, including management, technical and sales personnel. PAETEC also relies on a large number of independent sales agents to market and sell PAETEC’s services. If PAETEC is unable to attract and retain experienced and motivated personnel, including a large and effective direct sales force, a substantial number of sales agents, and qualified information technology and other back office personnel, PAETEC may not be able to obtain new customers or effectively service existing customers, or sell sufficient amounts of service to execute PAETEC’s business plan.

PAETEC relies on other carriers to provide it with critical parts of its network under a regulatory framework that may change.

PAETEC must lease from incumbent carriers special access digital T1 transmission lines and an increasing number of unbundled network element, or “UNE,” digital T1 transmission lines and other elements to connect substantially all of its end-user customers to its network. To obtain these lines and, accordingly, to provide its local voice and data services, PAETEC depends on existing regulations that require these special access T1s, UNE T1s and other elements to be provided to competitive carriers on specified terms. As described under “Business–Regulation,” recent and pending regulatory developments may reduce the extent to which incumbent carriers are required to lease special access and UNE lines to PAETEC or may permit incumbent carriers to increase the prices they charge for such lines or impose unacceptable terms and conditions. These developments or similar future developments could limit or terminate PAETEC’s affordable access to the network components it needs to provide local and long distance voice and data services.

Although PAETEC historically has relied more on special access than on UNE lines to connect end-user customers to its network, PAETEC’s acquisition of US LEC and McLeodUSA has increased PAETEC’s overall reliance on UNE lines for such purposes. As a result, although the majority of PAETEC’s end-user connections use special access lines, PAETEC today is more vulnerable to changes in the rates, terms and conditions of UNEs than it was in the past. If PAETEC cannot continue to secure access to UNEs at regulated cost-based rates and on acceptable terms and conditions, or if PAETEC cannot successfully convert end-user connections that currently rely on these UNEs to special access or other commercial arrangements purchased on economically viable terms and conditions under such circumstances, PAETEC may not be able to provide its services at an acceptable profit.

If PAETEC does not compete effectively in the highly competitive market for network services, it could lose customers and revenue and may face more difficulties as it expands in existing markets and enters new markets.

The telecommunications industry is highly competitive, particularly with the advent of new technologies replacing traditional public switched telecommunications networks in favor of services transmitted over the

Internet. This increased level of competition could diminish PAETEC’s market share and affect PAETEC’s ability to expand PAETEC’s business. PAETEC will compete with current and potential market entrants, including:

•	AT&T, Inc., Qwest Communications International Inc., and Verizon Communications Inc., which are the large, former monopoly local telephone companies and their successors;

•	other competitive carriers, competitive access providers, Internet service providers and stand-alone VoIP providers; and

•	cable television companies, electric utilities, and wireless and satellite service providers.

Many of the competitors identified above have significantly greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than PAETEC. Additionally, some of these competitors are currently subject to substantially less regulation than competitive and incumbent carriers and claim to be exempt from a number of taxes and regulatory charges that PAETEC is required to pay. As a result, compared to PAETEC, the company’s competitors may be able to develop and expand their network infrastructures and services offerings more efficiently or more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisitions and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. Further, they may succeed in developing and expanding their communications and network infrastructures more quickly than PAETEC.

PAETEC faces increased price competition in the market for network services and, as a result, may not be able to sustain operating profitability, maintain adequate market share or achieve significant revenue growth.

The demand for PAETEC’s services may not exist at prices that will enable it to maintain adequate market share or achieve significant revenue growth. In response to increased competition from incumbent carriers, and providers using new technologies, including VoIP, competitive carriers like PAETEC have reduced the prices they charge for their network services significantly in recent years. Moreover, in light of the mergers between AT&T and SBC Communications Inc., between MCI, Inc. and Verizon, and between AT&T and BellSouth Corporation, PAETEC faces significant price and service competition with respect to its network services from these incumbents, which are the largest incumbent carriers in the United States, as well as from other large established telephone companies that are the dominant competitors in all of PAETEC’s service areas. PAETEC expects to experience an overall increase in pricing pressures, particularly with respect to its network services, due to competition, volume-based pricing and other factors. PAETEC’s ability to reduce its prices may be limited by its reliance on some of its principal competitors to provide it with the key network elements PAETEC needs to provide network services. In addition, if regulatory authorities were to prohibit PAETEC from including specified types of additional charges on bills for network services to offset expenses that PAETEC may incur, PAETEC could be required to increase its base prices for network services above competitive levels. PAETEC also expects a continuation of the trend toward decreasing prices for digital communications services. As a result, PAETEC’s customers may not continue to select its services over those of its competitors.

PAETEC’s business is subject to a variety of risks based on its dependence on regulations that continue to change.

Most of the network services and carrier services that PAETEC provides are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels, including the developments described under “Business–Regulation.” The regulations, for example, can affect the types of services PAETEC may offer, the rates PAETEC is permitted to charge for its services and for the use of its network by other carriers, the manner in which PAETEC may bill its customers and the rates PAETEC must pay others for their services and for the use of their networks. In addition, the regulations may impose specific operational or compliance requirements related to the protection of customer proprietary network information, capability to associate a physical address with a calling party’s telephone number (E-911) or cooperation with law enforcement officials engaged in lawful communication intercept or monitoring activities. All of these requirements may reduce the revenue PAETEC generates from its operating activities or increase its operating costs. Federal and state regulations also determine the level of contribution PAETEC must make to federal and state telecommunications subsidy programs, as well as the terms under which it may use any rights of way necessary for the operation of its business. If PAETEC fails to comply with applicable regulations, or if the regulations change in a manner adverse to PAETEC, including in any of the ways described in these risk factors or under “Business–Regulation,” its business and operating results may suffer.

If PAETEC is required to reduce the prices it charges for some or all of its network services, PAETEC’s profitability may be negatively affected and its ability to continue to generate positive cash flows from operations may be diminished.

PAETEC may be required to reduce the prices it charges for some or all of its network services for the following reasons, which could adversely affect its profit margins and its ability to generate positive cash flows from operations:

•	the incumbent carriers in the markets PAETEC serves already offer a bundle of local, long distance and data services that is the same as or similar to the bundle of services that PAETEC offers;

•	PAETEC’s current and potential customers are increasingly using VoIP, which could, for example, reduce or eliminate long distance revenues generated by those customers;

•

the mergers between AT&T and SBC, between MCI and Verizon, and between AT&T and BellSouth may provide these carriers with significant operating efficiencies and substantial marketing, financial and technical resources as they compete with PAETEC;

•

regulatory authorities generally have decreased their oversight of incumbent carriers and from time to time are asked to forbear from applying a range of regulations to incumbent carriers, which may increase the benefits these companies experience from their longstanding customer relationships and greater financial and technical resources, and may increase their ability to reduce prices for local and other network services by offsetting those reductions with revenue or profits generated by unrelated businesses, products or services; and

•

regulatory authorities recently have permitted incumbent carriers to exercise pricing flexibility in setting the rates they charge for some of the network services that PAETEC also provides, rather than requiring the carriers to charge set rates.

If PAETEC cannot continue to interconnect with and obtain key network elements and special access services from some of its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

PAETEC will not be able to provide its local voice and data services on a profitable basis, if at all, unless it is able to continue to interconnect with and obtain key network elements and special access service from some of PAETEC’s primary competitors on acceptable terms. To offer local voice and data services in a market, PAETEC must connect its network with the networks of the incumbent carrier in that market. This relationship is governed by an interconnection agreement between the incumbent carrier and PAETEC. Interconnection agreements can be terminated or expire and thereby require renegotiation and renewal. If PAETEC is not able to renegotiate or enter into interconnection agreements on terms that are favorable to it, PAETEC’s cost of doing business could increase and its ability to compete could be impeded. For additional information concerning the terminated interconnection agreements between PAETEC’s McLeodUSA operating subsidiary, and concerning additional initiatives by which incumbent carriers may seek to prevent PAETEC’s ability to interconnect with those carriers in the future, see “Business–Regulation.”

Industry consolidation may increase PAETEC’s costs.

Before their respective mergers, AT&T and MCI offered some network services and elements in competition with the incumbent carriers. However, the mergers between AT&T and SBC, between MCI and Verizon and between AT&T and BellSouth could significantly increase the cost of the high-speed circuits PAETEC must lease to connect its customers to PAETEC’s switching equipment by reducing the number of providers that offer those high-speed circuits. PAETEC also may incur increased circuit costs in portions of the Qwest region, where these large incumbents may not have a significant presence. Such a development could decrease the competitive pressure on other carriers to maintain low rates for these circuits.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with PAETEC’s network infrastructure and operations.

To obtain and maintain rights-of-way and similar rights and easements needed to install, operate and maintain fiber optic cable and its other network elements, PAETEC must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. The failure to obtain or maintain any rights-of-way could interfere with PAETEC’s operations, interfere with its network infrastructure and its use of that infrastructure and adversely affect PAETEC’s business. For example, if PAETEC loses access to a right-of-way, it may need to spend significant sums to remove and relocate its facilities.

PAETEC’s operating performance will suffer if it is not offered competitive rates for the access services PAETEC needs to provide its long distance services.

PAETEC depends on other telecommunications companies to originate and terminate a significant portion of the long distance traffic initiated by its network services customers. To the extent that the volume of long distance traffic PAETEC carries remains substantial, its operating performance will suffer if it is not offered these access services at rates that are substantially equivalent to the rates charged to its competitors or that otherwise do not enable it to have profitable pricing of its long distance services. Access charges historically have made up a significant percentage of the overall cost associated with the provision of long distance service by PAETEC and its operating subsidiaries. PAETEC’s business and operating results will be adversely affected if PAETEC cannot obtain access rates at parity with its competitors.

Regulatory initiatives may continue to reduce the maximum rates PAETEC is permitted to charge for some services that it provides to long distance service carriers.

The rates that PAETEC charges long distance service providers for originating or terminating interstate and intrastate calls initiated by their customers to customers served by its network, and for transferring calls by PAETEC’s customers onto the long distance carrier’s network, cannot exceed the rates established by federal and, in some cases, state regulatory authorities. There are several pending FCC and state regulatory proceedings addressing these rates. The outcome of these proceedings could result in a material reduction in the permissible rates PAETEC may charge some carriers for originating and terminating traffic. Similarly, the rates PAETEC may charge to local carriers to terminate local calls made by their customers to PAETEC’s customers are governed by state regulatory authorities and agreements between the local carriers and PAETEC. In the future, various state regulatory authorities may institute proceedings that could have the effect of reducing the rates PAETEC may charge local service providers for terminating local traffic. Such reductions in originating and terminating rates could have a material adverse effect on PAETEC’s business and cash flow.

The outcome of the pending FCC rulemaking proceeding that is reviewing the framework for intercarrier compensation could have a material adverse effect on PAETEC’s operating results.

Significant changes to the current rules governing intercarrier compensation could have a material adverse effect on PAETEC’s collection and payment of reciprocal compensation and access fees. Intercarrier compensation, including exchange access and reciprocal compensation, currently is the subject of an ongoing proceeding before the FCC designed to reform the way in which carriers and service providers pay other carriers and providers for the use of their respective networks. Although discussions among carriers and at the FCC are continuing, particularly with regard to certain issues such as “phantom traffic,” which refers to unidentifiable, and thus unbillable, network traffic, and “traffic stimulation” arrangements involving sharing of access revenues with third parties, no clear consensus has emerged on how the rules governing intercarrier compensation can and should be reformed. Whether and how intercarrier compensation reform will affect PAETEC and other carriers therefore remains unclear.

An inability to market and develop additional services may adversely affect PAETEC’s ability to retain existing customers or attract new customers.

PAETEC offers local, long distance, data, Internet, VoIP and other telecommunications services. To address the future needs of PAETEC’s customers, PAETEC is required to market and develop additional services. PAETEC may not be able to continue to provide the range of telecommunications services that PAETEC’s customers need or seek. PAETEC may lose some of its customers or be unable to attract new customers if it cannot offer these services.

PAETEC and other industry participants are frequently involved in disputes over issues that, if decided adversely to PAETEC, could harm PAETEC’s financial and operational prospects.

PAETEC anticipates that it will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting PAETEC’s business. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement by numerous industry participants, including PAETEC, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to PAETEC’s financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, access charges applicable to different categories of traffic (including traffic originating from or terminating on wireless networks), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to PAETEC, the prices PAETEC will pay for those services and facilities, and the regulatory treatment of new technologies and services.

PAETEC’s business could suffer if third parties successfully claim that PAETEC has infringed their intellectual property rights.

The dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. PAETEC may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Regardless of its merits, any intellectual property litigation could be time-consuming and costly and could divert management’s time and attention from PAETEC’s business operations. Adverse resolutions of any such litigation could adversely affect PAETEC’s business by requiring PAETEC to:

•	pay monetary damages or enter into royalty and licensing agreements that it normally would not find acceptable;

•	stop selling or to redesign some of its products or services; or

•	satisfy indemnification obligations to its customers.

On January 24, 2008, Sprint Communications Company L.P., or “Sprint,” notified PAETEC that it had filed a patent infringement action in the United States District Court for the District of Kansas against PAETEC Holding Corp. and two of its subsidiaries, including one operating subsidiary, PAETEC Communications, Inc.

As discussed in more detail under the heading “Legal Proceedings” elsewhere in this report, Sprint alleges that PaeTec Communications infringed patents for the methods of use and system architecture of packet technology to carry telephone calls to or from the public switched telephone network. Although PAETEC is currently unable to estimate the potential losses, if any, it may incur in connection with any litigation concerning Sprint’s claims, if such litigation were resolved in a manner adverse to PAETEC, a judgment or settlement in Sprint’s favor could result in damage awards against PAETEC, could require PAETEC to pay Sprint royalties or licensing fees in connection with future sales of products or services, or could require PAETEC to cease engaging in any infringing activities, including any infringing sales.

PAETEC’s significant level of debt and interest payment obligations may limit its ability to compete and expose it to interest rate risk to the extent of its variable-rate debt.

As of March 1, 2008, PAETEC had a total of $895.5 million of indebtedness outstanding, including $300 million principal amount of senior notes and $595.5 million principal amount of borrowings outstanding under PAETEC’s senior secured term loan facilities. In addition, PAETEC may borrow up to $50 million under its revolving credit facility from time to time. This substantial level of indebtedness may have important consequences. For example, it may:

•	make it more difficult for PAETEC to satisfy its financial obligations;

•	require PAETEC to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness;

•	limit PAETEC’s ability to pursue its acquisition strategy or react to changes to the economy or in its business or industry; and

•	place PAETEC at a competitive disadvantage relative to companies that have less indebtedness.

Because a substantial portion of the borrowings under PAETEC’s senior secured credit facilities accrues interest at variable rates, PAETEC’s interest expense could increase if interest rates increase and it is not able to manage its related exposure through derivative financial instruments. For additional information, see “Quantitative and Qualitative Disclosures About Market Risk.”

Covenants under PAETEC’s debt agreements may restrict its future operations.

PAETEC’s senior secured credit facilities and senior notes indenture impose operating and financial restrictions that limit PAETEC’s discretion on some business matters, which could make it more difficult for PAETEC to expand, finance its operations and engage in other business activities that may be in its interest. These restrictions include compliance with or maintenance of a maximum leverage ratio under PAETEC’s credit facilities, and will limit the ability of PAETEC and its subsidiaries to:

•

incur additional indebtedness, pay dividends on, redeem or repurchase PAETEC’s capital stock, create restrictions on dividend and other payments to PAETEC from its subsidiaries, issue or sell stock of subsidiaries, and make investments or repay subordinated indebtedness; and

•	engage in sale-leaseback transactions, sell assets, create liens, and engage in mergers, sales, acquisitions and consolidations.

PAETEC may incur indebtedness in addition to the foregoing indebtedness. Any additional indebtedness it may incur in the future may subject PAETEC to similar or even more restrictive conditions.

If PAETEC is unable to raise additional capital, its ability to expand its business and to meet its obligations will be limited.

The development and expansion of PAETEC’s network will require substantial capital investment. If PAETEC chooses to accelerate the expansion of PAETEC’s business, PAETEC will require additional capital.

PAETEC also may require additional capital to fund payments of PAETEC’s indebtedness as an increasing amount of PAETEC’s indebtedness becomes due and payable. If PAETEC cannot successfully obtain additional equity or debt financing for necessary purposes on acceptable terms, PAETEC could be at a competitive disadvantage relative to competitors with significant capital or the ability to raise significant capital for expansion. The terms of any financing PAETEC does obtain may be burdensome to PAETEC.

If PAETEC is unable to maintain or enhance its back office information systems, PAETEC may not be able to increase its revenue as planned or to compete effectively.

Sophisticated back office information systems are vital to PAETEC’s revenue growth and PAETEC’s ability to monitor costs, bill customers, initiate, implement and track customer orders, and achieve operating efficiencies. To increase revenue, PAETEC must select products and services offered by third-party vendors and efficiently integrate those products and services into PAETEC’s existing back office operations. PAETEC may not successfully implement these products, services and systems on a timely basis, and PAETEC’s systems may fail to perform as the company expects. A failure or delay in the expected performance of PAETEC’s back office systems, or a failure or delay in effectively integrating the back office systems of acquired companies with PAETEC’s back office systems, could slow the pace of PAETEC’s expected revenue growth or harm PAETEC’s competitiveness by adversely affecting PAETEC’s service quality, which could lead to a loss of existing customers or a failure to attract and retain new customers.

Changes in technology, service offerings and customer preferences could affect PAETEC’s ability to compete in the marketplace for telecommunications and information services.

PAETEC faces rapid and significant changes in technology. PAETEC’s ability to retain existing customers and attract new customers will be impaired if PAETEC is unable to deliver new technologies and services that have significant customer acceptance, to adopt those new technologies and offer those new services in a timely and effective manner, and to compete successfully against other service providers that introduce the same or similar new technologies and offer substantially similar new services. The telecommunications industry has changed significantly over the past several years and is continuing to evolve rapidly. Emerging technologies and services, such as VoIP applications, broadband services and advanced wireless offerings, are altering the economic conditions under which the telecommunications and information services industry operates. New technologies also could lead to the development of new, more convenient and cost-effective services. In addition, the preferences and requirements of customers are rapidly changing. For example, telecommunications customers are increasingly using wireless forms of communication, such as handheld Internet-access devices and mobile phones. The use of wireless communications has resulted in a decline in the volume of voice traffic carried by traditional wireline telecommunications networks and likely has resulted in a decrease in the average minutes of use generated by customers of wireline communications services providers, including PAETEC. We expect this trend to continue.

The development and offering of new services in response to new technologies or consumer demands may require PAETEC to increase its capital expenditures significantly. In addition, new technologies may be protected by patents or other intellectual property laws and therefore may only be available to PAETEC’s competitors and not to PAETEC.

PAETEC may not be able to compete effectively if PAETEC is unable to install additional network equipment or to convert its network to more advanced technology.

PAETEC’s long-term business strategy may require it to convert its existing network to a network using more advanced technology. PAETEC may not have or be able to raise the significant capital that a conversion may require, or be able to complete the installation of additional network equipment and the conversion to more advanced technology in a timely manner, at a commercially reasonable cost or at all. PAETEC also may face technological problems that cannot be resolved. If PAETEC is unable successfully to install or operate new network equipment or to convert its network to a network using more advanced technology, PAETEC may not be able to compete effectively, and PAETEC’s results of operations could be adversely affected.

Network failures or system breaches could cause delays or adversely affect PAETEC’s service quality, which may cause it to lose customers and revenue.

In operating its network, PAETEC must maintain connections for, and manage, a large number of customers and a large quantity of traffic at high speeds. Any failure or perceived failure to achieve or maintain high-speed data transmission could significantly reduce demand for PAETEC’s services and adversely affect PAETEC’s operating results. PAETEC has experienced outages, such as temporary switch outages, that have prevented PAETEC from providing uninterrupted services to some of its customers. Outages such as these have resulted in lost revenue and could cause PAETEC to lose customers. In the future, PAETEC may experience similar or more severe outages or other network failures or breaches.

Computer viruses, break-ins, human error, natural disasters and other problems also may disrupt PAETEC’s network. The network security and stability measures PAETEC implements may be circumvented in the future or otherwise fail to prevent the disruption of PAETEC’s services. The costs and resources required to eliminate computer viruses and other security problems may result in interruptions, delays or cessation of services to PAETEC’s customers, which could result in a decrease in demand, decrease PAETEC’s revenue and slow PAETEC’s planned expansion.

If PAETEC’s network or other ground facilities are damaged by natural catastrophes or terrorism, PAETEC’s ability to provide services may be interrupted and the quality of PAETEC’s services may be adversely affected.

A major earthquake, hurricane, tornado, fire, terrorist attack on the United States, or other catastrophic event could damage PAETEC’s network, network operations center, central offices or corporate headquarters. Such an event could interrupt PAETEC’s service, adversely affect service quality and harm PAETEC’s business. PAETEC does not have replacement or redundant facilities that it can use to provide alternative means of service to all customers or under every circumstance in the event of a catastrophic event. Any damage to PAETEC’s network could result in degradation of PAETEC’s service for some customers and could result in complete loss of service in affected areas.

Future sales of PAETEC’s common stock in the public market could lower the price of PAETEC common stock and impair PAETEC’s ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of PAETEC common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of PAETEC common stock and could make it more difficult for PAETEC to raise funds through a public offering of its equity securities. Of the 39,975,000 shares of PAETEC common stock issued or issuable as consideration in connection with the merger with McLeodUSA, a minimum of approximately 28,500,000 shares are eligible for sale in the public market without restriction. The remaining shares of PAETEC common stock issued or issuable as merger consideration, or up to approximately 11,475,000 shares, may generally be resold by the holders of those shares only in accordance with an exemption from registration under the Securities Act of 1933, as amended, or the “Securities Act,” or pursuant to an effective registration statement under the Securities Act. Of the PAETEC shares issued or issuable as merger consideration, the resale of approximately 27,013,000 shares held by McLeodUSA’s former principal institutional stockholders are subject to contractual restrictions for a 90-day period after the merger closing date of February 8, 2008. PAETEC has the right to waive the resale restrictions at any time during this period, in whole or in part, without advance public notice.

PAETEC has entered into a registration rights agreement with some of McLeodUSA’s former stockholders. PAETEC stockholders with rights under that registration rights agreement and an existing registration rights agreement will have the benefit, subject to limitations and qualifications, to demand, piggyback and, in the case of the McLeodUSA stockholders, shelf registration rights with respect to their PAETEC common stock. Approximately 47,000,000 outstanding shares of PAETEC common stock, or approximately 33% of the shares of PAETEC common stock outstanding, are entitled to these registration rights. Also, up to an additional approximately 1,600,000 shares of PAETEC common stock issuable upon exercise of warrants are entitled to these registration rights.

If PAETEC fails to maintain proper and effective internal control over financial reporting or fails to implement any required changes, PAETEC’s ability to produce accurate financial statements could be impaired, which could increase its operating costs and adversely affect its ability to operate its business.

PAETEC is required to provide annual management assessments of the effectiveness of its internal control over financial reporting beginning with its 2007 fiscal year, and will be required to provide reports on the effectiveness of its internal control by PAETEC’s independent registered public accounting firm addressing these assessments beginning with its 2008 fiscal year. Ensuring that PAETEC has adequate internal control over financial reporting so that PAETEC can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Implementing any required changes to PAETEC’s internal controls may require modifications to PAETEC’s existing accounting systems or the engagement of additional accounting personnel. Any failure to maintain adequate internal controls, or the inability to produce accurate financial statements on a timely basis, could increase PAETEC’s operating costs and impair PAETEC’s ability to operate its business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

PAETEC’s corporate headquarters and one of its network operations centers are located in Fairport, New York. The facility consists of approximately 100,000 square feet of office space and is occupied under a 20-year lease expiring in April 2021.

In addition to its corporate headquarters, as of March 1, 2008, PAETEC maintained 153 sales offices, switches, and other operating locations in various locations under leases expiring between March 2008 and December 2017. These facilities contain a total of approximately 1.8 million square feet of space and range in area from approximately 600 square feet to approximately 98,000 square feet. For information about these leases, see Note 14 to the consolidated financial statements appearing elsewhere in this report.

PAETEC intends to lease additional sales offices and network equipment sites as it expands. PAETEC believes that necessary space will be available on a commercially reasonable basis to accommodate its anticipated growth.

As part of its fiber optic network, PAETEC owns or leases rights-of-way, land, and point-of-presence space throughout various portions of its geographic markets.

Item 3.	Legal Proceedings.

Proceeding Involving Sprint Communications

On January 24, 2008, Sprint Communications Company L.P. notified PAETEC that it had filed a patent infringement action in the United States District Court for the District of Kansas against PAETEC Holding and two of its subsidiaries, including one operating subsidiary, PaeTec Communications, Inc. Sprint alleges that PaeTec Communications infringed patents which Sprint characterizes as constituting part of Sprint’s Voice over Packet patent portfolio by selling products and services that utilize technology covered by the Sprint patents. Sprint’s notice indicated that the claimed infringement purportedly relates to its patents for the methods of use and system architecture of packet technology to carry telephone calls to or from the public switched telephone network. Sprint seeks unspecified amounts of compensatory and treble damages, attorneys’ fees, and injunctive relief against future sales by the defendant PAETEC companies of any products and services that allegedly violate Sprint’s patents.

Sprint has refrained thus far from formally serving PAETEC with its complaint, pending ongoing discussions to explore a mutually agreeable resolution of Sprint’s claims. PAETEC is still evaluating Sprint’s patent infringement claims and intends to vigorously pursue its defenses in any litigation against Sprint. Sprint’s January 24 notice was its first notification to PAETEC of its patent infringement claims.

Proceeding Involving Qwest Communications

As a result of a settlement reached between Qwest Communications International Inc. and PAETEC’s McLeodUSA operating subsidiary prior to McLeodUSA’s emergence from Chapter 11 bankruptcy proceedings, McLeodUSA filed an action against Qwest in the U.S. District Court for the Northern District of Iowa seeking recovery of damages related to numerous billings between the parties. Qwest filed a counterclaim for amounts it believes McLeodUSA owes it. This lawsuit encompasses billing disputes involving access billing for 800 toll-free calls made by McLeodUSA’s customers and 800 toll-free calls made by third-party wireless carrier customers, access charges related to VoIP traffic, billing disputes related to the parties, UNE-P agreements, backbilling for colocation space, reimbursement of third-party access charges and other issues. In addition, Qwest alleges that McLeodUSA improperly entered into revenue-sharing arrangements with wireless carriers in order to charge Qwest for access services provided to such carriers whose customers made 800 toll-free calls that were routed through Qwest’s network. McLeodUSA is also seeking a declaratory judgment that it is not responsible for reimbursing Qwest for terminating access charge payments that Qwest allegedly made to rural incumbent local exchange carriers for calls that were originated by McLeodUSA’s end-user customers. Qwest claims its damages exceed $14 million, and McLeodUSA’s claims against Qwest exceed $12 million.

On July 24, 2006, McLeodUSA moved to dismiss Qwest’s negligent misrepresentation, conversion, trespass, fraud, fraudulent concealment and negligence counterclaims. On August 24, 2006, Qwest amended its counterclaims both by making additional factual allegations and by interposing a limited number of new legal theories. McLeodUSA filed a motion to dismiss Qwest’s amended counterclaims on September 11, 2006. On January 16, 2007, the court dismissed the negligence and negligent misrepresentation claims. The court declined to dismiss the remaining counterclaims. McLeodUSA filed its response to Qwest’s amended counterclaims, including the tort claims that were not dismissed on February 21, 2007. McLeodUSA believes that its billing was and remains consistent with industry practice, FCC regulations, its tariffs and interconnection agreements, and that it has meritorious defenses to Qwest’s counterclaims. The company intends to aggressively pursue its claims against Qwest and vigorously contest the Qwest counterclaims.

From time to time, PAETEC is subject to other legal proceedings in the normal course of its operations. See “Business—Regulation” for information about some of these proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

PAETEC held its 2007 annual meeting of stockholders on December 18, 2007.

All holders of record of PAETEC’s common stock at the close of business on November 5, 2007 were eligible to vote at the annual meeting. Each holder of common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of November 5, 2007, there were 102,749,665 shares of common stock outstanding and entitled to vote at the annual meeting. Each proposal was approved by PAETEC’s stockholders.

The voting results with respect to the proposal to elect directors were as follows:

Nominees	Votes For	Votes Withheld
H. Russell Frisby, Jr.	85,655,377	2,266,703
Michael C. Mac Donald	85,666,835	2,255,245
James A. Kofalt	83,755,567	4,166,513

The voting results with respect to the proposal to approve the PAETEC Holding Corp. Employee Stock Purchase Plan were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
55,469,776	7,748,493	124,732	24,579,079

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Stock

PAETEC’s common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC. The common stock began trading on the NASDAQ Global Select Market under the trading symbol “PAET” on March 1, 2007 following completion of the business combination of PAETEC Corp. and US LEC Corp. The following table sets forth, for the periods indicated, the high and low sales prices per share of PAETEC common stock on the NASDAQ Global Select Market.

2007	High	Low
First Quarter (from March 1, 2007)	$20.40	$8.75
Second Quarter	$12.31	$10.24
Third Quarter	$13.17	$10.40
Fourth Quarter	$13.72	$8.96

As of March 27, 2008, PAETEC had approximately 437 holders of record of its common stock.

Dividend Policy

PAETEC has not declared or paid cash dividends on its common stock. Future declaration and payment of cash dividends, if any, on PAETEC’s common stock are within the discretion of PAETEC’s board of directors and will be determined in light of factors deemed relevant by the board of directors, including PAETEC’s earnings, operations, capital requirements and financial condition and restrictions in its financing agreements. Under its credit facilities agreement and senior notes indenture, PAETEC may pay cash dividends on its common stock in excess of specified amounts only if it is not otherwise in default and meets specified requirements relating to levels of its cash flows, total and secured indebtedness, interest obligations and other financial measures.

Performance Graph

The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that PAETEC specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

The performance graph compares the cumulative total return on PAETEC’s common stock from March 31, 2007, the last day of the month in which trading of PAETEC’s common stock began on the NASDAQ Global Select Market, through December 31, 2007, with the total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph assumes that the value of the investment was $100 on March 31, 2007, and that all dividends and other distributions were reinvested.

Comparison of Cumulative Total Return Among PAETEC’s Common Stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index

Company / Index	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07
PAETEC Holding Corp.	100.00	99.52	111.16	107.73	112.60	113.84	118.99	128.34	102.10	93.03
NASDAQ Composite Index	100.00	104.27	107.06	107.50	105.15	107.21	111.56	118.07	109.88	109.52
NASDAQ Telecommunications Index	100.00	103.24	105.20	109.81	110.70	114.02	121.79	125.27	110.70	108.05

Issuer Purchases of Equity Securities

The following table provides information about PAETEC’s purchases of its common stock during the quarter ended December 31, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007 (1)	668	$12.75	Not applicable	Not applicable
November 1, 2007 – November 30, 2007 (1)	87	$11.16	Not applicable	Not applicable
December 1, 2007 – December 31, 2007 (1)	3,457	$9.83	Not applicable	Not applicable

Quarter ended December 31, 2007	4,212	$10.32	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, PAETEC pursuant to provisions in agreements with recipients of awards granted under PAETEC’s 2007 Omnibus Incentive Plan allowing PAETEC to withhold, or the recipient to deliver to PAETEC, the number of shares having a fair value equal to tax withholding due.

Item 6.	Selected Financial Data

The selected consolidated statements of operations data, balance sheet data, other financial data, and operating data for all periods presented prior to March 1, 2007 reflect only the financial results of PAETEC Corp., as predecessor to PAETEC Holding Corp., and PAETEC Corp.’s wholly-owned subsidiaries. After February 28, 2007, the date of completion of the merger transaction with US LEC Corp., the accompanying historical financial statements and notes include the accounts of PAETEC Holding Corp. and its wholly-owned subsidiaries, including PAETEC Corp. and PAETEC Corp.’s wholly-owned subsidiaries and US LEC Corp. and US LEC Corp.’s wholly-owned subsidiaries.

The following tables show the selected consolidated statements of operations data, balance sheet data, other financial data and operating data of PAETEC Corp. as of and for each of the years ended December 31, 2003, 2004, 2005 and 2006, and of PAETEC Holding as of and for the year ended December 31, 2007. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2007, 2006, and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” appearing elsewhere in this report. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2004 and 2003 and the selected balance sheet data as of December 31, 2005, 2004, and 2003 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with GAAP, which are not included in this report. PAETEC’s historical results are not necessarily indicative of its results for any future period.

You should read the data set forth below together with PAETEC’s consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2007 (1)	2006	2005	2004		2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Network services revenue	$855,833	$460,347	$400,717	$316,731		$263,929
Carrier services revenue	144,924	88,284	76,685	70,767		72,066
Integrated solutions revenue	40,256	37,671	32,022	26,173		27,675

Total revenue	1,041,013	586,302	509,424	413,671		363,670
Cost of sales (exclusive of depreciation and amortization shown separately below)	491,684	282,169	237,809	168,115		143,132
Litigation settlement	—	1,500	(860)	—		—
Retroactive network cost discount	—	—	(1,750)	—		—

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	373,715	219,516	193,846	172,075		155,177
Integration and restructuring costs	3,665	—	—	—		—
Leveraged recapitalization related costs	—	15,153	—	—		—
Withdrawn initial public offering and related terminated senior secured credit facility expenses	—	—	4,553	—		—
Depreciation and amortization	75,237	34,618	29,076	22,808		19,871

Income from operations	96,712	33,346	46,750	50,673		45,490
Loss on extinguishment of debt	14,558	5,081	—	—		—

Change in fair value of Series A convertible redeemable preferred stock conversion right	—	(10,778)	10,778	—		—
Other income, net	(4,784)	(4,509)	(3,098)	(715)		(407)
Interest expense	68,373	27,319	10,472	10,911		10,737

Income before income taxes	18,565	16,233	28,598	40,477		35,160
Provision for (benefit from) income taxes	8,037	8,430	14,124	(37,158	)(2)	685

Net income	$10,528	$7,803	$14,474	$77,635		$34,475

Income (loss) allocated to common stockholders	$10,528	$(33,155)	$(623)	$39,495		$13,298

Income (loss) per common share—basic (3)	$0.12	$(1.05)	$(0.02)	$1.35		$0.46

Income (loss) per common share—diluted (3)(4)	$0.10	$(1.05)	$(0.02)	$1.25		$0.44

	As of December 31,
	2007 (1)	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$112,601	$46,885	$49,394	$45,882	$51,824

Property and equipment, net	312,032	167,566	151,994	132,776	120,707

Total assets	1,166,356	379,740	355,230	334,573 (2)	263,467

Long-term debt (including current portion)	795,557	373,786	111,886	132,126	145,173

Series A convertible redeemable preferred stock	—	—	193,164	178,067	164,043

	Year Ended December 31,
	2007 (1)	2006	2005	2004	2003
	(in thousands)
Other Financial Data:

Capital expenditures	$81,455	$49,295	$38,156	$33,545	$28,729

Net cash provided by (used in) financing activities	290,275	(8,202)	(29,131)	(25,236)	(15,608)
Net cash provided by operating activities	113,116	53,555	64,451	57,894	67,100
Net cash used in investing activities	(337,675)	(47,862)	(31,808)	(38,600)	(23,956)
Adjusted EBITDA (5)	196,178	91,798	82,072	73,650	65,415

	As of December 31,
	2007 (1)	2006	2005	2004	2003
Operating Data:

Geographic markets served (6)	53	29	29	27	27

Number of switches deployed (7)	40	13	12	11	10

Total digital T1 transmission lines installed (8)	119,987	52,371	40,621	30,346	22,454

Total access line equivalents installed (8)	2,879,688	1,256,904	974,904	728,304	538,896

Total employees	2,432	1,312	1,231	1,124	1,062

(1)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(2)	Includes the recognition of a non-cash net deferred income tax benefit of $38.2 million related to the reversal of valuation allowance on historical net operating loss assets.
(3)	Basic and diluted net income per common share for the years ended December 31, 2005, 2004 and 2003 were calculated using the “two-class” method in accordance with Emerging Issues Task Force Bulletin No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, by dividing undistributed income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period, after giving effect to the participating security, which was PAETEC’s convertible redeemable preferred stock that was outstanding in those periods. During the second quarter of 2006, as part of a leveraged recapitalization, PAETEC converted or repurchased all of its outstanding preferred stock. At and after June 30, 2006, there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted income per share does not apply to those periods.
(4)	Potential common shares, which under the treasury stock method consist of stock options, warrants, and restricted stock units, and preferred stock assuming the full conversion of such preferred stock, are excluded from the diluted net loss per common share calculations in 2005 and 2006 because the effect of their inclusion would have been anti-dilutive. As of December 31, 2006, and thereafter, there were no shares of convertible redeemable preferred stock outstanding.

(5)	Adjusted EBITDA is not a financial measurement prepared in accordance with generally accepted accounting principles. Adjusted EBITDA, as defined by PAETEC for the periods presented below, represents net income before interest, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, integration and restructuring costs, leveraged recapitalization related costs, withdrawn initial public offering and related terminated senior secured credit facility expenses, loss on extinguishment of debt, and change in fair value of Series A convertible redeemable preferred stock conversion right.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net income as net income is calculated in accordance with generally accepted accounting principles:

	Year Ended December 31,
	2007 (1)	2006	2005	2004	2003
	(in thousands)
Net income	$10,528	$7,803	$14,474	$77,635	$34,475
Add back non-EBITDA items included in net income:
Depreciation and amortization	75,237	34,618	29,076	22,808	19,871
Interest expense, net of interest income	63,607	24,995	9,067	10,365	10,384
Provision for (benefit from) income taxes	8,037	8,430	14,124	(37,158)	685

EBITDA	$157,409	$75,846	$66,741	$73,650	$65,415
Stock-based compensation	20,546	6,496	—	—	—
Integration and restructuring costs	3,665	—	—	—	—
Leveraged recapitalization costs	—	15,153	—	—	—
Withdrawn initial public offering and related terminated senior secured credit facility expenses	—	—	4,553	—	—
Loss on extinguishment of debt	14,558	5,081	—	—	—
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	(10,778)	10,778	—	—

Adjusted EBITDA	$196,178	$91,798	$82,072	$73,650	$65,415

(6)	Each market represents a geographic area in which PAETEC offers its network services.
(7)	Switches are computers that connect customers to PAETEC’s network and transmit voice and data communications over the network.
(8)	An access line is a telephone line that extends from one of PAETEC’s central offices to a customer’s premises. PAETEC connects customers to its network by leasing digital T1 telephone and data transmission lines linking its customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. PAETEC calculates the number of access line equivalents it has installed by multiplying the number of digital T1 transmission lines it has installed by 24. The increase in digital T1 transmission lines and access line equivalents in 2007 was the result of 50,444 digital T1 transmission lines or 1,210,656 access line equivalents acquired through our merger with US LEC as of February 28, 2007. A portion of the increase in digital T1 transmission lines and access line equivalents in 2004 was attributable to the 700 digital T1 transmission lines used by customers PAETEC acquired from Covista Communications in August 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report. This discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those described in “Risk Factors.” Actual results may differ materially from those expressed in or implied by these forward-looking statements.

Unless we indicate otherwise, references in this report to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and PAETEC Corp. and its subsidiaries for all periods before the completion of the merger with US LEC Corp. on February 28, 2007. For the period from February 28, 2007 through February 7, 2008, such references also include US LEC Corp. and its subsidiaries. For the period from and after February 8, 2008, such references include US LEC Corp., McLeodUSA Incorporated and their respective subsidiaries.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC Holding had approximately 3,900 employees as of March 1, 2008. As of March 1, 2008, excluding the effect of the McLeodUSA merger, PAETEC Holding had in service 124,261 digital T1 transmission lines, which represented the equivalent of 2,982,264 telephone lines, for over 30,000 business customers in a service area encompassing 53 of the top 100 metropolitan statistical areas.

To supplement its internal growth, PAETEC has pursued an acquisition strategy that it believes would allow it to increase penetration of its existing markets, expand into new markets, achieve operating efficiencies and enhance its ability to sell and deliver value-added services. In accordance with this strategy, PAETEC has focused its acquisition efforts on other competitive carriers, on local and long distance providers, on enhanced service providers, on network integrators and on equipment solutions providers.

On February 28, 2007, PAETEC Corp. completed its combination with US LEC Corp. Before the combination, which was effected by two mergers, which we sometimes refer to as the “mergers” or collectively as the “US LEC merger,” PAETEC Holding Corp. was a wholly-owned subsidiary of PAETEC Corp. formed by PAETEC Corp. to complete the US LEC merger. PAETEC Holding had no operations or material assets before the US LEC merger. As a result of the US LEC merger, PAETEC Corp. and US LEC Corp. became wholly-owned subsidiaries of PAETEC Holding. US LEC Corp. is a provider of Internet Protocol, data and voice services to medium-sized and large businesses and enterprises in 16 Eastern states and the District of Columbia.

On October 31, 2007, PAETEC completed its acquisition of Allworx Corp., a privately held company, for $25 million in an all-cash transaction. Allworx develops, designs, markets and sells a complete phone and network system. The Allworx business provides manufacturing, distribution, and software and digital hardware engineering services that are designed to benefit small and medium-sized businesses.

On February 8, 2008, PAETEC completed its business combination by merger with McLeodUSA Incorporated. In accordance with the merger agreement, McLeodUSA became a wholly-owned subsidiary of PAETEC upon completion of the merger. McLeodUSA provides integrated communication services to small and medium-sized enterprises, and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers.

Each of the foregoing merger transactions was accounted for as a purchase of the applicable company by PAETEC using the purchase method of accounting under generally accepted accounting principles. As a result, the assets, including identifiable intangible assets, and liabilities of each company as of the effective time of the merger were or will be recorded at their respective fair values and added to those of PAETEC. Any excess of purchase price over the net fair values of such company’s assets and liabilities was or will be recorded as goodwill. Consolidated financial statements of PAETEC after the effective time of each transaction reflect or will reflect those fair values and will not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The results of operations of each acquired company have been or will be combined with the results of operations of PAETEC and have been or will be included in the results of operations of PAETEC beginning on the effective date of the applicable transaction. Following each transaction, the earnings of PAETEC reflect or will reflect the effect of any additional indebtedness and purchase accounting adjustments, including any increased interest expense and depreciation and amortization of acquired assets.

In connection with its acquisition of US LEC, PAETEC obtained $850 million of new senior secured credit facilities on February 28, 2007 and applied the proceeds of the facilities primarily to refinance or retire substantially all of the indebtedness of the two companies and to repurchase US LEC’s outstanding preferred stock. In July 2007, PAETEC amended its senior secured credit facilities and prepaid $300 million principal amount of borrowings under those facilities with the proceeds of an offering of $300 principal amount of its 9.5% senior notes due 2015 and cash on hand. In January 2008, PAETEC obtained $100 million of additional term loans under an incremental facility extended pursuant to its existing credit facilities agreement and applied a portion of the borrowings under that facility toward the redemption of all of McLeodUSA’s outstanding senior secured notes in connection with PAETEC’s acquisition of McLeodUSA.

Trends Affecting Our Business

The telecommunications industry has remained highly competitive in an environment marked by overcapacity in some sectors and increased deregulation. Market forces and changes in government regulations have required, and may continue to require, us to reduce rates for some of the services we provide. These trends may reduce our historical rate of revenue growth and continue to exert pressure on our operating margins. We believe, however, that these reduced rates have been and in 2007 will continue to be offset by increased sales volume. In addition, we believe that the relatively long-term nature of our agreements with customers of our network services, which have an average initial term of three years, should reduce the likelihood that we will experience significant, rapid decreases in the rates we charge for our services.

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

Converged Voice and Data Traffic. Voice and data traffic historically have traveled over telecommunications networks using incompatible transmission formats. This means that a telecommunications transmission circuit had to be designated to carry either data traffic or voice traffic. As a result, excess capacity on a voice circuit could not be made available to reduce demand on a data circuit. New technologies that allow voice and data traffic to travel interchangeably over the same network, commonly known as Voice over Internet Protocols, or “VoIP,” technology, enables more efficient use of the telecommunications networks. Because we lease the majority of our transmission capacity, this increased efficiency has the potential to reduce significantly our cost of providing services to our customers. In the coming years, we plan to continue installing equipment and transition our network to take full advantage of these new technologies. Service disruptions may accompany the transition to a new technology, which could adversely affect our revenues.

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

Industry Consolidation. Our industry has experienced a significant amount of consolidation in recent periods. These transactions have created more significant competitors for PAETEC and have reduced the number of vendors from which PAETEC may purchase network elements it requires to operate its business. We expect this trend to continue in the near future. To compete more effectively in our industry, we plan to pursue our own acquisition strategy to increase our operating leverage, achieve economies of scale and broaden our name recognition.

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

Usage-based fees consist of fees paid by PAETEC’s network services customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as “reciprocal compensation” when PAETEC terminates local calls made by their customers, and access fees paid by other carriers for long distance calls PAETEC originates or terminates for the other carrier.

The monthly recurring fees and usage-based fees generated by sales of PAETEC’s network services and carrier services to any customer tend to be relatively consistent from month to month, subject to changes in the calling patterns of the customer’s business. These fees generally are based on the number of digital T1 transmission lines used by the customer. Because PAETEC believes that the cumulative number of digital T1 transmission lines in service provides accurate information with respect to its future revenue, the company uses data with respect to the cumulative number of digital T1 transmission lines PAETEC has in service from period to period to assist it in evaluating revenue trends related to its network services and carrier services businesses.

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end users on a retail basis, which the company refers to as its network services. Revenue from network services represented approximately 82% of PAETEC’s total revenue for 2007 and 79% of PAETEC’s total revenue for 2006 and 2005. PAETEC’s network services revenue consists primarily of monthly recurring fees and usage-based fees. In addition to usage-based fees invoiced directly to the end-user customers, usage-based fees for PAETEC’s network services also include the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long-distance calls for those other providers to or from PAETEC’s network services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates local calls made by the customers of the other local carriers. PAETEC recognizes revenue during the period in which the revenue is earned. PAETEC’s network services also generate non-recurring service activation and installation fee revenues, which it receives upon initiation of service. PAETEC defers recognition of these revenues and amortizes them over the average contractual life, primarily three years.

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which the company refers to as its carrier services. Revenue from carrier services represented approximately 14% of PAETEC’s total revenue for 2007 and 15% of PAETEC’s total revenue for 2006 and 2005.

PAETEC’s carrier services revenue consists primarily of monthly recurring fees and usage-based fees. Usage-based fees for PAETEC’s carrier services consist primarily of the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long distance calls for those other providers to or from PAETEC’s carrier services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates to its carrier services customers local calls made by customers of other local carriers.

Access Fee and Reciprocal Compensation Revenue Generated by Network Services and Carrier Services. PAETEC generates access fees when PAETEC’s switching facilities provide a connection between a long distance carrier and an end user. In accordance with a May 2004 FCC order, PAETEC has designed its interstate access rates to equal the interstate access rates charged by the competing incumbent carrier for functionally equivalent access services, including all applicable fixed and traffic-sensitive charges. In the May 2004 order, the FCC announced a new rule that limits the interstate access fees competitive carriers like PAETEC are able to collect from a long distance carrier in situations where the competitive carriers do not provide service directly to the end user. This rule specifically targeted traffic that competitive carriers handle for wireless carriers and provided that competitive carriers could charge no more than incumbent carriers for these services.

State regulatory commissions historically have regulated the intrastate access rates imposed by incumbent carriers, but many states had subjected the intrastate access rates of competitive carriers to significantly less regulation. There are some states in PAETEC’s existing geographic markets that currently require a competitive carrier to mirror the intrastate access rates of the incumbent carrier in that state, and California and Virginia recently adopted requirements requiring competitive carriers to step down their intrastate access rates over a limited period. Other state regulatory commissions have begun proceedings to investigate intrastate access rates of competitive carriers, and those ongoing proceedings may result in a change to the rates PAETEC assesses long distance carriers for use of the company’s in-state networks.

Both the FCC and state regulatory commissions continue to review rules regarding the compensation local carriers pay to other local carriers for termination of local telephone calls as reciprocal compensation. Rates and terms for reciprocal compensation are based on agreements between PAETEC and other local carriers and are supported by federal and state regulatory and judicial rulings. The company is engaged in continuing discussions with large incumbent carriers, among others, to perpetuate its contractual arrangements for reciprocal compensation in relevant service territories. PAETEC has agreements in place with an increasing number of other local providers, including Qwest in its region, that require such termination services to be provided on a “bill and keep” basis in which neither carrier compensates the other for local calls. Reciprocal compensation constituted 2% of total revenue for 2007 and 3% of total revenue for 2006 and 2005. Most of PAETEC’s reciprocal compensation for these periods was generated by PAETEC’s carrier services.

All forms of intercarrier compensation, including exchange access and reciprocal compensation, are now the subject of a generic proceeding at the FCC designed to reform the way carriers and providers pay other carriers and providers for use of their respective networks. A 2004 filing at the FCC, known as the Missoula Plan, was anticipated to be the blueprint for nationwide intercarrier compensation reform, but its fate remains uncertain. If implemented, such a plan could have a substantial effect on PAETEC’s access revenues, network capital expenditures and cost of sales. Instead of adopting a broad, all-encompassing plan such as Missoula, the FCC is considering proposals that address limited pieces of the intercarrier compensation regime. Recent proposals address “phantom traffic,” which refers to unidentifiable, and thus unbillable, network traffic. A proposal submitted in 2008 would require every originating carrier to identify in its signaling information the calling party’s telephone number and every intermediate carrier to transmit that information in its signaling without alteration so that the appropriate form and level of intercarrier compensation can be calculated and assessed. The proposal also would require that in the absence of a mutual agreement between carriers to the contrary, most calls would be classified for purposes of intercarrier compensation based on the area code and exchange prefix of the calling and called parties. This proposal, if adopted, could result in the application of terminating interstate switched access charges on VoIP traffic originated on a broadband connection, which could significantly increase the cost of providing certain IP-based services. PAETEC is currently evaluating the plan to assess its potential effect on the company. Any future mandated decreases in the company’s access rates, or the determination that local exchange carriers may assess charges on broadband originated traffic, could further adversely affect the company’s gross margins and operating cash flow with respect to its carrier services.

Total access fee revenue and reciprocal compensation attributable to both network services and carrier services customers represented approximately 9.6% of total revenue for 2007, 11.0% of total revenue for 2006, and 12% of total revenue for 2005. Access fee revenue and reciprocal compensation, as a percentage of carrier services revenue, decreased to 43% in 2007 from 47% in 2006 and 49% in 2005. Access fee revenue and reciprocal compensation accounted for 5% of network services revenue in each of 2007, 2006 and 2005. The decreasing contribution of access fee revenue and reciprocal compensation to PAETEC’s operating results over this three-year period was principally due to a shift in product mix.

Integrated Solutions. PAETEC derives revenue from sales to retail end-user customers of telecommunications equipment and software and related services. Revenue from these “integrated solutions” represented approximately 4% of PAETEC’s total revenue for 2007 and 6% of PAETEC’s total revenue for 2006 and 2005.

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

Cost of Sales

PAETEC provides its network services and carrier services by using electronic network components that it owns and telephone and data transmission lines that it leases from other telecommunications carriers. PAETEC’s cost of sales for these services consists primarily of leased transport charges and usage costs for local and long distance calls. PAETEC’s leased transport charges are the payments it makes to lease the telephone and data transmission lines that the company uses to connect its customers to its network and to connect its network to the networks of other carriers. Usage costs for local and long distance are the costs that PAETEC incurs for calls made by its customers. Cost of sales for PAETEC’s integrated solutions also includes the costs it incurs in designing systems and purchasing and installing equipment.

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

Withdrawn Initial Public Offering and Related Terminated Senior Secured Credit Facility Expenses

On September 16, 2005, PAETEC withdrew its registration statement filed with the SEC on April 22, 2005 related to a proposed initial public offering of common stock. As a result, PAETEC wrote off approximately $4.6 million of costs related to the withdrawn initial public offering and associated withdrawn new senior secured credit facility during 2005.

Leveraged Recapitalization Related Costs

On June 12, 2006, PAETEC completed a leveraged recapitalization to eliminate all outstanding shares of its Series A convertible redeemable preferred stock before the optional redemption rights of the holders of those shares became effective in February 2007, as well as the associated approval rights of the holders of those shares and the additional approval rights of the former stockholders of Campuslink Communications Systems, Inc. Among other recapitalization transactions, PAETEC repurchased all outstanding shares of its Series A convertible redeemable preferred stock and specified outstanding shares of its Class A common stock for a purchase price payable in cash. PAETEC funded the purchase price in part with proceeds of borrowings under new senior secured credit facilities. Immediately before the Series A preferred stock repurchase, specified shares of the Series A preferred stock were converted into Class A common stock in accordance with the existing terms of the Series A preferred stock. In addition, as part of the leveraged recapitalization, holders of PAETEC’s Class B common stock agreed to convert all of the outstanding shares of Class B common stock into an equal number of shares of Class A common stock and a right to receive a total of 3,400,000 additional shares of Class A common stock in connection with the conversion. The leveraged recapitalization also included PAETEC’s cash repurchase of specified options to purchase Class A common stock issued in connection with PAETEC’s acquisition by merger of Campuslink Communications. To induce specified initial stockholders of PAETEC to provide the consents, approvals, waivers, releases and other agreements necessary to complete the other leveraged recapitalization transactions, PAETEC issued and sold 690,065 shares of Class A common stock for no additional consideration to these initial stockholders. PAETEC used the proceeds from the new senior secured credit facilities, in part, to pay some or all of the total cash required to complete the leveraged recapitalization transactions and to pay off or refinance substantially all of the company’s then existing debt, including its then-existing senior secured credit facility and capital leases.

PAETEC’s board of directors approved the grant of equity-based and cash incentive awards to some senior executives for services in connection with the leveraged recapitalization and to promote the retention of the executives following the completion of the leveraged recapitalization. These awards included total cash bonuses of $5.0 million and grants of restricted stock units for 4,000,000 shares of Class A common stock, which vest on the third anniversary of the date of grant. The cash bonuses were paid upon completion of the leveraged recapitalization and were subject to specified repayment provisions that could have resulted in an executive’s repayment of some or all of the bonus upon the occurrence of specified events during the 36 full calendar months following the month in which the bonuses were paid. In August 2006, PAETEC entered into agreements with each executive who had received one of these cash bonuses, under which PAETEC agreed to terminate the repayment provisions to which the bonuses were originally subject. These termination agreements were entered into to induce the executives to take actions or enter into or consent to agreements related to the execution of the merger agreement, including amendments to severance agreements and consents to incentive plan amendments that would preclude the completion of the mergers from triggering potential accelerated payments or accelerated vesting of equity awards held by the executives. As a result of these cash bonus transactions, PAETEC recorded a charge of $5.0 million, which is included in income from operations for 2006.

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

Class A Repurchase

As part of the leveraged recapitalization, PAETEC purchased from some of the former stockholders of Campuslink Communications and some of their affiliates a total of 6,546,526 shares of Class A common stock for $56.9 million in cash, which represented a weighted average purchase price of $8.06 per share. In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-6, Accounting for a Purchase of Treasury Shares at a Price Significantly in Excess of the Current Market Price of Shares and the Income Statement Classification of Costs Incurred in Defending Against a Takeover Attempt, the total fair value of the repurchased shares on June 12, 2006 of $45.7 million, or $6.98 per share, was accounted for as the cost of the shares and was included in treasury stock within PAETEC’s total stockholders’ deficit at December 31, 2006. The cash paid in excess of the fair market value of those shares on the repurchase date of $11.3 million was charged against income as inducement expense and included in leveraged recapitalization related costs during 2006.

Class B Conversion and Additional Shares

As part of the leveraged recapitalization, specified Class B common stockholders entered into an agreement with PAETEC to cause the conversion of all 2,635,000 outstanding shares of Class B common stock into an equal number of shares of Class A common stock in accordance with the terms of the PAETEC restated certificate of incorporation and to provide the specified Class B common stockholders with the right to receive at a specified future date 3,400,000 additional shares of Class A common stock in connection with the conversion. In accordance with the agreement, as modified in January 2007, these additional shares were issued in January 2007. PAETEC determined that the fair value of the shares of Class B common stock on June 12, 2006 was equal to the fair value of the 6,000,000 shares of Class A common stock received by the Class B stockholders. See Note 4 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding the conversion of the Class B common stock.

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

Transaction Fees

PAETEC incurred $10.0 million in external legal, accounting, consulting and bank fees related to the leveraged recapitalization. Of these fees, $8.9 million represented direct costs incurred to acquire borrowings under PAETEC’s new senior secured credit facilities and were recorded as an asset as of December 31, 2006. These fees will be amortized and charged to interest expense using the effective interest method over the life of the facilities. Direct costs incurred as a result of the leveraged recapitalization that were not direct costs of acquiring the senior credit facilities represented $1.1 million of these fees. These costs were included in income from operations as part of leveraged recapitalization related costs for 2006.

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

Stock-Based Compensation

PAETEC’s employees participate in a variety of equity incentive plans. Effective January 1, 2006, PAETEC adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, therefore, the company has not restated prior periods’ results. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Adjusted EBITDA Presentation

Adjusted EBITDA, as defined by PAETEC for the periods presented in this management’s discussion and analysis, , represents net income (loss) before interest expense, provision for (benefit from) income taxes, depreciation and amortization, change in fair value of Series A convertible redeemable preferred stock conversion right, stock-based compensation, leveraged recapitalization costs, integration and restructuring costs, and loss on extinguishment of debt. PAETEC’s adjusted EBITDA is a non-GAAP financial measure used by PAETEC’s management, together with financial measurements prepared in accordance with GAAP such as revenue and cash flows from operations, to assess PAETEC’s historical and prospective operating performance. Management believes that trends in PAETEC’s adjusted EBITDA are a valuable indicator of PAETEC’s ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

•	integration and restructuring costs PAETEC incurred in connection with the US LEC merger;

•

costs PAETEC incurred in connection with the leveraged recapitalization it completed in June 2006, including change in fair market value of Series A convertible redeemable preferred stock conversion rights, leveraged recapitalization related costs and loss on extinguishment of debt; and

•	stock-based compensation expense.

PAETEC’s management also uses adjusted EBITDA to evaluate PAETEC’s performance relative to that of its competitors. This financial measure permits a comparative assessment of PAETEC’s operating performance, relative to the company’s performance based on its GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. Management believes that adjusted EBITDA is a particularly useful comparative measure within PAETEC’s industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant non-operating charges to earnings, such as those resulting from debt restructurings, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations.

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

•	adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that PAETEC’s management considers not indicative of PAETEC’s ongoing operations; and

•	to the extent that PAETEC changes its accounting of certain transactions or other items from period to period, PAETEC’s adjusted EBITDA may not be directly comparable from period to period.

PAETEC’s management compensates for these limitations by relying primarily on PAETEC’s GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in adjusted EBITDA. As a result of these limitations, adjusted EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows, as calculated in accordance with GAAP, as a measure of liquidity.

Results of Operations

The following table presents selected financial and operations data for each fiscal quarter of 2007 and 2006. The data for 2007 reflect results of US LEC following its combination with PAETEC Corp. on February 28, 2007.

	2007						2006
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data and operating data)
Financial data:
Revenue:
Network services	$158,438	$228,010	$233,590		$235,794		$111,335	$114,030	$116,041	$118,941
Carrier services	27,312	37,479	40,138		39,995		21,260	21,453	22,695	22,876
Integrated solutions	8,267	8,980	10,156		12,853		8,180	10,130	9,690	9,671

Total	$194,017	$274,469	$283,884		$288,642		$140,775	$145,613	$148,426	$151,488

Net income (loss)	$(5,849)	$5,970	$(5,092	)(5)	$15,499	(6)	$12,526	$(5,814)	$(1,533)	$2,625
Income (loss) per common share (1) (2):
Basic	$(0.11)	$0.06	$(0.05)		$0.15		$0.18	$(1.42)	$(0.05)	$0.08
Diluted	$(0.11)	$0.05	$(0.05)		$0.14		$0.18	$(1.42)	$(0.05)	$0.06
Adjusted EBITDA (3)	$34,193	$52,450	$53,817		$55,718		$22,426	$25,129	$18,685	$25,560
Adjusted EBITDA, as a percentage of total revenue (3)	17.6%	19.1%	19.0%		19.3%		15.9%	17.3%	12.6%	16.9%
Operations data (as of period end):
Total digital T1 transmission lines installed (net) (4):
By quarter	3,329	4,329	4,491		5,023		2,630	2,600	3,015	3,505
Cumulative	106,144	110,473	114,964		119,987		43,251	45,851	48,866	52,371
Total access line equivalents installed (4):
By quarter	79,896	103,896	107,784		120,552		63,120	62,400	72,360	84,120
Cumulative	2,547,456	2,651,352	2,759,136		2,879,688		1,038,024	1,100,424	1,172,784	1,256,904

(1)	Information is calculated for each quarter as a stand-alone period, and the sum of the four quarters in any year may not equal PAETEC’s reported results for that year.

(2)	For the first quarter of 2006, basic and diluted income per share is calculated using the “two-class” method, in accordance with Emerging Issues Task Force Bulletin No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, by dividing undistributed income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period, after giving effect to the participating security, which was the convertible redeemable preferred stock that was outstanding during the period. During the second quarter of 2006, as part of the leveraged recapitalization, PAETEC converted or repurchased all of the outstanding convertible redeemable preferred stock. At and after June 30, 2006, there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted income per share does not apply to those periods.
(3)	Adjusted EBITDA, as defined by PAETEC for the periods presented below, represents net income (loss) before interest, provision for (benefit from) income taxes, depreciation and amortization, change in fair value of Series A convertible redeemable preferred stock conversion right, stock-based compensation, leveraged recapitalization costs, integration and restructuring costs, and loss on extinguishment of debt. Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “—Overview—Adjusted EBITDA Presentation” for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net income (loss), as net income (loss) is calculated in accordance with GAAP:

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net income (loss)	$(5,849)	$5,970	$(5,092)	$15,499	$12,526	$(5,814)	$(1,533)	$2,625

Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	13,153	20,932	35,205	5,947	7,593	8,586	9,117	9,322
Interest expense, net of interest income	13,264	17,648	16,590	16,105	2,199	3,778	9,410	9,608
Provision for (benefit from) income taxes	(2,898)	2,869	(1,846)	9,912	4,672	2,826	(530)	1,462

EBITDA	17,670	47,419	44,857	47,463	26,990	9,376	16,464	23,017

Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	—	—	(5,496)	(5,281)	—	—
Stock-based compensation	6,584	3,301	3,777	6,884	932	960	2,128	2,476
Leveraged recapitalization costs	—	—	—	—	—	14,993	93	67
Integration and restructuring costs	105	1,730	906	924	—	—	—	—
Loss on extinguishment of debt	9,834	—	4,277	447	—	5,081	—	—

Adjusted EBITDA	$34,193	$52,450	$53,817	$55,718	$22,426	$25,129	$18,685	$25,560

(4)	An access line is a telephone line that extends from one of our central offices to a customer’s premises. We connect customers to our network by leasing digital T1 telephone and data transmission lines linking our customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. We calculate the number of access line equivalents we have installed by multiplying the number of digital T1 transmission lines we have installed by 24. Installed amounts by quarter do not include 50,444 digital T1 transmission lines or 1,210,656 access line equivalents acquired through our merger with US LEC as of February 28, 2007.
(5)	Includes approximately $4.3 million incurred on extinguishment of credit facility debt with the proceeds of the senior notes offering in July 2007, as well as $8.2 million in increased depreciation and amortization expense due to the catch-up of amortization expense associated with acquired US LEC intangible assets.
(6)	Includes approximately $15 million in purchase accounting adjustments associated with a reduction to depreciation and amortization of approximately $17 million to recognize the finalization of valuations and related useful life assessments of tangible and intangible assets acquired through US LEC, offset in part by approximately $2 million of additional stock-based compensation expense to recognize the finalization of the valuation of stock options assumed in the US LEC acquisition.

2007 Compared With 2006

The following comparison of PAETEC’s operating results for 2007 to PAETEC’s operating results for 2006 is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007. As a result of the US LEC merger, US LEC’s operating results are included in PAETEC’s results for 2007 beginning on March 1, 2007. Because of the significance of the US LEC merger, PAETEC’s operating results for 2007 and 2006 are not directly comparable. The contribution of Allworx Corp. to PAETEC’s operating results for 2007 was immaterial.

Revenue. Total revenue increased $454.7 million, or 77.6%, to $1,041.0 million for 2007 from $586.3 million for 2006. The increase in total revenue was substantially attributable to the inclusion of US LEC’s results for 2007. Excluding US LEC’s results, total revenue increased $70.2 million, or 12.0%, over 2006.

Revenue from network services increased $395.5 million, or 85.9%, to $855.8 million for 2007 from $460.3 million for 2006. Revenue from carrier services increased $56.6 million, or 64.2%, to $144.9 million for 2007 from $88.3 million for 2006. Revenue from integrated solutions increased $2.6 million, or 6.9%, to $40.3 million for 2007 from $37.7 million for 2006.

Excluding US LEC’s results for 2007, revenue from network services increased $50.9 million, or 11.0%, over 2006, revenue from carrier services increased $16.7 million, or 19.0%, over 2006, and revenue from integrated solutions increased $0.9 million, or 2.3%, over 2006. Of total revenue for 2007, revenue from network services, carrier services and integrated solutions accounted for 82.2%, 13.9% and 3.9%, respectively, compared to 78.5%, 15.1% and 6.4%, respectively, of total revenue for 2006. Excluding US LEC’s results, network services, carrier services and integrated solutions contributed 78.1%, 16.0% and 5.9%, respectively, of total revenue for 2007.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service from 52,371 lines as of December 31, 2006 to 119,987 lines as of December 31, 2007. US LEC accounted for 56,501 of the lines in service as of December 31, 2007. Our integrated solutions business has a longer revenue cycle and may produce irregular trends on a quarterly basis.

Total access revenue represented 9.6% of total revenue for 2007, or 10.8% excluding US LEC’s results, and 11.0% of total revenue for 2006. Reciprocal compensation constituted 2.0% of total revenue for 2007, or 2.3% excluding US LEC’s results, and 2.8% of total revenue for 2006. Most of PAETEC’s access fees and reciprocal compensation for these periods was generated by its carrier services. Access revenue and reciprocal compensation constituted 42.5% of the total carrier services revenue for 2007, which represented a decrease from 47.3% of total carrier services revenue for 2006. Excluding US LEC’s results, access revenue and reciprocal compensation accounted for 44.2% of 2007 total revenue. Access revenue and reciprocal compensation, as a percentage of network services revenue, was 4.5% for 2007, or 4.8% excluding US LEC’s results, and 4.9% for 2006. The decrease in access fee revenue and reciprocal compensation as a percentage of total revenue was principally attributable to a continuing shift in product mix toward services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC.

Cost of Sales. Cost of sales increased to $491.7 million for 2007 from $282.2 million for 2006, principally because of the inclusion of US LEC’s results in 2007. Excluding US LEC’s results, cost of sales increased to $315.5 million. The higher cost of sales in 2007 principally reflected the increase in the number of digital T1 transmission lines in service discussed above.

Leased transport charges increased to $363.2 million, or 73.9% of cost of sales, for 2007 from $188.8 million, or 66.9% of cost of sales, for 2006. The increase in leased transport charges was primarily attributable to the inclusion of US LEC’s results of $145.8 million, or 82.8% of US LEC’s portion of cost of sales, in 2007. The increase in leased transport charges for 2007 also resulted from increases in the amount of network services sold. The increase in leased transport charges as a percentage of cost of sales was principally attributable to the shift in product mix referred to above, as well as the mix of leased transport charges to usage costs with respect to the customers acquired in connection with the US LEC merger.

Usage costs for local and long distance calls increased to $101.8 million, or 20.7% of cost of sales, for 2007 from $68.7 million, or 24.4% of cost of sales, for 2006. The increase in usage costs was primarily attributable to the inclusion of US LEC’s results of $28.9 million, or 16.4% of US LEC’s portion of cost of sales, in 2007. The increase in usage costs for local and long distance calls for 2007 was also due to increases in the amount of network services and carrier services sold. The increase was partially offset by a decrease in the average usage rates PAETEC is charged by network providers. The decrease in usage costs as a percentage of cost of sales was principally attributable to fluctuations in the mix of products sold during 2007.

Cost of sales as a percentage of total revenue decreased from 48.1% for 2006 to 47.2% for 2007. The decrease was primarily attributable to the inclusion of US LEC’s results in 2007 and to the amount of voice and data services provided by PAETEC using its own network and facilities, as well as to network efficiencies which PAETEC achieved by aggregating network traffic using points of presence located near clusters of its customers. PAETEC anticipates that the integration activities related to consolidation and integration of the PAETEC and US LEC networks will continue to generate reductions in cost of sales as a percentage of total revenue, which may be offset by McLeodUSA’s cost of sales. PAETEC expects to achieve such savings in cost of sales by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $373.7 million for 2007 from $219.5 million for 2006. The increase was primarily attributable to the acquisition of US LEC, which contributed to an increase in salaries, wages, and benefits of $66.7 million (principally due to an increase in the total number of employees from approximately 1,300 at December 31, 2006 to approximately 2,400 at December 31, 2007), to an increase of $34.8 million in sales commissions related to increased total revenue, and to an increase in stock-based compensation of approximately $14.0 million related to stock-based equity grants made during 2007. Excluding the effect of stock-based compensation, selling, general and administrative expenses as a percentage of total revenue decreased to 33.9% for 2007 from 36.3% for 2006, primarily because the rate at which PAETEC increased its total revenue exceeded the rate at which it incurred increased compensation costs from hiring new employees.

As of December 31, 2007, there was approximately $11.1 million of total unrecognized compensation expense related to unvested stock options granted under PAETEC’s stock incentive plans. PAETEC expects to recognize the expense over a weighted-average period of approximately 1.1 years. As of December 31, 2007, PAETEC had approximately $15.0 million of unrecognized stock-based compensation expense related to unvested stock unit awards, which it expects to recognize over a weighted-average period of approximately 1.1 years.

Litigation Settlement. PAETEC’s results for 2006 included a $1.5 million litigation settlement charge for a ruling in favor of MCI-WorldCom Network Services, Inc., which had brought suit against PAETEC to recover previously disputed access charges. The $1.5 million litigation settlement charge reflected the incremental amount of the ruling not previously recorded.

Integration and Restructuring Costs. In connection with the US LEC merger, PAETEC has incurred integration and restructuring costs. PAETEC recognized approximately $3.7 million of such costs in 2007, most of which were incurred in connection with employee separations and lease termination agreements for duplicative facilities. Substantially all of the recognized amounts are expected to be paid by August 2009.

Depreciation and Amortization. Depreciation and amortization expense increased to $75.2 million for 2007 from $34.6 million for 2006. The increase was primarily attributable to higher depreciation expense resulting from an increase of $204.7 million in gross property and equipment since December 31, 2006, principally as a result of property and equipment PAETEC acquired in the US LEC merger and as part of its network deployment and maintenance. In addition, $11.7 million of amortization expense recognized for 2007 related to the acquired fair value of US LEC’s customer relationships intangible asset with a weighted average useful life of eleven years. Future depreciation and amortization expense will change significantly as a result of PAETEC’s acquisition of McLeodUSA.

Loss on Extinguishment of Debt. For 2007, PAETEC recognized a $14.6 million loss on debt extinguishment, which represented the elimination of $9.8 million of debt issuance costs related to the senior secured indebtedness refinanced in connection with the US LEC merger and $4.7 million of debt issuance costs as a result of the senior secured credit facility amendment entered into in connection with PAETEC’s July 2007 offering of senior notes. For 2006, the leveraged recapitalization completed in June 2006 resulted in a loss on debt extinguishment of approximately $5.1 million, which was attributable to the write-off of $4.3 million of unamortized debt issuance costs related to the extinguishment of PAETEC’s existing senior secured credit facility and to lease termination fees of $0.8 million related to the termination of PAETEC’s capital leases.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right. The Series A convertible redeemable preferred stock conversion right was eliminated as a result of PAETEC’s leveraged recapitalization in June 2006.

Interest Expense. Interest expense increased to $68.4 million for 2007 from $27.3 million for 2006, primarily due to higher average outstanding debt balances during 2007 as a result of merger-related borrowings under PAETEC’s senior secured credit facilities and PAETEC’s issuance of $300 million principal amount of senior notes. PAETEC’s average outstanding debt balances were $729.8 million for 2007 compared to $252.7 million for 2006. As of December 31, 2007, borrowing rates under the senior credit facility agreement and senior notes averaged 8.4%. As of December 31, 2006, borrowing rates were 8.9% and 12.9% under PAETEC’s first and second lien credit agreements, respectively.

Other Income, Net. Other income, net increased to $4.8 million for 2007 from $4.5 million for 2006, primarily as a result of an increase in dividend and interest income.

Income Taxes. The provision for income taxes for the tax years ended December 31, 2007 and 2006 includes a provision for federal and state taxes based on the annual effective tax rate applicable to PAETEC for these periods. The difference between the statutory rate and PAETEC’s effective tax rate for the tax year ended December 31, 2007 was primarily attributable to the effect of non-deductible stock-based compensation.

As of December 31, 2007, PAETEC had federal net operating loss, or “NOL,” carryforwards of approximately $431.7 million, including approximately $334 million of net operating loss carryforwards acquired as part of the US LEC merger. PAETEC has recorded a deferred tax asset of approximately $151.1 million reflecting the benefit of these loss carryforwards. In general, Section 382 of the Internal Revenue Code, or “IRC Section 382,” places annual limitations on the use of certain tax attributes such as net operating losses, and tax credit carryovers in existence at the time of an ownership change. The entire balance of PAETEC’s NOLs is subject to annual limitations under IRC Section 382. If unused, the NOLs would expire on various dates from 2018 through 2026. Although realization of such assets is not assured, PAETEC believes that it is more likely than not that it will be able to use the pre-ownership change deferred tax assets related to the NOLs prior to their expiration.

In addition, PAETEC acquired approximately $16 million of NOLs pursuant to its acquisition of Allworx Corp. in October 2007. PAETEC has recorded a deferred tax asset of approximately $5.7 million reflecting the benefit of these loss carryforwards. PAETEC is currently assessing its ability to utilize these NOLs when considering potential limitations under IRC Section 382 and the final determination of purchase accounting. A full valuation allowance is currently maintained against these acquired NOLs.

As a result of certain realization requirements of SFAS 123(R), the deferred tax assets relating to NOL carryforwards above does not include certain deferred tax assets at December 31, 2007 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $30.6 million if and when such deferred tax assets are ultimately realized for federal income tax purposes. PAETEC uses SFAS 109, Accounting for Income Taxes, ordering for purposes of determining when excess tax benefits have been realized.

Included in the net operating loss deferred tax asset above is approximately $16.8 million of deferred tax asset attributable to state net operating losses. Approximately $12.8 million of the deferred tax asset relates to net operating losses acquired pursuant to the US LEC merger and PAETEC’s acquisition of Allworx Corp. PAETEC believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized prior to their expiration. In recognition of this risk, PAETEC has provided a valuation allowance of $14.4 million on the deferred tax assets related to the state net operating loss carryforwards.

In July 2006, the Federal Accounting Standards Board, or “FASB,” issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, or “FIN 48.” Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. PAETEC adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2007 was $0.9 million, the majority of which, if recognized, would affect the effective tax rate.

Net Income. Net income increased by $2.7 million, from net income of $7.8 million for 2006 to net income of $10.5 million for 2007.

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

Cost of sales as a percentage of total revenue increased from 46% for 2005 to 48% for 2006. The increase was primarily attributable to PAETEC’s investments in new products and a credit the company received from one of its largest suppliers during 2005, as discussed above. The increases were partially offset by the amount of voice and data services provided by PAETEC using its own network and facilities, and network efficiencies PAETEC achieved by aggregating network traffic using points of presence located near clusters of its customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $221.0 million for 2006 from $193.8 million for 2005. The increase was primarily attributable to an increase in salaries, wages and benefits of $11.0 million, which was mainly due to a charge of $5.0 million related to cash bonuses awarded to senior executives in connection with the June 2006 leveraged recapitalization and an increase in the total number of PAETEC employees from approximately 1,200 at December 31, 2005 to approximately 1,300 at December 31, 2006. The increase was also attributable to an increase of $3.5 million in sales commissions related to increased total revenue, an increase in stock-based compensation of approximately $6.5 million due to the adoption of SFAS No. 123(R) and the grant of restricted stock units to some executives in connection with the leveraged recapitalization in 2006, an increase of approximately $1.2 million in computer hardware maintenance costs related primarily to additional computer equipment in service, and an increase of $1.5 million related to a judgment against PAETEC regarding disputed access charges. As a result of the 2006 grant of restricted stock units to some executives in connection with the leveraged recapitalization and in connection with the US LEC merger agreement, PAETEC is recognizing compensation expense related to these stock unit awards of approximately $16.0 million over a weighted average period of 1.5 years. Selling, general and administrative expenses for 2005 included $4.6 million of costs related to PAETEC’s withdrawn public offering and the related terminated new senior secured credit facility. Selling, general and administrative expenses as a percentage of total revenue decreased to 38% for 2006 from 39% for 2005 primarily because the rate at which PAETEC increased its total revenue exceeded the rate at which it has hired new employees.

Leveraged Recapitalization Related Costs. In 2006, PAETEC’s operating expenses included charges of approximately $15.2 million for costs related to the leveraged recapitalization, including transaction costs of approximately $1.1 million.

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

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right. Change in fair value of Series A convertible redeemable preferred stock conversion right resulted in income of $10.8 million for 2006 compared to an expense of $10.8 million for 2005.

After the end of the second quarter of 2005, but before the issuance of its second quarter 2005 financial statements, PAETEC withdrew the registration statement that it had filed with the SEC on April 22, 2005 for an initial public offering of common stock and ceased its effort to complete the offering. Before the second quarter of 2005, PAETEC did not ascribe any value to the conversion right of the Series A convertible redeemable preferred stock, as the company believed it would be able to convert the preferred stock into common stock before the holders of the Series A preferred stock would be able to require PAETEC to repurchase the Series A preferred stock at fair value. From the second quarter of 2005 through March 31, 2006, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative was determined based on a number of assumptions, including the liquidity and volatility of PAETEC’s common stock.

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

Loss on Extinguishment of Debt. As a result of the leveraged recapitalization, PAETEC incurred a loss on debt extinguishment of approximately $5.1 million for 2006, which was attributable to the write-off of $4.3 million of unamortized debt issuance costs related to the extinguishment of PAETEC’s existing senior secured credit facility and lease termination fees of $0.8 million related to the termination of its capital leases.

Other Income, Net. Other income, net increased to $4.5 million for 2006 from $3.1 million for 2005, primarily as a result of an increase in interest income and an increase in other financing income.

Interest Expense. Interest expense increased to $27.3 million for 2006 from $10.5 million for 2005, primarily as a result of higher average outstanding debt balances during 2006, higher average interest rates, and the discontinuance of hedge accounting on PAETEC’s interest rate swap agreements during 2005, which decreased interest expense for that period by $1.3 million. The average outstanding balances on PAETEC’s senior secured credit facilities were $252.7 million for 2006 and $112.3 million for 2005. As of December 31, 2006, borrowing rates were 8.9% and 12.9% under PAETEC’s first and second lien credit agreements, respectively. As of December 31, 2005, borrowing rates under PAETEC’s senior credit facility agreement averaged 8.6%.

Income Taxes. PAETEC’s effective income tax rate was 52% for 2006 and 49% for 2005. Excluding the $10.8 million charge in 2005 that resulted from the change in fair value of the Series A preferred stock conversion right, PAETEC’s effective tax rate would have been 36% for 2005. Of the $20.2 million in charges related to the leveraged recapitalization, $15.1 million related to the repurchase of PAETEC stock. These costs are non-deductible for tax purposes. Excluding the $15.1 million of charges relating to the repurchase of stock and the $10.8 million in income that resulted from the fair value of the Series A preferred stock conversion right, PAETEC’s effective income tax rate would have been 41% for 2006. The increase in the company’s effective rate from December 31, 2005 to December 31, 2006 was primarily due to the adoption of SFAS No. 123(R), and the corresponding $2.4 million in stock-based compensation expense relating to incentive stock options.

Net Income. Net income decreased by $6.7 million from net income of $14.5 million for 2006 to net income of $7.8 million for 2006. The decrease was primarily attributable to the completion of the leveraged recapitalization in June 2006.

Critical Accounting Policies

PAETEC’s consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require PAETEC to make estimates and assumptions. Of PAETEC’s significant accounting policies described in Note 2 to the consolidated financial statements appearing elsewhere in this report, PAETEC believes that the following policies may involve a higher degree of judgment and complexity.

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

Usage fees consist of fees paid by PAETEC’s customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as reciprocal compensation when the company terminates local calls made by their customers, and access fees paid by carriers for long distance calls that PAETEC originates and terminates. PAETEC recognizes revenue related to usage fees when the service is provided. PAETEC bills usage fees in arrears and uses estimates to recognize revenue for unbilled usage fees. PAETEC’s ability to generate reciprocal compensation revenue and access revenue is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, PAETEC’s policy is to recognize reciprocal compensation and access revenue only when it concludes that its realization of that revenue is reasonably assured.

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features on those lines. Monthly recurring fees are paid by PAETEC’s end-user customers and are billed in advance. PAETEC recognizes this revenue during the period in which it is earned.

PAETEC has arrangements where it recognizes revenue in accordance with SEC Staff Accounting Bulletin, or “SAB,” No. 104, Revenue Recognition, which requires some non-recurring service activation and installation fee revenues that are payable in advance of the provision of services to be deferred over the average customer life. In accordance with those guidelines, PAETEC defers service activation and installation fee revenues and related costs and amortizes them over the average customer life, which is primarily three years.

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

Allowance for Doubtful Accounts. To determine its allowance for bad debts, PAETEC uses estimates based on the company’s historical collection experience, its assessment of current industry and economic trends, customer concentrations and its credit policies. As of December 31, 2007, PAETEC had reserved for $8.9 million of bad debts.

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

Cost of Sales. Costs of sales are composed primarily of network costs, which are costs incurred for leased transport charges and for transmission of voice and data services over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. PAETEC expenses network costs as incurred. These costs include PAETEC’s estimate of charges for which it has not yet received bills, and are based upon the estimated number of transmission lines and facilities PAETEC has in service and its estimated minutes of use based on internal reports. Once PAETEC receives an invoice from a carrier, the company begins a process of reconciling that carrier’s invoice to PAETEC’s internal reports. Once the reconciliation is complete, PAETEC follows contractual terms to dispute any erroneous billing and, ultimately, agrees with the carrier on the final amount due. In some cases, this reconciliation process can take several months to complete. PAETEC may make subsequent adjustments to its estimates after it receives bills for the actual costs it incurs, but PAETEC generally does not expect that these adjustments will be material to its operating results. Accordingly, PAETEC’s accrual for network costs includes estimates for which the reconciliation of the carriers’ invoices to PAETEC’s internal reports has not been completed. Because of the significance of access costs, the complexity of the systems that capture accrual information, and the quantity of negotiated and regulated rates, PAETEC believes that the estimation of network cost accruals is a critical accounting policy. As of December 31, 2007 and 2006, PAETEC had $9.4 million and $1.4 million, respectively, of disputed network invoices and approximately $2.3 million and $0.7 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable on the consolidated balance sheets.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets. It is PAETEC’s policy to review its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the company considers important, and which could trigger an impairment review, include the following:

•	significant under-performance of PAETEC’s assets relative to expected historical or projected future operating results;

•	significant changes in the manner in which PAETEC uses its assets or significant changes in PAETEC’s overall business strategy;

•	significant negative industry or economic trends; and

•	a significant decline in fair market value of PAETEC’s common stock for a sustained period.

PAETEC determines whether the carrying value of its long-lived assets, including property and equipment, and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. PAETEC determines if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, PAETEC measures the impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in PAETEC’s current business model or another appropriate valuation methodology for comparison to the carrying value.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, PAETEC does not amortize goodwill or other acquired intangible assets with indefinite useful lives. PAETEC has identified two reporting units as defined in SFAS No. 142. Goodwill is assessed for impairment at least annually, based upon PAETEC’s estimate of the fair value of each reporting unit. As of December 31, 2007, PAETEC did not have any intangible assets with indefinite useful lives.

PAETEC assesses the carrying value of its goodwill during the third quarter of each fiscal year. In accordance with SFAS No. 142, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. The annual assessment of the carrying value of PAETEC’s goodwill undertaken with respect to 2007, 2006 and 2005 indicated that the value of the remaining goodwill was not impaired as of July 1, 2007, 2006, and 2005, respectively.

The changes in the carrying value of goodwill from January 1, 2005 through December 31, 2007 were as follows (in thousands):

Balance as of January 1, 2005	$36,695
Goodwill related to acquisition of American Long Lines, Inc.	1,471
Purchase accounting adjustment	(3,084)

Balance as of December 31, 2005 and December 31, 2006	$35,082
Goodwill related to the acquisition of US LEC Corp	303,784
Goodwill related to the acquisition of Allworx Corp	22,579

Balance as of December 31, 2007	$361,445

PAETEC recorded the assets acquired and liabilities assumed from Allworx at their respective preliminary fair values as of the closing of the merger and did not reflect the preliminary purchase price allocations of acquired intangible assets and deferred income tax assets and liabilities acquired from Allworx. Definitive allocations will be finalized based upon valuations and other studies that are being performed. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to goodwill.

PAETEC reduced goodwill by $3.1 million during 2005 primarily as a result of a purchase accounting adjustment related to the acquisition of assets from Covista Communications, Inc. This decrease was partially offset by an increase in goodwill of $1.5 million attributable to the company’s acquisition of American Long Lines, Inc.

Because of the significance of long-lived assets and the judgments and estimates that go into the impairment analysis, PAETEC believes that its policies regarding impairment of long-lived assets are critical.

Share-Based Payment. Employees of PAETEC participate in various equity incentive plans. Officers of PAETEC also participate in the PAETEC Corp. Executive Incentive Plan. On January 1, 2006, PAETEC adopted SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. PAETEC adopted SFAS No. 123(R) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs ratably over the requisite service period of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions regarding expected volatilities based on a volatility factor computed with the assistance of an independent third party, which considers an external peer group analysis of publicly traded companies based in the United States within a predetermined market capitalization range, which are referred to as “public comparables.” The analysis provides historical and implied volatilities of the public comparables and develops an estimate of constant expected volatility for PAETEC. The expected term of options granted is derived from the vesting period of the award, as well as exercisability of the award, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. PAETEC uses historical data to estimate forfeitures.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and PAETEC uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, PAETEC is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If PAETEC’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from the amount recorded by PAETEC in the current period.

Before the adoption of SFAS No. 123(R), PAETEC accounted for compensation cost under its option plans using the intrinsic value method of accounting prescribed by APB No. 25 and had adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. When appropriate, compensation expense was recorded for awards of options over the period earned. In most cases, however, PAETEC had not recognized any compensation expense in connection with option awards to employees, since the exercise price of the option on the date of grant generally approximated the fair market value of the underlying Class A common stock on that date.

Income Taxes. PAETEC accounts for income taxes in accordance with SFAS No. 109. The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management provides valuation allowances against the net deferred income tax asset for amounts that are not considered more likely than not to be realized. PAETEC must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

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

Derivatives. SFAS. No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive income, and requires PAETEC to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

PAETEC discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument. In connection with its senior secured credit facilities, PAETEC had interest rate swaps at December 31, 2007 and 2006 that qualified as cash flow hedges.

Before their repurchase pursuant to the leveraged recapitalization in June 2006, the outstanding shares of Series A preferred stock were convertible at any time at the holder’s option into shares of the Class A common stock at a price of $7.50 per share of Class A common stock. At any time after February 4, 2007, but not after the completion of a qualified public offering or a specified sale of the company, any holder of the Series A preferred stock would have had the right to require PAETEC to repurchase for cash any or all of the outstanding shares of the Series A preferred stock at fair market value, as defined in the agreement pursuant to which the Series A preferred stock was issued. PAETEC determined that the conversion right of the Series A preferred stockholders combined with the cash repurchase right of the Series A preferred stockholders represented an embedded derivative as defined in SFAS No. 133. PAETEC accordingly has valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative was determined based on a number of assumptions, including the liquidity and volatility of PAETEC’s common stock. As a result of the leveraged recapitalization, the fair value of the embedded derivative was reduced to $0 as of June 30, 2006.

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

The foregoing list of critical accounting policies is not intended to be a comprehensive list of all of PAETEC’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for PAETEC to judge their application. There are also areas in which PAETEC’s judgment in selecting any available alternative would not produce a materially different result. In addition to reviewing the foregoing list, PAETEC encourages you to review carefully the notes to its consolidated financial statements appearing elsewhere in this report, where you will find a more comprehensive description of the company’s accounting policies and additional disclosures that are required by generally accepted accounting principles.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, borrowings under credit facilities and other loans, operating leases and normal trade credit terms. To fund its recent expansion through acquisitions, which began in February 2007 with the US LEC merger, PAETEC has increased its borrowings under a variety of debt arrangements.

Sources and Uses of Cash. PAETEC’s net cash provided by operating activities was $113.1 million for 2007, $53.6 million for 2006 and $64.5 million for 2005. The $59.6 million increase in cash flows from operating activities for 2007 over 2006 was primarily attributable to a $74.4 million increase in net income adjusted for non-cash items, partially offset by a $14.8 million decrease in working capital, which principally reflected increased accounts receivable due to increased revenue generated from the addition of the acquired US LEC customers and the continued growth of the company’s pre-merger customer base. The $10.9 million decrease in cash flows from operating activities for 2006 from 2005 was primarily the result of a decrease of $14.3 million in net income adjusted for non-cash items. The non-cash items included the decrease of $21.5 million in the fair value ascribed to the conversion right of the Series A convertible redeemable preferred stock, which was offset in part by $6.9 million of non-cash charges attributable to the leveraged recapitalization and debt extinguishment costs incurred during 2006.

PAETEC’s investing activities during 2007 consisted primarily of activities related to the US LEC merger and the acquisition of Allworx Corp. and the purchase and installation of property and equipment. Investing activities during 2006 and 2005 consisted primarily of the purchase and installation of property and equipment.

Net cash provided by financing activities in 2007 was $290.3 million and primarily reflected US LEC merger-related items. Net cash used by financing activities in 2006 was $8.2 million. As part of its leveraged recapitalization in 2006, PAETEC obtained $375.0 million in proceeds from two new senior secured credit facilities, which it used to pay some or all of the cash required for the leveraged recapitalization and to repay its existing debt, including its existing senior secured credit facility and capital leases. As part of the leveraged recapitalization, PAETEC paid $205.0 million to repurchase the outstanding shares of Series A preferred stock and accumulated dividends and $56.9 million to repurchase some shares of Class A common stock. In 2006, PAETEC paid $11.1 million in debt issuance costs, including approximately $2.3 million related to an amendment and restatement of its previously existing senior secured credit facility, and approximately $8.9 million related to the new senior secured credit facilities entered into as part of the leveraged recapitalization. Net cash used to fund financing activities in 2005 was $29.1 million. Substantially all of the net cash used by PAETEC’s financing activities for 2005 was used to repay borrowings of $28.8 million under the company’s then existing senior secured credit facility and to pay debt issuance costs of $0.3 million. During 2005, PAETEC voluntarily prepaid $20.0 million principal amount of borrowings outstanding under its reducing revolving credit facility.

Cash Requirements. PAETEC has various contractual obligations and commercial commitments. The company does not have off-balance sheet financing arrangements other than its letters of credit and operating leases. As of December 31, 2007, PAETEC is party to letters of credit totaling $4.0 million. PAETEC does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of December 31, 2007:

Contractual Obligations

(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$795,557	$5,040	$10,017	$10,000	$770,500
Operating leases	100,133	17,701	28,247	18,476	35,709
Purchase obligations	352,344	103,977	170,817	77,550	—
Other long-term liabilities	18,824	—	14,172	1,258	3,394

Total	$1,266,858	$126,718	$223,253	$107,284	$809,603

The long-term debt obligations in the table above do not include scheduled interest payments on PAETEC’s variable-rate senior secured credit facilities, which are generally based on the London Interbank Offered Rate, or “LIBOR,” and fixed-rate senior notes. PAETEC projects interest payments to be $62.7 million for 2008, $61.9 million for 2009, $61.6 million for 2010, $61.2 million for 2011, $61.0 million for 2012 and $76.4 million for 2013 and thereafter. The projected interest assumes no change in interest rates from those in effect at March 1, 2008.

Long-Term Debt. On February 28, 2007, in connection with the completion of the US LEC merger, PAETEC Holding obtained $850 million of new senior secured credit facilities pursuant to a credit agreement, dated as of February 28, 2007, among PAETEC Holding, as borrower, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and CIT Lending Services Corporation, as documentation agent. PAETEC and US LEC used the proceeds of the $800 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock. No amount of the $50 million revolving credit facility was drawn in connection with the US LEC merger.

PAETEC Holding is the borrower under the facilities. All obligations under the facilities are guaranteed by all subsidiaries of PAETEC Holding, including PAETEC, US LEC, McLeodUSA and their respective subsidiaries.

On June 27, 2007, PAETEC Holding and the other parties to the credit agreement entered into an amendment to the credit agreement. The amendment became effective on July 10, 2007, as of the closing of PAETEC’s offering of senior notes discussed below, and upon the application of the net proceeds of the senior notes offering, together with cash on hand, to repay $300 million principal amount of loans outstanding under the term loan facility. Except as amended by this amendment, the provisions of the credit agreement as executed on February 28, 2007 remain in effect.

Under the credit agreement, as amended, the credit facilities consist of a term loan facility in a total principal amount of $498.0 million, of which $495.5 was outstanding at December 31, 2007, and a revolving credit facility in a total available principal amount of $50 million, none of which was drawn as of December 31, 2007. PAETEC may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $225 million the total principal amount of borrowings available under the term loan facility. Any such increased borrowings may be used for capital expenditures and general corporate and working capital purposes. In January 2008, PAETEC obtained $100 million of additional term loans under an incremental facility extended pursuant to the credit agreement and applied a portion of the borrowings under that facility toward the redemption of all of McLeodUSA’s outstanding senior secured notes in connection with PAETEC’s acquisition of McLeodUSA. As of March 1, 2008, loans in a total principal amount of $595.5 million were outstanding under the term loan facility.

PAETEC is required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $5.0 million during the first 5 1/2 years after the credit agreement amendment closing date.

Borrowings under the amended credit facilities bear interest, at PAETEC’s option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or the specified London interbank offered rate, or “LIBOR,” plus a margin of 2.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in PAETEC’s total leverage ratio described below.

The amendment modified some of the restrictive covenants in the credit agreement to provide PAETEC with enhanced operating flexibility, including the ability to incur additional indebtedness. The amendment eliminated a financial covenant that had required PAETEC to maintain compliance with specified ratios of consolidated adjusted EBITDA to fixed charges (as defined for purposes of the credit agreement). The amendment also modified the terms of the total leverage ratio covenant previously applicable to PAETEC. Under the amended covenant, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be greater than 5.00:1.00. PAETEC was in compliance with these covenants as of December 31, 2007.

On July 10, 2007, PAETEC closed an offering of $300 million in aggregate principal amount of its 9.5% Senior Notes due 2015, which were issued pursuant to an indenture, dated as of July 10, 2007, among PAETEC Holding, the subsidiary guarantors of PAETEC Holding named therein, and The Bank of New York, as trustee. PAETEC sold the senior notes in an offering exempt from the registration requirements of the Securities Act. On February 7, 2008, in accordance with registration rights granted to the note purchasers, PAETEC completed an exchange offer of the notes sold in July 2007 for notes with identical terms registered under the Securities Act.

The senior notes accrue interest at a rate of 9.5% per year from July 10, 2007. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2008. The senior notes will mature on July 15, 2015.

PAETEC may redeem some or all of the senior notes, at any time before July 15, 2011, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. PAETEC may redeem some or all of the senior notes, at any time on or after July 15, 2011, at specified redemption prices declining to 100% of their principal amount. In addition, before July 15, 2010, PAETEC may redeem up to 35% of the senior notes at a redemption price of 109.5% of their principal amount with the net cash proceeds of specified equity offerings. If PAETEC undergoes certain kinds of changes of control, or sells certain of its assets and does not apply the net proceeds to repay indebtedness under its credit facilities or reinvest such net proceeds in its business, PAETEC may be required to offer to purchase senior notes from holders.

The senior notes are PAETEC Holding’s senior unsecured obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness. Each of PAETEC Holding’s restricted subsidiaries that are eligible and required under the indenture to do so have guaranteed the senior notes on a senior unsecured basis. Each guarantee ranks or will rank equally in right of payment with all existing and future senior indebtedness of the guarantor. The senior notes and the guarantees are effectively subordinated in right of payment to all of PAETEC Holding’s and the guarantors’ existing and future secured obligations, to the extent of the value of the assets securing that indebtedness. PAETEC Holding has no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of PAETEC Holding other than the subsidiary guarantors are immaterial. There are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances.

The senior notes indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

Other Debt Obligations. Other debt at December 31, 2007 includes PAETEC’s vehicle note obligations of approximately $0.1 million.

See Note 7 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s debt.

Operating Lease Obligations. PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. The company began occupying its new corporate headquarters in January 2001 under a 20-year lease agreement. PAETEC expects that its annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $1.8 million for 2007.

Purchase Obligations. PAETEC’s purchase obligations as of December 31, 2007 represent non-cancelable contractual obligations for equipment and services and minimum commitments under data and voice contracts with certain carriers.

Other Long-Term Liabilities. Included in PAETEC’s long term liabilities as of December 31, 2007, for which the company anticipates that no payments to be required during the periods presented or thereafter, are deferred revenues, the fair value of PAETEC’s interest rate swap agreements, liabilities for unrecognized tax benefits, and deferred rent credits.

Capital and Cash Requirements. PAETEC expects that, to maintain and enhance its network and services and to generate planned revenue growth, it will continue to require significant capital expenditures. PAETEC made capital expenditures, principally for the purchase of communications equipments, of approximately $81.5 million in 2007. PAETEC funded all of its 2007 capital expenditures from cash flows from operations and proceeds from its senior secured term loan credit facility. PAETEC plans to make capital expenditures of between approximately $145 million and $175 million during 2008 primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of December 31, 2007, PAETEC had entered into agreements with vendors to purchase approximately $18.4 million of equipment and services, of which the company expects $17.0 million to be delivered and payable in 2008, $1.1 million to be delivered and payable in 2009, and $0.3 million to be delivered and payable in 2010.

PAETEC believes that cash on hand, cash flow from operations and borrowings anticipated to be available under its revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities. If plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. In addition, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its senior secured credit facility or additional senior notes having substantially the same terms as, or different terms from, PAETEC’s existing senior notes. Any inability of PAETEC to generate or obtain the sufficient funds that it may require could limit its ability to increase revenue or operate profitably.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and discloses the business combination. The statement is effective beginning January 1, 2009. The provisions of SFAS 141(R) will only affect us if we are party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin, or “ARB,” No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. PAETEC is required to adopt SFAS No. 160 for fiscal years beginning January 1, 2009. Earlier adoption is prohibited. PAETEC is currently evaluating the potential impact of adopting SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. PAETEC did not elect to apply the provisions of SFAS No. 159 to its existing financial instruments as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-b, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective for 2008, PAETEC will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. FAS 157-b. PAETEC is currently evaluating the potential impact of adopting SFAS No. 157.

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

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions.

PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of December 31, 2007, $495.5 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00% on $175.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $400.0 million of variable-rate debt subject to an interest rate swap contract as of December 31, 2007 would result in a fluctuation of approximately $4.0 million in the company’s annual interest expense in the absence of the interest rate swap contracts.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-45 and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2007, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of PAETEC Holding Corp. (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (the “COSO Framework”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007, based on the COSO Framework.

This annual report does not include, and is not required to included, an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PAETEC Holding Corp.

March 31, 2008	By:	/s/ ARUNAS A. CHESONIS
	Name:	Arunas A. Chesonis
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 31, 2008	By:	/s/ KEITH M. WILSON
	Name:	Keith M. Wilson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The foregoing annual report by management on PAETEC’s internal control over financial reporting will not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless PAETEC specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 9B.	Other Information.

Sales Plan

In March 2008, William R. McDermott, a member of PAETEC’s board of directors, entered into a sales plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. Rule 10b5-1(c) permits stockholders to adopt written pre-arranged stock trading plans subject to specified restrictions. Under the plans, the stockholders can spread stock trades out over an extended period of time to minimize the market effect, can gradually diversify their investment portfolios and can avoid concerns about the timing of transactions. The sales plan entered into by Mr. McDermott provides for his sale of up to 30,432 shares of common stock from time to time from April 2008 through June 2009. Any sales will be made based on share amounts and other conditions specified in the plan.

Amendment to Board Membership Agreement

Effective as of March 10, 2008, PAETEC and some stockholders of PAETEC who formerly were stockholders of McLeodUSA entered into Amendment No. 1 to the Board Membership Agreement, dated as of February 8, 2008, among those parties. The amendment extends from March 24, 2008 to May 8, 2008 the date by which PAETEC stockholders consisting of investment funds managed by Wayzata Investment Partners LLC must designate an individual for appointment to PAETEC’s board of directors to avoid the expiration of their director designation right under the agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Executive Officers and Directors” in Part I, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics, which we refer to as our Code of Conduct, is available on our web site, at www.paetec.com, by clicking on “Investors” and then on “Corporate Governance.” To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation.

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 14.	Principal Accounting Fees and Services.

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) The following consolidated financial statements of PAETEC Holding Corp. appear on pages F-2 through F-45 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

PAETEC Holding Corp.—as of December 31, 2007

Predecessor PAETEC—as of December 31, 2006

Consolidated Statements of Operations and Comprehensive Income:

PAETEC Holding Corp.—for the year ended December 31, 2007

Predecessor PAETEC—for the year ended December 31, 2006

Predecessor PAETEC—for the year ended December 31, 2005

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit):

PAETEC Holding Corp.—for the year ended December 31, 2007

Predecessor PAETEC—for the year ended December 31, 2006

Predecessor PAETEC—for the year ended December 31, 2005

Consolidated Statements of Cash Flows:

PAETEC Holding Corp.—for the year ended December 31, 2007

Predecessor PAETEC—for the year ended December 31, 2006

Predecessor PAETEC—for the year ended December 31, 2005

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto on page F-45:

Schedule II—Valuation and Qualifying Accounts

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding Corp. (“PAETEC Holding”), WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

2.2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among PAETEC Holding, McLeodUSA Incorporated (“McLeodUSA”) and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 17, 2007 and incorporated herein by reference.

Exhibit Number	Description
2.2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 18, 2007, by and among PAETEC Holding, McLeodUSA and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on December 19, 2007 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of PAETEC Holding. Filed as Exhibit 3.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.4.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.4.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.4.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

Exhibit Number	Description
10.3	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.4.1	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

*10.4.2	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.”

10.5.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.5.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.5.3	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent. Filed as Exhibit 10.3.2 to the Annual Report on Form 10-K of PAETEC Holding, filed on April 2, 2007 (the “PAETEC Holding 2006 Form 10-K”), and incorporated herein by reference.

*10.5.4	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation.

10.6	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.7	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

*10.8	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis, Robert D. Moore, Jr. and Laurie L. Zaucha.

10.9	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

Exhibit Number	Description
10.10.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.11.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

Exhibit Number	Description
10.12.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.13.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.3 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.14.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.14.6	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.7	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.15	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

*10.16	Form of PAETEC Holding Corp. 2008 Performance Bonus Plan.

10.17	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

10.18.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

*10.18.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers.

*10.18.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors.

10.19.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

Exhibit Number	Description

10.19.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.20	Description of Non-Employee Director Compensation.

*10.21	Form of Indemnity Agreement between McLeodUSA and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young.

*10.22	Form of Indemnification Agreement between PAETEC Holding and certain of its directors.

*10.23	Form of Indemnification Agreement between PAETEC Holding and certain of its officers.

*10.24	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors.

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PAETEC Holding Corp.

Fairport, New York

We have audited the accompanying consolidated balance sheets of PAETEC Holding Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 28, 2007, the Company merged with US LEC Corp.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

March 31, 2008

PAETEC Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,601	$46,885
Accounts receivable, net of allowance for doubtful accounts of $8,933 and $5,275, respectively	147,343	79,740
Deferred income taxes	11,844	14,210
Prepaid expenses and other current assets	9,978	4,942

Total current assets	281,766	145,777
PROPERTY AND EQUIPMENT, net	312,032	167,566
GOODWILL	361,445	35,082
INTANGIBLE ASSETS, net of accumulated amortization of $22,839 and $7,959, respectively	118,331	8,631
DEFERRED INCOME TAXES	74,488	11,572
OTHER ASSETS, net	18,294	11,112

TOTAL ASSETS	$1,166,356	$379,740

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$65,561	$27,321
Accrued expenses	23,618	13,655
Accrued payroll and related liabilities	14,262	9,099
Accrued taxes	21,864	7,333
Accrued commissions	14,019	8,234
Accrued capital expenditures	5,180	5,293
Accrued interest	13,655	210
Deferred revenue	40,095	22,478
Current portion of long-term debt	5,040	2,856

Total current liabilities	203,294	96,479
LONG-TERM DEBT	790,517	370,930
OTHER LONG-TERM LIABILITIES	18,824	5,646

TOTAL LIABILITIES	1,012,635	473,055

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.01 par value; 300,000,000 shares authorized, 103,191,956 shares issued, and 103,086,197 shares outstanding at December 31, 2007	1,031	—
Class A common stock 100,000,000 shares authorized, 36,715,523 shares issued, and 30,168,997 shares outstanding at December 31, 2006	—	367
Treasury stock, 105,759 and 6,546,526 shares at cost, at December 31, 2007 and 2006, respectively	(1,063)	(45,694)
Additional paid-in capital	216,550	21,591
Accumulated other comprehensive loss	(5,619)	(2,093)
Accumulated deficit	(57,178)	(67,486)

Total stockholders’ equity (deficit)	153,721	(93,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,166,356	$379,740

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2007, 2006 and 2005

(Amounts in Thousands Except Share and Per Share Amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUE:
Network services revenue	$855,833	$460,347	$400,717
Carrier services revenue	144,924	88,284	76,685
Integrated solutions revenue	40,256	37,671	32,022

TOTAL REVENUE	1,041,013	586,302	509,424
COST OF SALES (exclusive of depreciation and amortization shown separately below)	491,684	282,169	237,809
LITIGATION SETTLEMENT	—	1,500	(860)
RETROACTIVE NETWORK COST DISCOUNT	—	—	(1,750)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	373,715	219,516	193,846
INTEGRATION AND RESTRUCTURING COSTS	3,665	—	—
LEVERAGED RECAPITALIZATION RELATED COSTS	—	15,153	—
WITHDRAWN INITIAL PUBLIC OFFERING AND RELATED TERMINATED SENIOR SECURED CREDIT FACILITY EXPENSES	—	—	4,553
DEPRECIATION AND AMORTIZATION	75,237	34,618	29,076

INCOME FROM OPERATIONS	96,712	33,346	46,750
LOSS ON EXTINGUISHMENT OF DEBT	14,558	5,081	—
CHANGE IN FAIR VALUE OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK CONVERSION RIGHT	—	(10,778)	10,778
OTHER INCOME, net	(4,784)	(4,509)	(3,098)
INTEREST EXPENSE	68,373	27,319	10,472

INCOME BEFORE INCOME TAXES	18,565	16,233	28,598
PROVISION FOR INCOME TAXES	8,037	8,430	14,124

NET INCOME	10,528	7,803	14,474
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in fair value of hedge instruments	(3,526)	(2,093)	360

COMPREHENSIVE INCOME	$7,002	$5,710	$14,834

INCOME (LOSS) ALLOCATED TO COMMON STOCKHOLDERS (NOTE 12)	$10,528	$(33,155)	$(623)

INCOME (LOSS) PER COMMON SHARE—BASIC (NOTE 12)	$0.12	$(1.05)	$(0.02)

INCOME (LOSS) PER COMMON SHARE—DILUTED (NOTE 12)	$0.10	$(1.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,610,839	31,686,214	29,312,020

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING INCLUDING DILUTIVE EFFECT OF POTENTIAL COMMON SHARES	103,030,252	31,686,214	29,312,020

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2007, 2006 and 2005

(Amounts in Thousands Except Share Amounts)

	Redeemable Preferred Stock	Common Stock and Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total
BALANCE, January 1, 2005	$178,067	$267	$26	$—	$39,449	$972	$(89,763)	$(49,049)
Accretion of preferred stock to redemption value	603	—	—	—	(603)	—	—	(603)
Dividends on preferred stock	14,494	—	—	—	(14,494)	—	—	(14,494)
Exercise of stock options, 15,000 shares	—	—	—	—	5	—	—	5
Amortization of deferred stock-based compensation	—	—	—	—	21	—	—	21
Net income	—	—	—	—	—	—	14,474	14,474
Change in fair value of interest rate swaps	—	—	—	—	—	360	—	360
Reclassification due to discontinuance of hedge accounting	—	—	—	—	—	(1,332)	—	(1,332)

BALANCE, December 31, 2005	$193,164	$267	$26	$—	$24,378	$—	$(75,289)	$(50,618)
Accretion of preferred stock to redemption value	251	—	—	—	(251)	—	—	(251)
Dividends on preferred stock	6,873	—	—	—	(6,873)	—	—	(6,873)
Conversion and redemption of Series A convertible redeemable preferred stock	(200,288)	67	—	—	(4,779)	—	—	(4,712)
Conversion of Class B common stock to Class A common stock	—	26	(26)	—	—	—	—	—
Repurchase of Class A common stock, 6,546,526 shares	—	—	—	(45,694)	—	—	—	(45,694)
Class A common stock issued to initial stockholders, 690,065 shares	—	7	—	—	2,615	—	—	2,622
Repurchase of stock options					(56)	—	—	(56)
Exercise of stock options, 37,562 shares	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	6,070	—	—	6,070
Stock-based compensation expense-warrants					472			472
Net income	—	—	—	—	—	—	7,803	7,803
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(2,093)	—	(2,093)

BALANCE, December 31, 2006	$—	$367	$—	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)
Issuance of shares in connection with US LEC merger	—	519	—	(1)	171,654	—	—	172,172
Assumption of options and warrants in connection with merger	—	—	—	—	13,904	—	—	13,904
Exercise of stock options 13,928,852 shares	—	143	—	—	35,997	—	—	36,140
Exercise of warrants 436,842 shares	—	2	—	—	214	—	—	216
Excess tax benefits from employee stock option exercises	—	—	—	—	324	—	—	324
Retirement of treasury stock	—	—	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	(1,062)	—	—	—	(1,062)
Adoption of FIN 48 (Note 8)	—	—	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	—	—	20,147	—	—	20,147
Stock-based compensation expense-warrants	—	—	—	—	427	—	—	427
Net income	—	—	—	—	—	—	10,528	10,528
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(3,526)	—	(3,526)

BALANCE December 31, 2007	$—	$1,031	$—	$(1,063)	$216,550	$(5,619)	$(57,178)	$153,721

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Amounts in Thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$10,528	$7,803	$14,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,237	34,618	29,076
Amortization of debt issuance costs	1,920	1,513	2,108
Stock-based compensation expense	20,120	6,024	—
Stock-based compensation-warrants	427	472	21
Loss on disposal of property and equipment	61	85	44
Deferred income taxes	7,221	7,081	12,978
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	(10,778)	10,778
Change in fair value of interest rate swaps	—	10	(1,449)
Leveraged recapitalization related costs	—	2,622	—
Loss on extinguishment of debt	12,558	4,255	—
Change in assets and liabilities which provided (used) cash:
Accounts receivable	(20,572)	(11,427)	(9,447)
Prepaid expenses and other current assets	(909)	(348)	(761)
Other assets	(130)	163	15
Accounts payable	12,025	6,993	(2,390)
Accrued expenses	(7,769)	1,722	364
Deferred revenue	3,234	4,357	4,358
Accrued payroll and related liabilities	(10,334)	1,066	2,330
Accrued commissions	1,057	12	1,856
Accrued taxes	8,442	(2,688)	96

Net cash provided by operating activities	113,116	53,555	64,451

INVESTING ACTIVITIES:
Purchases of property and equipment	(81,455)	(41,032)	(29,607)
Acquisitions, net of cash received	(254,975)	(4,972)	(2,201)
Proceeds from the disposal of property, plant and equipment	22	116	—
Software development costs	(1,267)	(1,974)	—

Net cash used in investing activities	(337,675)	(47,862)	(31,808)

FINANCING ACTIVITIES:
Repayments of long-term debt	(828,230)	(122,359)	(28,789)
Payment for debt issuance costs	(15,824)	(11,106)	(347)
Proceeds from long-term borrowings	1,100,000	375,997	—
Redemption of Series A preferred stock	—	(205,000)	—
Class A common stock repurchase	—	(45,694)	—
Stock option repurchase	—	(56)	—
Payment for registering securities	(2,014)	—	—
Proceeds from exercise of stock options	36,343	16	5

Net cash provided by (used in) financing activities	290,275	(8,202)	(29,131)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,716	(2,509)	3,512
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,885	49,394	45,882

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,601	$46,885	$49,394

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$52,572	$25,642	$9,929

(Refund) cash paid for income taxes	$(169)	$1,791	$1,302

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Fair value of assets acquired in business acquisition	$701,243	$—	$—

Liabilities assumed in business acquisition	$260,030	$—	$—

Equity consideration issued in business acquisition	$186,077	$—	$—

Accrued business acquisition costs	$4,500	$—	$—

Deferred consideration in connection with a business acquisition	$—	$—	$2,161

Property and equipment acquired under capital lease obligations	$—	$8,263	$8,549

Accrued property and equipment expenditures	$5,547	$5,293	$7,583

Tenant incentive leasehold improvements	$231	$265	$901

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

1.	DESCRIPTION OF BUSINESS

PAETEC Holding Corp. (the “PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides integrated communications services, including local and long distance voice, data, and broadband Internet access services, primarily to business and institutional customers. PAETEC Holding was formed in August 2006 to effectuate the combination by merger of PAETEC Corp. (“PAETEC”) and US LEC Corp. (“US LEC”), which was consummated on February 28, 2007. As a result of the merger transaction, PAETEC and US LEC became wholly-owned subsidiaries of PAETEC Holding. The accompanying historical financial statements and notes for all periods presented prior to March 1, 2007 reflect only the financial results of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries. After February 28, 2007, the date of consummation of the merger transaction, the accompanying historical financial statements and notes include the accounts of PAETEC Holding and its wholly-owned subsidiaries, including PAETEC and PAETEC’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries. References to the “Company” in these Notes to Consolidated Financial Statements are to PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007.

On February 8, 2008, the Company completed its business combination by merger with McLeodUSA Incorporated (“McLeodUSA”). In accordance with the merger agreement, McLeodUSA became a wholly-owned subsidiary of the Company upon completion of the merger (Note 16).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of PAETEC and its subsidiaries through February 28, 2007 and PAETEC Holding and its subsidiaries beginning on March 1, 2007. All significant intercompany transactions and balances have been eliminated.

Segment Disclosure—The Company operates in one segment.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Interest is capitalized in connection with the installation of integrated network and related equipment. The capitalized interest related to each asset is recorded as part of such asset and is amortized over the asset’s estimated useful life. Interest cost capitalized in the years ended December 31, 2007, 2006 and 2005 was not material.

Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment as follows:

Switches and switch-related equipment	5 –15 years
Computer hardware and purchased software	4 – 5 years
Equipment	3 –20 years
Office equipment, furniture and fixtures	3 – 7 years
Leasehold improvements	3 –20 years

For leasehold improvements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the fair value of net assets of businesses acquired.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other acquired intangible assets with indefinite useful lives. The Company has identified two reporting units as defined in SFAS No. 142. Goodwill is assessed for impairment at least annually, based upon the Company’s estimate of the fair value of each reporting unit. As of December 31, 2007 and 2006, the Company did not have any intangible assets with indefinite useful lives.

The Company assesses the carrying value of its goodwill as of July 1 of each fiscal year. In accordance with SFAS No. 142, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. The annual assessments of the carrying value of the Company’s reporting units for the years ended December 31, 2007, 2006 and 2005 indicated that the value of the recorded goodwill was not impaired.

Intangible assets with finite lives consist mainly of customer relationships intangible assets acquired from US LEC (Note 3). The customer relationships intangible assets are amortized between seven and twelve years using an accelerated amortization method. The finite-lived intangible assets are reviewed for possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as discussed within the Long-Lived Assets section below. Additional information concerning the Company’s goodwill and other intangible assets is provided in Note 6.

Long-Lived Assets—The Company has a policy to review the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment charge for long-lived assets has been recorded in the accompanying consolidated financial statements for the year ended December 31, 2007, 2006 or 2005.

Software Development Costs—Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalized costs will be amortized on a product-by-product basis, with annual amortization being the greater of (1) the ratio of current product gross revenues to the total of current and anticipated future product gross revenues or (2) the straight-line method over the product’s remaining estimated economic life, including the current reporting period. Amortization begins once the associated software product is available for general release to customers. The unamortized balance of capitalized software was $3.1 million and $2.1 million as of December 31, 2007 and 2006, respectively. Amortization expense related to these costs was $0.3 million in the year ended December 31, 2007. There was no amortization of these costs in the year ended December 31, 2006.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that the income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007 and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007 (Note 8).

Other Assets—Other assets consist primarily of debt issuance costs, deposits and miscellaneous other assets. Debt issuance costs are amortized over the term of the related debt instruments, which is recorded as interest expense.

Self-Insurance Reserve—The Company is self-insured for certain losses related to insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience and known claims not yet paid. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the three-year period ended December 31, 2007.

Legal and Contingency Reserves—The Company accounts for legal and other contingencies in accordance with SFAS No. 5, Accounting for Contingencies. Loss contingencies are accrued by a charge to income if two conditions are met. The first condition is that information prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss. The second condition is that the amount of the loss can be reasonably estimated.

Revenue Recognition—The Company derives its revenue primarily from sales of telecommunications services, principally usage fees and monthly recurring fees. Usage fees consist of fees paid by customers for each call made, access fees paid by carriers for long distance calls that the Company originates and terminates, and fees paid by the incumbent carriers as reciprocal compensation when the Company terminates local calls made by their customers. Revenue related to usage fees is recognized when the service is provided. Usage fees are billed in arrears and estimates are used to recognize revenue for unbilled usage fees. The Company’s ability to generate access fee revenue, including reciprocal compensation revenue, is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, the Company’s policy is to recognize access fee revenue, including reciprocal compensation revenue, only when it is concluded that realization of that revenue is reasonably assured.

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

The Company has arrangements where it recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which requires certain non-recurring service activation and installation fee revenues that become payable at the time service is initiated to be deferred over the average contractual life. In accordance with SAB No. 104, the Company defers service activation and installation fee revenues and related costs and amortizes them over the average customer life, which generally is three years.

The Company also derives revenue from sales of telecommunications equipment and software. Equipment revenue consists of fees paid for equipment and for system design and installation services. Equipment revenue is recognized upon delivery and acceptance of the equipment. Software revenue is derived through selling and supporting the Company’s proprietary telecommunications software. Revenue related to software sales is recognized upon delivery and acceptance of the software in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations. Support fees include fees for maintenance of the Company’s telecommunications software and fees for training the end user in the proper use of the telecommunications software. Maintenance fees are recognized pro rata over the length of the underlying maintenance contract. Training fees are recognized after the training obligation has been fulfilled.

Arrangements with multiple deliverables are accounted for in accordance with Emerging Issues Task Force (“EITF”) Bulletin No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides additional guidance on revenue recognition for transactions that may involve the delivery or performance of multiple products, services or rights to use assets, and performance that may occur at different points in time or over different periods. Arrangements with multiple deliverables are reviewed and the elements separated into units of accounting under the provisions of EITF No. 00-21, with the total consideration received allocated over the relative fair value of the units of accounting. Revenue is recognized as the elements are delivered, assuming all other conditions for recognition of revenue described above have been met.

Deferred Revenue—Deferred revenue as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Monthly recurring transport charges billed in advance	$32,906	$15,963
Deferred software maintenance revenue	2,699	2,649
Non-recurring service activation and installation fee revenue	3,726	3,054
Other deferrals	764	812

Current deferred revenue	40,095	22,478
Other non-current deferred revenue	3,404	3,099

Total deferred revenue	$43,499	$25,577

Cost of Sales—Cost of sales consists primarily of leased transport charges, usage costs for local and long distance calls, and costs associated with equipment sales. Leased transport charges are the payments the Company makes to lease the telephone and data transmission lines it uses to connect customers to the Company’s network and to connect the Company’s network to the networks of other carriers. Usage costs for local and long distance calls are the costs incurred to connect the Company’s switching centers to each other, or for calls made by customers that are terminated on the networks of other carriers. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. As of December 31, 2007 and 2006, the Company had $9.4 million and $1.4 million, respectively, of disputed network invoices and approximately $2.3 million and $0.7 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable in the consolidated balance sheets.

In the year ended December 31, 2005, cost of sales included a credit of approximately $2.5 million from one of the Company’s largest suppliers for a network services discount based on cumulative purchases from June 1, 2004 through March 31, 2005. Approximately $0.7 million of the credit was based on purchases during the year ended December 31, 2005. The Company did not recognize approximately $1.8 million of the credit over the discount period, because, prior to the recognition of the credit, the Company did not believe it would achieve the level of cumulative purchases required to earn the credit, and therefore the Company did not believe that the amount of the credit was fixed or determinable. During the three months ended March 31, 2005, the Company executed a new agreement with this supplier related to discounts on future purchases of network services. At that same time, the Company reached an agreement regarding the criteria required to earn the credit as defined in the prior year’s agreement. As a result of that agreement, the Company believed that the amount of the credit related to past purchases of network services was fixed and determinable and, accordingly, recognized a credit of $2.5 million in its results of operations for the year ended December 31, 2005.

Selling, General and Administrative Expenses—The Company’s selling, general and administrative expenses include selling and marketing, customer service, billing, corporate administration, engineering personnel and other personnel costs.

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS No. 123(R). The Company recognizes these compensation costs ratably over the requisite service period of the award. SFAS No. 123(R) also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (“APIC pool”). In November 2005, the FASB issued Staff Position (“FSP”) No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides entities an elective alternative simplified method for computing their APIC pool upon adoption of SFAS No. 123(R). The Company has evaluated its APIC pool and has determined that it was immaterial as of January 1, 2006. SFAS No.123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. Prior to the adoption of SFAS No.123(R), the Company accounted for stock-based compensation cost using the intrinsic value method of accounting prescribed by APB No. 25, and had adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition Disclosure. See Note 11 for additional information on stock-based compensation.

Agent Warrant Plan—Some of the Company’s independent sales agents received warrants under the PAETEC Communications, Inc. Agent Incentive Plan (the “Warrant Plan”). Warrants that have been granted under the Warrant Plan have been recorded at fair value and are accounted for under the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees or in Conjunction with Selling Goods or Services. In accordance with SFAS No. 123(R), the Company estimated the fair value of each warrant grant on the date of grant using the Black-Scholes option-pricing model and using assumed risk-free interest rates ranging from 2.84% to 6.67% and expected lives of ten years. The volatility factor assumptions used in the Company’s fair value model ranged from 71% to 99%. The Company accrues compensation expense during the service period and adjusts the value attributable to unvested warrants in subsequent periods to the measurement date for increases or decreases in the fair value of the shares of common stock issuable upon exercise of the warrants. In accordance with EITF Issue 96-18, the measurement date is the date at which the agent’s performance is complete. The Company ceased using the Warrant Plan in 2005.

Leveraged Recapitalization Related Costs—On June 12, 2006, the Company consummated the Leveraged Recapitalization (Note 4).

In the year ended December 31, 2006, the Company’s operating expenses included a charge of approximately $15.2 million for costs related to the Leveraged Recapitalization. The Company’s operating expenses for this fiscal year also included other charges incurred in connection with the Leveraged Recapitalization, including a charge of $5.0 million for management cash bonuses and a stock-based compensation charge of $2.8 million for equity awards made under an equity incentive plan. The Leveraged Recapitalization also resulted in a non-operating charge in the year ended December 31, 2006 of approximately $5.1 million attributable to the extinguishment of the Company’s then existing senior secured credit facility and capital leases.

Withdrawn Initial Public Offering and Related Terminated Senior Secured Credit Facility Expenses—The Company accounted for specific incremental costs directly attributable to a proposed offering of securities in accordance with SAB Topic 5A, Expenses of Offering. Under SAB Topic 5A, specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering. On September 16, 2005, the Company requested the withdrawal of its registration statement filed with the SEC on April 22, 2005 related to a proposed initial public offering of common stock. Therefore, the Company’s operating expenses for the year ended December 31, 2005 include a charge of approximately $4.6 million for costs related to the withdrawn initial public offering, including costs associated with the related terminated senior secured credit facility.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and accounts receivable. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. As of December 31, 2007 and 2006, cash and cash equivalents of $105.9 million and $28.6 million, respectively, were held by a major financial institution, and the remaining cash and cash equivalents of $6.7 million and $18.3 million, respectively, were held at various financial institutions and banks.

Concentration of Suppliers—The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts and timeliness of the supplier in processing the Company’s orders for customers, and is at risk related to regulation and regulatory developments that govern the rates to be charged to the Company and, in some instances, whether certain facilities are required to be made available to the Company.

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

•

The Company is also a party to letters of credit totaling $4.0 million and $4.5 million as of December 31, 2007 and 2006, respectively. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

Basic and Diluted Income Per Common Share—SFAS No. 128, Earnings Per Share, requires the Company to calculate its income (loss) per common share based on basic and diluted income (loss) per common share. Basic earnings per common share excludes the effect of potential common stock and is computed by dividing income (loss) allocated to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and assumes the conversion of preferred stock using the “if-converted” method.

For the year ended December 31, 2005, basic income per common share was calculated utilizing the “two-class” method, by dividing income allocated to common stockholders by the weighted average number of common shares outstanding during the period.

At December 31, 2005, the Company had 134,000 outstanding shares of Series A convertible redeemable preferred stock that met the criteria of a participating security in the calculation of basic income per common share using the “two-class” method of SFAS No. 128. Therefore, EITF 03-06 requires that earnings be allocated between common stock and the participating security. Diluted income per common share was computed by dividing income allocated to common stockholders by the weighted average number of shares of Class A common stock, Class B common stock and potential common stock outstanding during the period. Potential common stock consists of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the issued and outstanding Series A convertible redeemable preferred stock using the “if-converted” method. Diluted income per common share includes the effect of potentially dilutive issuances of securities. Potential common stock is not included in the calculations of diluted income per common share to the extent its inclusion would be anti-dilutive.

As a result of the Leveraged Recapitalization on June 12, 2006, the Company converted or redeemed all of the outstanding shares of its Series A convertible redeemable preferred stock (Note 4). At December 31, 2007 and 2006, there were no shares of Series A convertible redeemable preferred stock outstanding and, therefore, the “two-class” method of computing basic income per common share was not applicable.

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

Derivatives—SFAS. No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive income, and requires the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Prior to the Leveraged Recapitalization, the shares of Series A convertible redeemable preferred stock were convertible at any time at the holder’s option into shares of the Class A common stock at a price of $7.50 per share of Class A common stock. At any time after February 4, 2007, but not after the consummation of a qualified public offering or a specified sale of the Company, any holder of the Series A convertible redeemable preferred stock had the right to require the Company to repurchase for cash any or all of the outstanding shares of the Series A convertible redeemable preferred stock at fair market value, as defined in the agreement pursuant to which the Series A convertible redeemable preferred stock was issued. The conversion right of the Series A convertible redeemable preferred stockholders combined with the cash repurchase right of the Series A convertible redeemable preferred stockholders represented an embedded derivative as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company estimated the fair value and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative was determined based on a number of assumptions, including the liquidity and volatility of the Company’s common stock. As a result of the Leveraged Recapitalization, the Series A convertible redeemable preferred stock conversion right no longer exists. The fair value of the Series A convertible redeemable preferred stock conversion right was zero as of June 12, 2006, as the Leveraged Recapitalization effectively set the termination date of the conversion right to June 12, 2006, on which date the right was out of the money and, therefore, had a fair value of zero. The change in fair value from January 1, 2006 to June 12, 2006 is included as income in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2006.

Interest rate swap agreements are periodically used by the Company to reduce exposure to fluctuations in the interest rates on its variable rate debt. These agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the agreements are recorded in net income or other comprehensive (loss) income, based on whether the agreements are designated as part of a the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company’s variable rate debt. In connection with its senior secured credit facilities, the Company had interest rate swaps as of December 31, 2007 and 2006 that qualified as cash flow hedges (Note 7).

Comprehensive Income—Comprehensive income includes all changes in stockholders’ equity during a period, except for changes resulting from investments by owners and distributions to owners. In the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2007, 2006, and 2005, comprehensive income includes the Company’s net income and also includes the change in the market value of derivative hedge instruments of $3.5 million, $2.1 million and $0.4 million, respectively.

Recently Issued Accounting Standards—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and discloses the business combination. SFAS No. 141(R) is effective beginning January 1, 2009. The provisions of SFAS No. 141(R) will only affect the Company if it is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is required to adopt SFAS No. 160 for fiscal years beginning January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of adopting SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is not expected to elect to apply the provisions of SFAS No.159 to its existing financial instruments as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-b, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective for 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP No. FAS 157-b. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

Reclassifications—The Company has reclassified $0.2 million of accrued interest in the December 31, 2006 consolidated balance sheet to conform to the current year presentation.

3.	ACQUISITIONS

Merger With US LEC Corp.

On February 28, 2007, PAETEC and US LEC completed their combination pursuant to a merger agreement, dated as of August 11, 2006, as amended, among PAETEC, US LEC, PAETEC Holding and PAETEC Holding’s two wholly-owned subsidiaries as of that date. Under the merger agreement, one PAETEC Holding subsidiary merged with and into PAETEC (the “PAETEC merger”) and the other PAETEC Holding subsidiary merged with and into US LEC (the “US LEC merger” and together with the PAETEC merger, the “merger”). PAETEC and US LEC were the surviving corporations of the merger and, as a result of the merger, became wholly-owned subsidiaries of PAETEC Holding. US LEC, through its subsidiaries, provides integrated voice, data and Internet services to medium-sized and large business customers throughout the eastern United States. US LEC also provides shared Web hosting and dial-up Internet services to residential and small business customers.

Pursuant to the PAETEC merger, each outstanding share of Class A common stock of PAETEC was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding. Pursuant to the US LEC merger, each outstanding share of Class A common stock of US LEC was converted into the right to receive 1.000 shares of the common stock of PAETEC Holding. At the effective time of each merger, each then outstanding option, warrant or other right to acquire common stock of PAETEC or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on generally the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right was adjusted based on the applicable exchange ratio, except as otherwise described in Note 11. Cash was paid in lieu of fractional shares of PAETEC Holding common stock in connection with the merger. For federal income tax purposes, the PAETEC merger together with the US LEC merger is intended to be treated as an integrated series of transfers under Section 351 of the Internal Revenue Code.

The merger is being accounted for as an acquisition of US LEC by PAETEC using the purchase method in accordance with SFAS No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $417.1 million as follows:

(in thousands)
Equity consideration-US LEC common stock	$172,173
Equity consideration-US LEC, 1,063 vested options	3,750
Equity consideration-US LEC, 967 unvested options	3,413
Equity consideration-US LEC, 2,016 vested warrants	6,741

Total equity consideration	186,077
Consideration for repurchase of US LEC preferred stock	271,302
PAETEC transaction costs	9,137

Total consideration	466,516
Less: cash acquired	(49,373)

Net purchase price, excluding liabilities assumed	$417,143

In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was based on the assumed price of PAETEC Holding common stock, which was determined using a conversion ratio of 1:1 for the US LEC shares and the average closing price of US LEC Class A common stock immediately before and after the merger terms were agreed upon and announced. Further, consideration related to vested options and warrants was calculated based on vested options and warrants outstanding as of February 28, 2007. The fair value of these awards was calculated using the Black-Scholes model based on assumptions determined as of August 11, 2006, in accordance with EITF Issue No. 99-12.

Prior to the merger, there were commercial transactions between PAETEC and US LEC for telecommunications services at rates comparable to similar transactions with other third parties. Subsequent to the merger, these transactions are eliminated in consolidation.

Reasons for Merger

The Company believes that the merger will make it a more efficient competitor in providing a broad range of communications services and will result in significant strategic benefits to the Company, including the following:

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

Allocation of Cost of Merger

In accordance with SFAS No. 141, the Company recorded the assets acquired and liabilities assumed from US LEC at their respective preliminary fair values as of the closing of the merger, with the amounts exceeding the fair value being recorded as goodwill. The Company did not reflect the preliminary purchase price allocations of acquired intangible assets related to customer relationships and deferred income tax assets related to net operating loss carryforwards acquired from US LEC, net of deferred income tax liabilities associated with acquired intangible assets and other acquired deferred tax liabilities. The Company recorded adjustments for these assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2007 based on final valuations of these assets. Based on the final valuation, the Company concluded that the historical carrying value of property and equipment acquired from US LEC approximated fair value at the date of acquisition. None of the goodwill is deductible for tax purposes.

The following table summarizes the initial allocation of the purchase price to the assets acquired, net of cash acquired of $49.4 million, and liabilities assumed as of the closing of the merger and adjustments made to the estimated fair values of the assets acquired and liabilities assumed as of February 28, 2007 (in millions):

	Initial Estimate	Adjustments	Ending Balance
Assets acquired
Current assets	$55.0	$(0.3)	$54.7
Property and equipment	122.9	2.6	125.5
Intangible assets subject to amortization
Customer relationships	2.1	120.4	122.5
Other	0.8	—	0.8
Deferred income taxes and other assets	5.1	61.7	66.8
Goodwill	478.7	(174.9)	303.8

Total assets acquired	664.6	9.5	674.1
Liabilities assumed
Current liabilities	89.4	0.4	89.8
Long-term debt	158.7	—	158.7
Deferred income taxes and other non-current liabilities	2.9	5.6	8.5

Total liabilities assumed	251.0	6.0	257.0

Purchase price, net of cash acquired	$413.6	$3.5	$417.1

The Company paid off the long-term debt assumed with proceeds from a new senior secured credit facility obtained on February 28, 2007 (Note 7). In connection with the merger, the Company recorded $5.9 million of severance and severance-related costs and $0.2 million of contract termination costs in the preliminary allocation of the purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company paid $4.0 million of severance and severance-related costs and $0.1 million of contract termination costs in the year ended December 31, 2007 and expects to pay the balance of the recorded costs over the remaining contract periods through December 2008. The following table summarizes the obligations recognized by the Company in connection with the merger and related activity through December 31, 2007 (in millions):

	Beginning Balance	Additions	Payments	Ending Balance
Accrued severance costs and contract termination costs	$6.0	$0.1	$(4.1)	$2.0

In connection with the merger, the Company has incurred integration and restructuring costs. The Company recognized approximately $3.7 million of such costs for the year ended December 31, 2007, primarily related to costs associated with employee separations and from lease termination agreements for duplicative facilities. Substantially all of the recognized amounts are expected to be paid by August 2009.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company assume that the merger was completed as of January 1, 2007 and 2006, respectively. (in millions, except per share data):

	Year Ended December 31,
	2007	2006
Revenues	$1,114.6	$1,010.5
Net income (loss)	$4.7	$(14.1)
Basic earnings (loss) per common share	$0.05	$(0.17)
Diluted earnings per common share	$0.04	$(0.17)

The unaudited pro forma information presents the combined operating results of PAETEC and US LEC, with the results prior to the merger closing date adjusted (1) to include the pro forma effect of the elimination of transactions between PAETEC and US LEC, the elimination of merger expenses incurred by US LEC, the adjustment to depreciation and amortization expense associated with the acquired fair value of property and equipment and the customer relationships intangible asset, the elimination of the loss on the early redemption of US LEC’s debt, and the adjustment of interest expense reflecting the redemption of all of US LEC’s debt and the replacement of that debt with $800.0 million of new debt issued on February 28, 2007 at PAETEC’s weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using PAETEC’s effective tax rate of 38.5%.

The unaudited pro forma consolidated basic and diluted earnings per share for the years ended December 31, 2007 and 2006 are based on the consolidated basic and diluted weighted average shares of PAETEC and US LEC. The historical basic and diluted weighted average shares were converted using the applicable merger exchange ratio.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized and reflected in the accompanying consolidated financial statements for the year ended December 31, 2007. Certain cost savings have resulted or may result from the merger, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2007 and 2006, nor do they intend to be a projection of results that may be obtained in the future.

Acquisition of Allworx

On October 31, 2007, the Company completed its acquisition of Allworx Corp. (“Allworx”), a privately held Delaware corporation, pursuant to a merger agreement, dated as of October 11, 2007, among PAETEC Holding, Allworx, a wholly-owned subsidiary of PAETEC Holding, and Advantage Capital New York Partners I, LP, as stockholders’ representative. On the closing date, PAETEC Holding’s subsidiary merged with and into Allworx, which was the surviving corporation in the merger and will continue in existence as a direct wholly-owned subsidiary of PAETEC Holding.

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

The merger is being accounted for as an acquisition of Allworx by PAETEC using the purchase method in accordance with SFAS No. 141. The aggregate transaction value, net of cash acquired, was $25.7 million and was preliminarily allocated to the assets acquired and liabilities assumed based of their fair values as of the closing date of the merger, with amounts exceeding the fair value being recorded as goodwill. To the extent fair values as of the closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment were recorded at their historical carrying value. The process to identify and record the fair value of assets acquired and liabilities assumed will include an analysis of the acquired fixed assets, various leases, contractual commitments and other business contracts, customer relationships and contingencies.

As a result of the preliminary allocation of the purchase price, the Company recorded the assets acquired and liabilities assumed from Allworx at their respective fair values as of the closing of the merger. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as the Company obtains additional information, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred income tax assets and the resolution of pre-acquisition tax and other contingencies. The Company expects to finalize the valuations within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred income tax assets and goodwill. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, net of cash acquired of $1.6 million, and liabilities assumed as of the closing of the merger (in millions):

Assets acquired
Current assets	$5.5
Property and equipment	0.4
Other assets	0.3
Goodwill	22.6

Total assets acquired	28.8
Liabilities assumed
Current liabilities	3.1

Total liabilities assumed	3.1

Purchase price, net of cash acquired	$25.7

4.	LEVERAGED RECAPITALIZATION

On June 12, 2006, the Company consummated a leveraged recapitalization (the “Leveraged Recapitalization”) pursuant to which, among other transactions, specified shares of the Series A convertible redeemable preferred stock were converted into shares of Class A common stock according to the existing terms of the Series A convertible redeemable preferred stock. As part of the Leveraged Recapitalization, the Company repurchased all remaining outstanding shares of the Series A convertible redeemable preferred stock, and specified outstanding shares of Class A common stock, for cash. The purchase price was funded in part with proceeds of borrowings under new senior secured credit facilities obtained by the Company (Note 7). The Leveraged Recapitalization also included the conversion of all outstanding shares of the Class B common stock into an equal number of shares of Class A common stock (the “Class B Conversion”) and the right to receive 3,400,000 additional shares of Class A common stock (the “Additional Shares”). Specified options to purchase Class A common stock issued in connection with the Company’s acquisition by merger of Campuslink Communications Systems, Inc. (“Campuslink Communications”) in 1999, also were repurchased by the Company for cash as part of the Leveraged Recapitalization. In addition, to induce certain initial stockholders of the Company to provide the consents, approvals, waivers, releases and other agreements necessary to consummate the Leveraged Recapitalization, the Leveraged Recapitalization also involved the Company’s issuance and sale of 690,065 shares of Class A common stock for no additional cash consideration to these initial stockholders (the “Initial Stockholder Sale”). The Company used the proceeds from the new senior secured credit facilities, in part, to pay some or all of the total cash required to consummate the Leveraged Recapitalization and to repay or refinance substantially all of the Company’s then existing debt, including its then existing senior secured credit facility and capital leases.

The Company’s board of directors approved the grant of equity-based and cash incentive awards to certain senior executives for services in connection with the Leveraged Recapitalization and to promote the Company’s retention of the executives following the consummation of the Leveraged Recapitalization. These awards included total cash bonuses of $5.0 million and grants of restricted stock units for 4,000,000 shares of Class A common stock, which vest on the third anniversary of the date of grant. The cash bonuses were paid following completion of the Leveraged Recapitalization and were subject to specified repayment provisions that could have resulted in an executive’s repayment of some or all of the bonus upon the occurrence of specified events during the 36 full calendar months following the month in which the bonuses were paid. In August 2006, the Company entered into agreements with the executives who had received these cash bonuses, under which PAETEC agreed to terminate the repayment provisions to which the bonuses were originally subject. These termination agreements were entered into to induce the executive to take actions or enter into or consent to agreements related to the execution of the merger agreement pursuant to which the February 28, 2007 merger with US LEC (Note 3) was consummated, including amendments to severance agreements and consents to incentive plan amendments that would preclude the completion of the merger from triggering potential accelerated payments or accelerated vesting of equity awards held by the Company’s executives. As a result of these cash bonus transactions, the Company recorded a charge of $5.0 million, which is included in income from operations in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2006.

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

In accordance with EITF Issue No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the repurchase of the Series A convertible redeemable preferred stock was accounted for as a redemption. As a result, the $33.8 million excess of fair value of the consideration transferred to the holders of the Series A convertible redeemable preferred stock over the carrying value of the Series A convertible redeemable preferred stock in the Company’s balance sheet on the date of the repurchase of $33.8 million was charged against paid-in-capital during the year ended December 31, 2006 and is reflected in the total net change in paid-in-capital for the year ended December 31, 2006. The $33.8 million was subtracted from net income for the purpose of computing the net loss allocated to common stockholders.

Class A Repurchase—The Company purchased from some of the former stockholders of Campuslink Communications and some of their affiliates a total of 6,546,526 shares of Class A common stock for $56.9 million in cash, which represented a weighted average purchase price of $8.06 per share. In accordance with FASB Technical Bulletin No. 85-6, Accounting for a Purchase of Treasury Shares at a Price Significantly in Excess of the Current Market Price of the Shares and the Income Statement Classification of Costs Incurred in Defending Against a Takeover Attempt, the total fair value of the repurchased shares on June 12, 2006 of $45.7 million, based on a fair value of $6.98 per share (see Fair Value of Common Stock below), was accounted for as the cost of the shares and was included in treasury stock within the Company’s total stockholders’ deficit at December 31, 2006. The cash paid in excess of the fair market value of those shares on the repurchase date of $11.3 million was charged against income as inducement expense during the year ended December 31, 2006.

Class B Conversion—The Company and specified Class B common stockholders entered into an agreement to cause the conversion of all 2,635,000 outstanding shares of Class B common stock into an equal number of shares of Class A common stock in accordance with the terms of the Company’s restated certificate of incorporation and to provide the specified Class B common stockholders with the right to receive at a specified date 3,400,000 additional shares of Class A common stock in connection with the conversion. In accordance with the agreement, as modified in January 2007 (Note 12), these additional shares were issued in January 2007.

The Company determined that the fair value of the shares of Class B common stock was equal to the fair value of the total number of shares of Class A common stock which the Class B common stockholders were entitled to receive under the agreement, based on a number of factors. All parties to the Leveraged Recapitalization negotiated with each other and the Company to determine the various elements of the Leveraged Recapitalization. The parties each received a range of values for the shares and rights relinquished and/or received. Each share of Class B common stock had 20-to-1 voting rights over each share of Class A common stock, and the total voting power of the Class B common stock represented approximately 54% of the total voting power of all outstanding voting securities of the Company immediately prior to the Leveraged Recapitalization. Because of the 20-to-1 voting rights of the Class B common stock and the resulting voting control of the Class B common stockholders, and the contractual approval rights over specified and other matters held by the Series A convertible redeemable preferred stockholders and certain former stockholders of Campuslink Communications, the Company concluded that these three groups relinquished similar rights in the Leveraged Recapitalization. The Company concluded that a complex capital structure, similar to the Company’s capital structure prior to the Leveraged Recapitalization, might result in a range of fair values of the Company’s common stock. Based upon these facts and circumstances, the Company concluded that the $8.70 per share value that the Class B common stockholders received for their shares of Class B common stock represented fair value.

Campuslink Options—As part of the Leveraged Recapitalization, the Company purchased from some of the former stockholders or employees of Campuslink Communications options to purchase 40,568 shares of Class A common stock. These options to purchase Class A common stock were repurchased by the Company for cash at a price of $6.38 per option. These options were originally recorded as part of the purchase price for the Company’s acquisition by merger of Campuslink Communications in 1999. In accordance with SFAS No.123(R), the excess of the repurchase price over the fair value of the options immediately before the repurchase of $0.2 million was recognized as additional compensation expense and included in leveraged recapitalization related costs in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2006. The Company determined the fair value of the options immediately before the repurchase using the Black-Scholes option-pricing model using the following assumptions: (1) a fair market value of the Company’s Class A common stock immediately before the repurchase of $6.98 per share (see Fair Value of Common Stock below); (2) an exercise price of $2.50 per share; (3) an expected life of 0.25 years; (4) an annualized volatility of 71%; and (5) a risk free interest rate of 4.93%.

Initial Stockholder Sale—To induce specified initial stockholders to provide the consents, approvals, waivers, releases and other agreements required to consummate the Leveraged Recapitalization, the Company issued to these initial stockholders 690,065 shares of Class A common stock for no additional cash consideration. The fair value of such Class A common stock at June 12, 2006 of $2.6 million was recorded as an inducement expense and included in leveraged recapitalization related costs in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2006.

Fair Value of Common Stock—The Company determined the illiquid, non-marketable fair value of the Company’s Class A common stock at June 12, 2006 based upon the Company’s capital structure after the Leveraged Recapitalization, using the Class A common stock price negotiated as part of the Leveraged Recapitalization. The Company assessed the reasonableness of this price by performing an internal valuation analysis similar to the periodic analysis that the Company applied to determine the fair value of its Class A common stock from time to time in connection with its grant of stock options to employees (Note 11). This analysis used the Company’s projected future cash flows, discounted at a rate that reflected both the Company’s weighted average cost of capital and the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. Based on this analysis, the Company’s board of directors determined that the fair value of the Class A common stock was equal to $3.80 per share at June 12, 2006, based upon the Company’s capital structure after the Leveraged Recapitalization.

The Company also determined the liquid, marketable fair value of the Company’s Class A common stock at June 12, 2006 based upon the Company’s capital structure immediately prior to the Leveraged Recapitalization, using the Class A common stock price negotiated as part of the Leveraged Recapitalization. The Company assessed the reasonableness of this price by performing an internal valuation analysis similar to the periodic analysis that the Company applied to determine the fair value of its Class A common stock from time to time in connection with its grant of stock options to employees (Note 11). This analysis, however, used the Company’s projected future cash flows, which were discounted at a rate that reflected the Company’s weighted average cost of capital but which did not include a discount for the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. Based on this analysis, the Company determined that the liquid, marketable fair value of the Class A common stock based upon the Company’s capital structure immediately prior to the Leveraged Recapitalization was $6.98 per share. This price was used to determine the accounting impact of the Class A Repurchase, the Class B Conversion and the repurchase of the Campuslink options, as these transactions were negotiated based on the undiscounted, fully liquid value of the Class A common stock.

Debt and Capital Leases—As part of the Leveraged Recapitalization, the Company incurred borrowings under new senior secured credit facilities that consisted of a first lien term loan of $275.0 million, which included a revolving credit facility of $25.0 million, and a second lien term loan of $100.0 million (Note 7). The Company applied the proceeds from the new senior credit facilities, in part, to make some or all of the total cash payments pursuant to the Leveraged Recapitalization and to repay or refinance all outstanding principal and interest under its then-existing $100.0 million senior secured credit facility and $18.6 million of capital leases. In addition, the Company extinguished its interest rate swaps related to the foregoing indebtedness (Note 7).

Transaction Fees—The Company incurred $10.0 million in external legal, accounting, consulting and bank fees related to the Leveraged Recapitalization. Of these fees, $8.9 million represented direct costs incurred to acquire borrowings under the Company’s new senior secured credit facilities and were recorded as an asset at December 31, 2006. These fees will be amortized and charged to interest expense using the effective interest method over the life of the facilities. Direct costs incurred as a result of the Leveraged Recapitalization that were not direct costs of acquiring the senior secured credit facilities represented $1.1 million of these fees. These costs were included in income from operations as part of leveraged recapitalization related costs in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2006.

The following table shows the Company’s cash and cash equivalents and capitalization as of March 31, 2006 and as of June 30, 2006, reflecting the effects of the Leveraged Recapitalization:

	March 31, 2006	June 30, 2006
	(in thousands, except share and per share data)
Cash and cash equivalents	$52,092	$33,333

Current portion of long-term debt	$16,084	$2,873
Long-term debt	99,786	372,308

Total long-term debt, including current portion	$115,870	$375,181

Fair value of Series A convertible redeemable preferred stock conversion right	$5,282	$—

Series A convertible, redeemable preferred stock, $.01 par value, 134,000 and 0 shares authorized, issued and outstanding at March 31, 2006 and June 30, 2006, respectively ($199,515 liquidation value at March 31, 2006, inclusive of accrued dividends of $65,515)	$197,155	$—

Stockholders’ deficit:
Class A common stock, $.01 par value; 75,000,000 shares authorized, and 26,686,758 shares issued and outstanding at March 31, 2006; 100,000,000 shares authorized, 36,715,523 shares issued, and 30,168,997 shares outstanding at June 30, 2006;	$267	$367
Class B common stock, $.01 par value; 7,500,000 shares authorized and 2,635,000 shares issued and outstanding at March 31, 2006; and 0 shares authorized, issued and outstanding at June 30, 2006	26	—
Treasury stock, 6,546,526 shares at cost, at June 30, 2006	—	(45,694)
Additional paid-in capital	21,518	17,162
Deferred stock-based compensation	(149)	(135)
Accumulated other comprehensive loss	—	(556)
Accumulated deficit	(62,763)	(68,577)

Total stockholders’ deficit	(41,101)	(97,433)

Total capitalization	$277,206	$277,748

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2007 and December 31, 2006 consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Switches and switch-related equipment	$358,045	$232,626
Computer hardware and purchased software	80,953	49,213
Equipment	33,669	18,011
Office equipment, furniture and fixtures	44,978	16,543
Construction-in-progress	3,486	443

	521,131	316,836
Accumulated depreciation	(209,099)	(149,270)

Property and equipment, net	$312,032	$167,566

Construction-in-progress as of December 31, 2007 and 2006 consisted primarily of costs associated with the build-out of the Company’s network switch sites. Depreciation expense for the years ended December 31, 2007, 2006, and 2005 totaled $60.3 million, $31.4 million, and $26.0 million, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was $35.1 million as of December 31, 2006. There was no change in goodwill during the year ended December 31, 2006.

The changes in the carrying value of goodwill from January 1, 2007 to December 31, 2007 were as follows (in thousands):

Balance as of January 1, 2007	$35,082
Goodwill related to PAETEC/US LEC merger	303,784
Goodwill related to Allworx acquisition	22,579

Balance as of December 31, 2007	$361,445

Goodwill related to the Allworx acquisition is based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that the Company expects to finalize within twelve months of the acquisition closing date (Note 3).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2007 and December 31, 2006 were as follows:

	December 31, 2007			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Customer-related	$137,103	$21,845	$115,258	11 years
Technology-based	653	653	—	3 years
Capitalized software development costs	3,414	341	3,073	5 years

Total	$141,170	$22,839	$118,331	11 years

	December 31, 2006			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Customer-related	$13,803	$7,306	$6,497	4 years
Technology-based	653	653	—	3 years
Capitalized software development costs	2,134	—	2,134	—

Total	$16,590	$7,959	$8,631	3 years

Gross intangible assets as of December 31, 2007 included $123.3 million of customer relationships intangible assets acquired from US LEC (Note 3) and $3.4 million of capitalized software development costs related to software to be sold. Intangible asset amortization for the years ended December 31, 2007, 2006, and 2005 was $14.9 million, $3.2 million and $3.1 million, respectively. The Company estimates that future aggregate amortization expense related to intangible assets as of December 31, 2007 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2008	$17,178
2009	16,260
2010	16,504
2011	15,662
2012	13,788
Thereafter	38,939

Total	$118,331

7.	LONG-TERM DEBT

Long-term debt as of December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
	(in thousands)
Senior secured debt, as described below	$495,500	$373,625
9.5% Senior Notes due 2015, as described below	300,000	—
Other debt	57	161

Total debt	795,557	373,786
Less: current portion	(5,040)	(2,856)

Long-term debt	$790,517	$370,930

Principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2008	$5,040
2009	5,017
2010	5,000
2011	5,000
2012	5,000
Thereafter	770,500

Total	$795,557

Amendment to Credit Facilities Agreement

On February 21, 2006, the Company amended and restated its previously existing senior secured credit facility. Under this amendment and restatement, the term loan was increased to $100.0 million and the reducing revolving credit facility was reduced to $25.0 million.

Leveraged Recapitalization Credit Facilities

On June 12, 2006, as part of the Leveraged Recapitalization (Note 4), the Company paid off its then existing senior secured credit facility and entered into two new senior secured credit facilities. The new senior secured credit facilities included a first lien credit agreement, consisting of an initial term loan commitment of $275.0 million and a revolving loan commitment of $25.0 million, and a second lien credit agreement, consisting of a $100.0 million term loan commitment. The Company used the proceeds from the new senior secured credit facilities, in part, to pay some or all of the total cash required for the Leveraged Recapitalization and to repay or refinance substantially all of the Company’s then existing debt, including its then existing senior secured credit facility and capital leases. In connection with the repayment of its then existing senior secured credit facility and capital leases, the Company incurred a loss on extinguishment of debt totaling approximately $5.1 million. In connection with the new senior secured credit facilities, the Company incurred debt issuance costs of approximately $8.9 million. These costs were capitalized and initially amortized over the term of the facilities using the effective interest method. The Company granted the lenders under this facility a security interest in substantially all of its assets and in the capital stock of its subsidiaries.

Merger Credit Facilities

On February 28, 2007, in connection with the completion of the merger (Note 3), PAETEC Holding obtained $850.0 million of new senior secured credit facilities pursuant to a credit agreement, dated as of February 28, 2007 (the “Credit Agreement”), among PAETEC Holding, as borrower, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and CIT Lending Services Corporation, as documentation agent. PAETEC and US LEC used the proceeds of the $800.0 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock.

As of February 28, 2007, the credit facilities consisted of:

•	a term loan facility in a total principal amount of $800.0 million, which was fully drawn on the merger closing date and applied to the uses described above; and

•	a revolving credit facility in a total available principal amount of $50.0 million, none of which was drawn on the merger closing date.

The PAETEC loan parties, consisting of PAETEC Holding and its subsidiaries, may use the proceeds of loans under the revolving credit facility for working capital, capital expenditures and general corporate purposes. A portion of this facility is available for the issuance of letters of credit to support the operating requirements of the PAETEC loan parties.

On June 27, 2007, PAETEC Holding, as borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, entered into an amendment to the credit agreement (the “Amendment”). The Amendment became effective on July 10, 2007 as of the closing of the Company’s offering of senior notes, described below, and upon the Company’s application of the net proceeds of the senior notes offering, together with cash on hand, to repay $300 million principal amount of loans outstanding under the term loan facility. Except as amended by the Amendment, the provisions of the Credit Agreement as executed on February 28, 2007 remain in effect.

Under the Credit Agreement, as amended by the Amendment, the credit facilities consist of a term loan facility in a total principal amount of $498.0 million, of which $495.5 million was outstanding at December 31, 2007, and a revolving credit facility in a total available principal amount of $50.0 million, none of which was drawn at December 31, 2007. The Company may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the Credit Agreement or other prospective lenders to increase by up to $225.0 million the total principal amount of borrowings available under the term loan facility. Any such increased borrowings may be used for capital expenditures and general corporate and working capital purposes. In January 2008, the Company obtained $100.0 million of additional term loans under an incremental facility extended pursuant to the Credit Agreement (Note 16).

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

The Amendment modified some of the restrictive covenants in the Credit Agreement to provide the Company with enhanced operating flexibility, including the ability to incur additional indebtedness. The Amendment eliminated a financial covenant that had required the Company to maintain compliance with specified ratios of consolidated adjusted EBITDA to fixed charges (as defined for purposes of the Credit Agreement). In addition, the Amendment also modified the terms of the total leverage ratio covenant previously applicable to the Company. Under the amended covenant, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the Credit Agreement) for any measurement period will not be permitted to be greater than 5.00:1.00. The Company was in compliance with these financial covenants as of December 31, 2007.

The Company accounted for the Amendment in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. Based on the terms of the Amendment, the modification of the debt instrument is considered substantial and has been accounted for as a debt extinguishment. As a result, the Company recorded a loss on debt extinguishment of $4.7 million in the year ended December 31, 2007.

PAETEC Holding is required to maintain interest rate protection agreements mutually acceptable to PAETEC Holding and the administrative agent under the Credit Agreement. Such agreements under the facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date of February 28, 2007. As of December 31, 2007, PAETEC Holding had interest rate protection, through interest rate swaps, on $400.0 million of its outstanding floating-rate debt, as indicated below.

Senior Notes

On July 10, 2007, PAETEC Holding entered into an indenture, dated as of July 10, 2007 (the “Indenture”), among PAETEC Holding, the subsidiary guarantors of PAETEC Holding named therein, and The Bank of New York, as trustee (the “Trustee”), pursuant to which PAETEC Holding issued $300 million in aggregate principal amount of 9.5% Senior Notes due 2015 (the “Notes”). PAETEC Holding sold the Notes in an offering exempt from the registration requirements of the Securities Act of 1933. The closing of the sale took place on July 10, 2007. On February 7, 2008, in accordance with registration rights granted to the Note purchasers, the Company completed an exchange offer of the Notes for notes with identical terms registered under the Securities Act.

The Notes accrue interest at a rate of 9.5% per year from July 10, 2007. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2008. The Notes will mature on July 15, 2015.

The Company may redeem some or all of the Notes, at any time before July 15, 2011, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the Notes, at any time on or after July 15, 2011, at specified redemption prices declining to 100% of their principal amount. In addition, before July 15, 2010, the Company may redeem up to 35% of the Notes at a redemption price of 109.5% of their principal amount with the net cash proceeds of certain equity offerings. If the Company undergoes certain kinds of changes of control, or sells certain of its assets and does not apply the net proceeds to repay indebtedness under the Company’s credit facilities or reinvest such net proceeds in its business, it may be required to offer to purchase Notes from holders.

The Notes are PAETEC Holding’s senior unsecured obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness. Each of PAETEC Holding’s restricted subsidiaries that is eligible and required under the Indenture to do so (the “Subsidiary Guarantors”) has guaranteed the Notes on a senior unsecured basis, as described below. Each guarantee ranks equally in right of payment with all existing and future senior indebtedness of the Subsidiary Guarantors. The Notes and the guarantees are effectively subordinated in right of payment to all of the existing and future secured obligations of PAETEC Holding and the Subsidiary Guarantors, to the extent of the value of the assets securing those obligations. Some of PAETEC Holding’s restricted subsidiaries were added as Subsidiary Guarantors of the Notes pursuant to a supplemental indenture dated as of September 25, 2007.

The Subsidiary Guarantors have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of PAETEC Holding’s obligations under the Indenture and the Notes, including the payment of principal (and premium, if any) and interest on the Notes, on an equal and ratable basis. Further, PAETEC Holding has no independent assets or operations, and there are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances. PAETEC Holding’s assets are comprised solely of investments it has made in its consolidated subsidiaries and its operations are comprised solely of changes in its investment in subsidiaries and interest associated with the senior indebtedness. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” PAETEC Holding will not be required to provide condensed consolidating financial information for the Subsidiary Guarantors.

The Indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

Other Debt

Other debt as of December 31, 2007 and 2006 included the Company’s vehicle note obligations of approximately $0.1 million and $0.2 million, respectively.

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

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with creditworthy counterparties.

Swap agreements in effect as of December 31, 2007 and December 31, 2006 were as follows:

	Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
			(in thousands)
December 31, 2007	$125,000	06/30/2009	Cash Flow Hedge	4.90%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	4.90%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	4.90%	5.00%

December 31, 2006	$125,000	06/30/2009	Cash Flow Hedge	5.38%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	5.38%	5.63%

Weighted-average variable rates are subject to change over time as LIBOR fluctuates. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s interest rate exposure.

Neither the Company nor the counterparty is required to collateralize its obligations under the swap agreements. The Company is exposed to loss if the counterparty defaults. Management does not anticipate any non-performance by counterparties to the Company’s swap agreements, as all counterparties have investment grade credit ratings. Risk management strategies, such as interest rate swaps, are reviewed and approved by the Audit Committee of the Company’s Board of Directors. The Company’s policy is to limit the maximum number of positions that can be taken in any given instrument.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has designated its swap agreements as cash flow hedges. The Company estimates the effectiveness of the interest rate swap agreements using the hypothetical derivative method. Under this method, the fair value of the actual interest rate swaps is compared to the fair value of hypothetical swap agreements that have the same critical terms as the portion of the debt being hedged. The critical terms of the interest rate swap agreements are identical to the portion of the debt being hedged as of December 31, 2007. To the extent that the agreements are not considered highly effective in offsetting the change in fair value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreements and any subsequent changes in such fair value will be immediately recognized in net income as interest expense. To the extent that the swap agreements are considered highly effective, but not completely effective, in offsetting the change in the value of the benchmark interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements will be immediately recognized in net income as interest expense.

Under hedge accounting, interest rate swap agreements are reflected at fair value in the accompanying consolidated balance sheets and the related gains and losses on these agreements are recorded in total stockholders’ equity (deficit), net of applicable income taxes, as accumulated other comprehensive loss. Gains and losses recorded in accumulated other comprehensive loss are reclassified into income as an adjustment to interest expense in the same periods in which the hedged transaction is recognized in income.

In performing its assessment of effectiveness of its cash flow hedges as of December 31, 2007, the Company concluded that its cash flow hedges were highly effective. As of December 31, 2007, the Company’s outstanding swaps represented a liability with a fair value of $5.6 million, net of tax. Accumulated other comprehensive loss and other long-term liabilities have been adjusted based on the fair value. Beginning July 1, 2006, the adjustment to fair value has been recorded as a component of other comprehensive (loss) income in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2007 and 2006.

8.	INCOME TAXES

Income Taxes

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current income tax expense:
U.S. federal	$26	$623	$650
U.S. state	790	726	497

Total	816	1,349	1,147

Deferred income tax expense (benefit) :
U.S. federal	7,494	7,082	12,795
U.S. state	(273)	(1)	182

Total	7,221	7,081	12,977

Total income tax expense	$8,037	$8,430	$14,124

Income tax expense for each of the years ended December 31, 2007, 2006 and 2005 differs from the expected income tax expense calculated using the statutory U.S. federal income tax rate as follows:

	Year Ended December 31,
	2007		2006		2005
	(in thousands)
Federal provision at statutory rate	$6,497	35%	$5,682	35%	$10,010	35%
State taxes, net of federal provision	(33)	—	838	5%	711	2%
Fair value of Series A convertible redeemable preferred stock conversion right	—	—	(3,772)	(23)%	3,772	13%
Amounts paid to facilitate Leveraged Recapitalization	—	—	5,287	33%	—	—
Stock-based compensation	1,032	6%	852	5%	—	—
Other	267	1%	(47)	—	37	—
Change in valuation allowance	274	2%	(410)	(3)%	(406)	(1)%

Income tax expense	$8,037	43.3%	$8,430	52%	$14,124	49%

Deferred Income Taxes—Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss (“NOL”) carryforwards, for financial and tax reporting. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred income tax asset for which realization is not more likely than not.

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

As of December 31, 2007, the Company maintained a valuation allowance of approximately $20.3 million, which primarily relates to state NOL carryforwards acquired as part of the February 28, 2007 merger with US

LEC that the Company does not believe it is more likely than not to realize, and federal and state net operating losses acquired pursuant to the Allworx acquisition for which the Company is currently assessing its ability to utilize, considering potential limitations under Section 382 of the Internal Revenue Code (“IRC Section 382”) and the final determination of purchase accounting. As of December 31, 2006, the Company maintained a valuation allowance of approximately $2.7 million, which primarily related to state NOL carryforwards.

The Company’s deferred income tax assets (liabilities) as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Current:
NOL carryforwards	$—	$7,583
Allowance for doubtful accounts	6,333	2,407
Other accruals and deferrals	5,460	3,583
Deferred revenue	1,271	1,244

Valuation allowance	(1,220)	(607)

Net current deferred income tax asset	$11,844	$14,210

Non-current:
NOL carryforwards	$173,601	$42,299
Federal and state Alternative Minimum Tax credit carryforward	2,526	2,260
Basis difference in property and equipment and intangible assets	(93,467)	(33,102)
Stock-based compensation	5,865	2,181
Interest rate swap liability	3,517	—
Other	1,561	15

Valuation allowance	(19,115)	(2,081)

Net non-current deferred income tax asset	$74,488	$11,572

The Company recorded a tax provision of $8.0 million for the year ended December 31, 2007, which represented an effective tax rate of 43.3%.

The Company recorded a tax provision of $8.4 million for the year ended December 31, 2006, which represented an effective tax rate of 51.9%. Excluding the $15.1 million of non-deductible charges related to the acquisition of the Company’s stock, as well as the $10.8 million in income that resulted from the change in the fair value of the Series A convertible redeemable preferred stock conversion right, the Company’s effective income tax rate would have been 41.0% for the year ended December 31, 2006.

As of December 31, 2007, the Company had federal NOL carryforwards of approximately $431.7 million, including approximately $334 million of NOL carryforwards acquired as part of the February 28, 2007 merger with US LEC. The Company has recorded a deferred income tax asset of approximately $151.1 million reflecting the benefit of these loss carryforwards. In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as NOL and tax credit carryforwards in existence at the ownership change date. The entire balance of the Company’s NOLs is subject to annual limitations under IRC Section 382. If unused, the NOL carryforwards would expire on various dates from 2018 through 2026. Although realization is not assured, management believes it is more likely than not that the Company will be able to use the pre-ownership change deferred income tax assets related to the NOLs prior to their expiration.

In addition, the Company acquired approximately $16 million of NOLs pursuant to the Allworx acquisition. The Company has recorded a deferred tax asset of approximately $5.7 million reflecting the benefit of these loss carryforwards. The Company is currently assessing its ability to utilize these NOLs when considering potential limitations under IRC Section 382 and the final determination of purchase accounting. A full valuation allowance was maintained against these acquired NOLs as of December 31, 2007.

Also included in the NOL carryforward deferred tax asset above is approximately $16.8 million of deferred tax assets attributable to state NOLs. Approximately $12.8 million of this deferred tax asset relates to NOLs acquired pursuant to the merger with US LEC and the acquisition of Allworx. Management believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized prior to their expiration. In recognition of this risk, the Company has provided a valuation allowance of $14.4 million on the deferred tax assets related to the state NOL carryforwards.

Upon the January 1, 2009 adoption of SFAS No. 141(R), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including charges and uncertainties associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

As a result of certain realization requirements of SFAS No. 123(R), the Company’s deferred tax assets at December 31, 2007 do not include approximately $30.6 million of excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carryovers. Equity will be increased by approximately $30.6 million if and when such deferred tax assets are ultimately realized for federal income tax purposes. The Company uses ordering pursuant to SFAS No. 109, Accounting for Income Taxes, for purposes of determining when excess tax benefits have been realized.

As discussed Note 2, the Company adopted FIN 48 on January 1, 2007 and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2007 was $0.9 million, the majority of which, if recognized, would affect the effective tax rate.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s 2004 through 2007 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

The Company is currently under audit by certain state tax jurisdictions for the 2001 to 2005 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next twelve months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements at December 31, 2007. Based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions, but it is not anticipated that the amount will change materially.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. As of December 31, 2007, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits as of December 31, 2007:

December 31, 2007
(in thousands)
Balance at January 1, 2007	$938
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$938

9.	REDEEMABLE PREFERRED STOCK

As a result of the Leveraged Recapitalization (Note 4), all of the Company’s Series A convertible redeemable preferred stock was converted or redeemed. A total of 50,045 shares of Series A convertible redeemable preferred stock were converted into shares of Class A common stock pursuant to the original terms of the Series A convertible redeemable preferred stock. The Company paid each Series A convertible redeemable preferred stockholder in cash for the aggregate amount of accrued and unpaid dividends on the converted shares. In addition, the Company purchased a total of 83,955 shares of Series A convertible redeemable preferred stock for cash, including all unpaid dividends accrued on those shares. The Company made total cash payments of $205.0 million with respect to these Series A preferred stock transactions, of which, $68.5 million represented the payment of accrued dividends on the converted and repurchased shares. The excess of fair value of the consideration transferred to the holders of the Series A preferred stock over the carrying amount of the Series A preferred stock in the Company’s balance sheet was subtracted from net income for purposes of computing the net loss allocated to common stockholders, in accordance with the EITF Issue No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company charged the amount of this excess ($33.8 million) against paid-in-capital for the year ended December 31, 2006.

10.	STOCKHOLDERS’ EQUITY

Common Stock—Subsequent to the February 28, 2007 merger with US LEC (Note 3), the authorized capital stock of PAETEC Holding consists of 300,000,000 shares of one class of common stock. In addition to the common stock, PAETEC Holding has the authority to issue 20,000,000 shares of preferred stock. No such shares of preferred stock have been issued as of December 31, 2007. All shares of common stock have the same rights, powers and privileges. Holders of common stock are entitled to share ratably in dividends when and as declared by the Company’s Board of Directors out of funds legally available. On liquidation and dissolution of the Company, each holder of common stock is entitled to share ratably in all assets remaining after satisfaction of any claims of the preferred stock.

Class A Common Stock—Subsequent to the 2006 Leveraged Recapitalization (Note 4), the authorized capital stock of PAETEC consisted of one class of common stock, designated as Class A common stock. In addition to the Class A common stock, PAETEC had the authority to issue 10,000,000 shares of preferred stock. No such shares of preferred stock were outstanding as of December 31, 2006. Pursuant to the PAETEC merger, each outstanding share of Class A common stock of PAETEC was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding (Note 3).

11.	SHARE-BASED TRANSACTIONS

2007 Stock Incentive Plan

On January 25, 2007, the PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”) was adopted. A total of 10,000,000 shares of PAETEC Holding common stock are available for issuance under the plan in connection with equity awards. The 2007 Incentive Plan represents the only equity-based incentive plan in which employees or directors of the Company are eligible to participate following the merger with US LEC (Note 3). Awards under the 2007 Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, incentive awards and any combination of the foregoing. This plan also provides for the grant of performance incentives in the form of cash-based awards.

Merger-Related Transactions

Prior to the February 28, 2007 merger with US LEC, employees of PAETEC participated in the PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Incentive Plan”) and the PAETEC Corp. 1998 Incentive Compensation Plan (the “1998 Option Plan”) and employees of US LEC participated in the US LEC Corp. 1998 Omnibus Stock Plan (the “US LEC Option Plan”). PAETEC’s executive employees also participated prior to the merger in the PAETEC Corp. Executive Incentive Plan (the “Executive Incentive Plan” and, together with the 2007 Incentive Plan, the 2001 Incentive Plan, the 1998 Option Plan and the US LEC Option Plan, the “Stock Incentive Plans”). Prior to the merger, PAETEC’s independent sales agents participated in the Warrant Plan, pursuant to which PAETEC had issued warrants to purchase PAETEC Class A common stock (the “PAETEC warrants”). In addition, US LEC had outstanding immediately prior to the merger warrants to purchase US LEC common stock that were issued in December 2002 as part of a US LEC debt financing transaction (the “US LEC warrants”).

At the effective time of the merger, each outstanding option to purchase shares of PAETEC Class A common stock and each stock unit representing shares of PAETEC Class A common stock outstanding under the 2001 Incentive Plan, the 1998 Option Plan, or the Executive Incentive Plan, and each PAETEC warrant were assumed by PAETEC Holding and converted into an option or warrant to purchase, or stock unit representing, as applicable, a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option, warrant or stock unit multiplied by the PAETEC merger exchange ratio of 1.623, rounded down to the nearest whole share. The exercise price of the assumed PAETEC options and warrants was equal to the exercise price of the original option or warrant, divided by the applicable merger exchange ratio, rounded up to the nearest whole cent. Each option outstanding under the US LEC Option Plan, and each US LEC Warrant, was assumed and converted in the same manner, except that each such option and warrant was converted into an option or warrant to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option or warrant, at the same exercise price. The terms and conditions of the assumed awards otherwise generally remained the same, without any accelerated vesting, except that the completion of the merger was deemed to satisfy the “initial public offering” exercise requirement of the assumed PAETEC warrants.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method (Note 2) and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding as of January 1, 2006 using the same estimate of grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS No. 123(R). The Company recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience since January 1, 2000.

Prior to January 1, 2006, the Company accounted for compensation cost under the Stock Incentive Plans using the intrinsic value method of accounting prescribed by APB No. 25, and had adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition Disclosure. When options were granted with exercise prices below fair value, compensation expense was recorded for awards of options over the period earned. However, in most cases the Company had not recognized any compensation expense in connection with option awards to employees, since the exercise price of the option on the date of grant generally approximated the fair market value of the Company’s underlying Class A common stock on that date.

Prior to the adoption of SFAS No. 123(R), the tax benefit, if any, from stock option exercises was presented as an operating cash flow. Upon adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows. Additionally, SFAS No. 123(R) states that any potential tax benefit associated with incentive stock options should be recognized only at the time of settlement (if those options are settled through a disqualifying disposition). As a result, the stock-based compensation expense associated with incentive stock options must be treated as a permanent difference until that time, which, in turn, results in an increase to the Company’s effective income tax rate in the period granted.

The following table illustrates the effect on net income (loss) per common share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

Year Ended December 31, 2005
(in thousands, except per share data)
Net income	$14,474
Plus: Stock-based employee compensation expense (income) included in reported net income, net of income taxes	(10)
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(5,712)

Net income—pro forma	$8,752

Loss allocated to common stockholders	$(6,345)

(Loss) income per common share (basic)—as reported	$(0.02)
(Loss) income per common share (diluted)—as reported	$(0.02)
(Loss) income per common share (basic)—pro forma	$(0.22)
(Loss) income per common share (diluted)—pro forma	$(0.22)

The contractual term of options granted under the Stock Incentive Plans is ten years. Awards granted under the Stock Incentive Plans prior to April 1, 2005 generally vest ratably over a four-year period, provided that the grantee remains in service during that time. Beginning with options granted during the three months ended June 30, 2005, the Company’s option agreements prohibited exercise of these options until the Company became a reporting company under the Securities Exchange Act of 1934 or any corresponding provision of any successor statute (an “SEC reporting company”) with respect to any class of its securities (the “exercise freeze”). In February 2007, the Company became an SEC reporting company, and the exercise freeze was removed. Subsequently, awards granted under the Stock Incentive Plans generally vest ratably over a three- or four-year period, provided that the grantee remains in service during that time. Stock unit awards granted under the Executive Incentive Plan, as part of the Leveraged Recapitalization, vest on the third anniversary of the date of grant, unless vesting is accelerated for reasons specified in the Executive Incentive Plan. Certain stock unit awards granted under the 2001 Incentive Plan in connection with the February 28, 2007 merger with US LEC vest on the fourth anniversary of the date of grant, unless vesting is accelerated for reasons specified in the 2001 Incentive Plan.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Prior to the year ended December 31, 2007, the Company determined that as a private company it was not practicable to estimate the volatility of its share price, based on the Company’s low frequency of price observations. Therefore, expected volatilities were based on a volatility factor computed based upon an external peer group analysis of publicly traded companies based in the United States within a predetermined market capitalization range (“public comparables”). The analysis provided historical and implied volatilities of the public comparables and developed an estimate of constant expected volatility for the Company. The Company performed an internal valuation analysis to determine the fair value of its Class A common stock from time to time in connection with its grant of stock options to employees. This analysis used the Company’s projected future cash flows, discounted at a rate that reflected both the Company’s weighted average cost of capital and the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. The expected term for options granted prior to April 1, 2005 is 7 years. For options granted subsequent to March 31, 2005 until the effective date of the merger with US LEC, the expected term is 9.9 years, which takes into consideration the exercise freeze described above. The risk free interest rate is based on the implied yield available at the time the options were granted on U.S. Treasury zero coupon issues with a remaining term equal to the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of electing not to declare or pay cash dividends on its common stock.

For options granted during the years ended December 31, 2007, 2006, and 2005, the weighted average fair value of the stock options granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $7.17, $3.56, and $2.54, respectively, using the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected option life (in years)	6.25	9.9	7.0 – 9.9
Risk free Interest rate	3.41% – 4.96%	4.64% – 5.11%	3.86% – 4.48%
Expected volatility	68.57% – 78.68%	75.0%	71.24% – 77.80%
Expected dividend yield	—	—	—

Year-to-Date Activity

Stock Options—The following table summarizes stock option activity under the Stock Incentive Plans for the year ended December 31, 2007:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007 *	13,110,092	$4.48
Effect of exchange ratio**	8,165,354
Assumed in connection with merger	4,087,702	$3.02
Granted *	1,375,570	$10.57
Exercised *	(13,928,852)	$2.60
Canceled *	(205,219)	$3.58
Forfeited *	(325,202)	$4.68

Outstanding at December 31, 2007	12,279,445	$3.86	5.9	$72,280

Exercisable at December 31, 2007	7,276,658	$3.23	4.6	$47,469

*	Excludes activity under the US LEC Option Plan prior to the closing of the merger on February 28, 2007.
**	Effect of exchange ratio on options outstanding at December 31, 2006 related to US LEC merger (Note 3).

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2007. This amount changes based on the fair market value of PAETEC Holding’s common stock. Total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $113.8. Total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was approximately $0.1 million.

The Company received approximately $36.1 million of cash, and had an outstanding receivable for less than $0.1 million, related to the exercise of stock options for the year ended December 31, 2007. The Company received less than $0.1 million of cash related to the exercise of stock options for the years ended December 31, 2006 and 2005.

Total compensation expense related to stock options granted under the Stock Incentive Plans totaled approximately $8.7 million, net of a deferred income tax benefit of $2.3 million, for the year ended December 31, 2007. Total compensation expense related to stock options granted under the Stock Incentive Plans totaled approximately $2.9 million, net of a deferred income tax benefit of $0.3 million, for the year ended December 31, 2006. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

The following table summarizes stock option information at December 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 – $2.10	3,917,382	$1.72	2,776,785	$1.74
$2.11 – $3.15	2,508,698	$2.40	1,574,161	$2.43
$3.16 – $7.35	4,045,040	$4.00	2,507,259	$4.31
$7.36 – $23.50	1,808,325	$10.24	418,453	$9.59

	12,279,445	$3.86	7,276,658	$3.23

As of December 31, 2007, there was $11.1 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the Stock Incentive Plans. The Company expects to recognize the expense over a weighted-average period of 1.1 years.

Stock Units—The following table summarizes stock unit activity under the Stock Incentive Plans for the year ended December 31, 2007:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	4,552,834	$2.60
Effect of exchange ratio	2,836,414
Granted	1,119,667	$10.52
Vested	(264,971)	$9.89
Forfeited	(443,448)	$2.91

Outstanding at December 31, 2007	7,800,496	$3.47

There were no stock units granted under the 1998 Option Plan or the US LEC Option Plan.

The total intrinsic value of stock units that vested and were converted to shares of PAETEC Holding common stock during the year ended December 31, 2007 was approximately $2.6 million. In connection with stock awards that vested during the year ended December 31, 2007, the Company withheld 105,642 shares of PAETEC Holding common stock to satisfy income tax withholding requirements. These shares, which had a value of approximately $1.0 million as of December 31, 2007, are held as treasury stock.

For the year ended December 31, 2007, the total compensation expense related to stock units granted under the Stock Incentive Plans was approximately $5.6 million, net of a deferred income tax benefit of $3.5 million. During the three months ended March 31, 2007, stock units and stock options were issued to certain employees who were previously ineligible to receive stock-based awards. Certain of these awards were vested at the grant date. For the year ended December 31, 2006, the total compensation expense related to stock units granted under the Stock Incentive Plans was approximately $1.7 million, net of a deferred income tax benefit of $1.1 million. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2007, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $15.0 million. The Company expects to recognize the expense over a weighted-average period of 1.1 years.

Warrants—The Company’s independent sales agents participate in the Warrant Plan. The PAETEC warrants granted under the Warrant Plan are recorded at fair value and are accounted for under the provisions of SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees or in Conjunction with Selling Goods or Services. In accordance with SFAS No. 123(R), the Company estimates the fair value of each PAETEC warrant on the date of grant using the Black-Scholes option-pricing model and using assumed risk-free interest rates ranging from 2.84% to 6.67% and expected lives of ten years. The volatility factor assumptions used in the Company’s fair value model ranged from 70% to 99%. The Company accrues compensation expense during the service period and adjusts the value attributable to unvested PAETEC warrants in subsequent periods to the measurement date for increases or decreases in the fair value of the shares of common stock issuable upon exercise of the PAETEC warrants. In accordance with EITF Issue 96-18, the measurement date is the date at which the agent’s performance is complete.

The Warrant Plan provides for the issuance of up to 811,500 shares of common stock based upon the achievement and maintenance of certain revenue goals by the Company’s independent sales agents. The Warrant Plan is designed to create an incentive for the sales agents and is administered by the Company’s senior management. The PAETEC warrants vest with respect to 20% of the shares of common stock subject to such warrants in the first year. Vesting with respect to the remaining 80% of the shares subject to the PAETEC warrants is dependent upon the generation and maintenance of certain revenue levels by the warrant holder. The PAETEC warrants are not exercisable until one year after the Company completes an initial public offering of the common stock, provided that after such date the exercise of the warrants is covered by an effective registration statement under the Securities Act of 1933. The February 28, 2007 merger with US LEC (Note 3) was deemed an “initial public offering” for purposes of the exercisability of the PAETEC warrants. No PAETEC warrants were exercisable as of December 31, 2007.

The following table summarizes information concerning outstanding PAETEC warrants and US LEC warrants and exercisable US LEC warrants as of December 31, 2007:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007 *	395,666	$5.42
Effect of exchange ratio**	246,476
Assumed in connection with merger	2,015,788	$1.97
Granted *	—
Exercised *	(436,842)	$1.94
Canceled *	—
Forfeited *	—

Outstanding at December 31, 2007	2,221,088	$2.37	2.5	$16,383

Exercisable at December 31, 2007	1,578,946	$1.98	1.8	$12,268

*	Excludes activity under the US LEC Warrant Plan prior to the closing of the merger on February 28, 2007.
**	Effect of exchange ratio on warrants outstanding at December 31, 2006 related to US LEC merger (Note 3).

There were no warrants granted during the years ended December 31, 2007 and 2006. We do not expect to make any additional awards under the plan. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock on December 31, 2007 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on December 31, 2007. This amount changes based on the fair market value of PAETEC Holding’s common stock. The Company received approximately $0.2 million of cash related to the exercise of US LEC warrants for the year ended December 31, 2007. There were no warrants exercised during the years ended December 31, 2006 and 2005. Stock-based compensation expense related to the PAETEC warrants totaled approximately $0.3 million, net of tax, for the year ended December 31, 2007. Stock-based compensation expense related to the PAETEC warrants, net of tax, was approximately $0.3 million and less than $0.1 million for the years ended December 31, 2006 and 2005, respectively. No stock-based compensation related to the US LEC warrants was recognized for the year ended December 31, 2007, as these warrants were fully vested at the time of the merger.

The following table summarizes information relating to outstanding PAETEC warrants and US LEC warrants as of December 31, 2007:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 – $2.78	1,753,414	$1.98	1,578,946	$1.98
$2.79 – $4.00	279,959	$3.28	—	—
$4.01 – $5.00	187,715	$4.68	—	—

	2,221,088		1,578,946

12.	INCOME (LOSS) PER COMMON SHARE

During the year ended December 31, 2005, the Company had 134,000 outstanding shares of Series A convertible redeemable preferred stock that met the criteria of a participating security in the calculation of basic income per common share using the “two-class” method of SFAS No. 128. During the year ended December 31, 2005, basic loss per common share was calculated utilizing the “two-class” method by dividing loss allocated to common stockholders by the weighted average number of common shares outstanding during the period.

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

As a result of the Leveraged Recapitalization on June 12, 2006, the Company converted or redeemed all of the outstanding shares of its Series A convertible redeemable preferred stock (Note 4). At December 31, 2006, there were no shares of Series A convertible redeemable preferred stock outstanding and, therefore, the “two-class” method of computing basic income per common share was not applicable. As part of the Leveraged Recapitalization, the Company issued stock units under an equity incentive plan. The Company issued additional stock units under an equity incentive plan in August 2006. All of these stock units are excluded from the computation of basic loss per common share for the year ended December 31, 2006, as the time-based vesting conditions had not been satisfied as of December 31, 2006. Under SFAS No. 128, these stock units are considered options for purposes of computing diluted earnings per share and, therefore, are included in the computation of diluted loss per common share for the year ended December 31, 2006. Also as part of the Leveraged

Recapitalization, the Company agreed to issue to the Class B stockholders a total of 3,400,000 shares of Class A common stock. These additional shares of Class A common stock are included in the computation of basic loss per common share for the year ended December 31, 2006, since all necessary conditions for issuance of the shares have been satisfied at December 31, 2006, so that the issuance of the shares was not contingent.

The computation of basic and diluted (loss) income per common share for the years ended December 31, 2007, 2006, and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share data)
Basic income (loss) per common share
Net income	$10,528	$7,803	$14,474
Less: accretion on preferred stock	—	251	603
Less: cumulative preferred stock dividends	—	6,873	14,494
Less: redemption charge related to Series A preferred stock	—	33,834	—

Income (loss) allocated to common stockholders	$10,528	$(33,155)	$(623)

Weighted average common shares outstanding-basic	88,610,839	31,686,214	29,312,020

Income (loss) per common share-basic	$0.12	$(1.05)	$(0.02)

Diluted income (loss) per common share
Income (loss) allocated to common stockholders	$10,528	$(33,155)	$(623)

Weighted average common shares outstanding-basic	88,610,839	31,686,214	29,312,020
Dilutive effect of warrants-treasury stock method	898,422	—	—
Dilutive effect of stock options-treasury stock method	9,557,648	—	—
Dilutive effect of restricted stock units-treasury stock method	3,963,343	—	—

Weighted average common shares outstanding-diluted	103,030,252	31,686,214	29,312,020

Income (loss) per common share-diluted	$0.10	$(1.05)	$(0.02)

For the year ended December 31, 2006, a total of 3,907,780 shares of Class A common stock issuable upon the assumed conversion of stock options, warrants, and restricted stock units computed based on the treasury method were not included in the calculation of diluted loss per common share, as the effect of including these shares would have been anti-dilutive.

For the year ended December 31, 2005, a total of 36,832,660 shares of Class A common stock, which were issuable as of December 31, 2005 upon conversion of the Series A convertible redeemable preferred stock, including dividends accumulated on the Series A convertible redeemable preferred stock through December 31, 2004, and a total of 909,726 shares of common stock issuable under the assumed exercises of stock options and warrants computed based on the treasury stock method, were not included in the as reported calculation of diluted loss per common share. Such shares were not included in the calculation of diluted loss per common share, as the effect of including these shares would have been anti-dilutive.

In connection with any conversion of shares of Series A convertible redeemable preferred stock, the Company had the right to issue additional shares of Class A common stock, valued at the then-current market value of the Class A common stock (as determined in accordance with the terms of the Series A convertible redeemable preferred stock), as payment of accumulated dividends on the shares of Series A convertible redeemable preferred stock being converted. Because the Company’s then existing senior credit facility (Note 7) restricted the payment of cash dividends by the Company, in cases where such share amounts were not anti-dilutive, the foregoing share amounts for the year ended December 31, 2005 include the additional shares of Class A common stock that the Company would have issued in payment of accumulated dividends in connection with the conversion of the Series A convertible redeemable preferred stock.

13.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan, pursuant to section 401(k) of the Internal Revenue Code, under which employees can contribute up to 25% of their annual salary. Employees are eligible for participation upon employment. The Company’s discretionary matching contributions for the years ended December 31, 2007, 2006, and 2005 totaled $3.5 million, $2.1 million, and $1.8 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. The Company recognizes rent expense under these leases on a straight-line basis. The Company began occupying a new corporate headquarters in January 2001 under a 20-year lease agreement, and expects that annual rent payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. The Company’s annual rental payments under the lease were $1.8 million for the years ended December 31, 2007, 2006, and 2005.

Total rent expense for the years ended December 31, 2007, 2006, and 2005 was $19.5 million, $11.1 million, and $11.3 million, respectively. Future minimum lease obligations related to the Company’s operating leases as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$17,701
2009	15,456
2010	12,791
2011	10,008
2012	8,468
Thereafter through 2021	35,709

$100,133

Purchase Commitments. As of December 31, 2007, the Company had entered into agreements with vendors to purchase approximately $18.4 million of equipment and services, of which the Company expects $17.0 million to be delivered and payable in the year ending December 31, 2008, $1.1 million to be delivered and payable in the year ending December 31, 2009, and $0.3 million to be delivered and payable in the year ending December 31, 2010.

Data and Voice Services. The Company has various agreements with certain carriers for data and voice services. As of December 31, 2007, the Company’s minimum commitments under these agreements were $334.0 million, which expire through 2011. Related expenses for the years ended December 31, 2007, 2006, and 2005 were included in cost of sales in the accompanying consolidated statements of operations and comprehensive income.

Regulation. The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company’s industry generally or upon the Company specifically.

Interconnection Agreements. The Company is dependent on the cooperation of the incumbent local exchange carriers in its service area to provide service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. The Company incurs costs through the use of services agreed to in its contracts with these incumbent local exchange carriers. These costs are recognized in the period in which the service is delivered and are included as a component of the Company’s cost of sales.

Litigation. The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation is inherently unpredictable. The Company’s management, however, believes that there is no litigation asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows except as indicated below.

On January 24, 2008, Sprint Communications Company L.P. (“Sprint”) notified the Company that it had filed a patent infringement action in the United States District Court for the District of Kansas against PAETEC Holding and two of its subsidiaries, including one operating subsidiary, PaeTec Communications, Inc. Sprint alleges that PaeTec Communications infringed patents which Sprint characterizes as constituting part of Sprint’s Voice over Packet patent portfolio by selling products and services that utilize technology covered by the Sprint patents. Sprint’s notice indicated that the claimed infringement purportedly relates to its patents for the methods of use and system architecture of packet technology to carry telephone calls to or from the public switched telephone network. Sprint seeks unspecified amounts of compensatory and treble damages, attorneys’ fees, and injunctive relief against future sales by the defendant PAETEC companies of any products and services that allegedly violate Sprint’s patents. In the notice described above, Sprint advised the Company that it will not formally serve the Company with its lawsuit if the Company agrees to meet with Sprint to discuss a mutually agreeable resolution of Sprint’s claims. The Company will respond to Sprint’s patent infringement claims after it has further evaluated the claims and will vigorously pursue its defenses in any litigation against Sprint.

MCI-WorldCom Network Services, Inc. (“MCI”) sued the Company in December 2004 in an attempt to recover approximately $5.6 million in access charges that the carrier paid to the Company between October 2003 and June 2004. The challenged charges were imposed by the Company for the use of its network to route calls from end-user customers of various wireless companies to MCI for completion to its subscribers’ toll-free numbers. The carrier claimed that the access service performed by the Company in connection with these calls was unnecessary, unwanted and without justification in the Company’s applicable access tariffs. The Company denied these claims, and contended that the services it performed were legitimate, beneficial and appropriate under the Company’s tariffs, and under rulings of the Federal Communications Commission and other applicable authorities, and that the access charges assessed were therefore properly collected and retained. The Company counterclaimed to recover approximately $2.0 million in other access charges that the interexchange carrier had withheld in connection with its dispute. In November 2005, a ruling in favor of MCI reduced the amount owed to MCI to $3.5 million. This ruling was appealed. In accordance with its revenue recognition policy, the Company delayed recognition of a portion of these disputed revenues, consisting of the approximately $2.0 million of other access charges that the interexchange carrier had withheld in connection with its dispute, until it is concluded that realization of that revenue is reasonably assured. In October 2006, the appellate court ruled in MCI’s favor and the Company accordingly recorded a $1.5 million litigation settlement charge in September 2006 to reflect the incremental amount of the ruling not previously recorded.

15.	RELATED PARTIES

The Company employs two immediate family members of its Chairman, President and Chief Executive Officer. The Company made total salary and bonus payments to the family members of $428,947 for the year ended December 31, 2007, $451,263 for the year ended December 31, 2006, and $282,411 for the year ended December 31, 2005. During the period from January 1, 2005 to December 31, 2007, the Company issued these individuals options to purchase a total of 33,756 shares of common stock at exercise prices ranging from $1.24 to $3.86 per share, as well as restricted stock units for 185,022 shares of common stock. In addition, from time to time, another immediate family member of the Chairman, President and Chief Executive Officer performs consulting services for the Company. The amounts paid to this individual for these services were nominal during the years ended December 31, 2007, 2006, and 2005.

During the year ended December 31, 2005, in connection with the Company’s senior secured credit facility, the Company made interest payments of $1.7 million to an affiliate of an investor of the Company.

16.	SUBSEQUENT EVENTS

Incremental Term Loan Facility

In January 2008, the Company obtained $100 million of additional term loans under an incremental facility extended pursuant to the Credit Agreement (Note 7) and applied a portion of the borrowings under that facility toward the redemption of all of the outstanding senior secured notes of McLeodUSA in connection with PAETEC’s acquisition of McLeodUSA described below.

Registered Exchange Offer for Notes

On February 7, 2008, in accordance with registration rights granted to the purchasers of the Notes sold in July 2007 (Note 7), the Company completed an exchange offer of all such Notes for notes with identical terms that were registered under the Securities Act of 1933.

Acquisition of McLeodUSA

On February 8, 2008, the Company completed a business combination by merger with McLeodUSA pursuant to a merger agreement, dated as of September 17, 2007, as amended, among PAETEC Holding, McLeodUSA and PS Acquisition Corp., PAETEC Holding’s wholly-owned merger subsidiary. In accordance with the merger agreement, PS Acquisition Corp. merged with and into McLeodUSA, which was a privately held company. McLeodUSA was the surviving corporation in the merger and became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger.

At the effective time of the McLeodUSA merger, each outstanding share of common stock of McLeodUSA was converted into the right to receive 1.30 shares of PAETEC common stock. Based on the number of shares of McLeodUSA common stock outstanding at the effective time of the McLeodUSA merger, a total of approximately 39,975,000 shares of PAETEC Holding common stock were issuable to former McLeodUSA stockholders. PAETEC Holding paid cash in lieu of fractional shares of its common stock.

At the effective time of the McLeodUSA merger, each outstanding McLeodUSA stock option was assumed by the Company and converted into an option to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option, multiplied by the merger exchange ratio, rounded down to the nearest whole share, at an exercise price equal to the exercise price of the original option, divided by the merger exchange ratio, rounded up to the nearest whole cent. The terms and conditions of the assumed stock option awards otherwise generally will remain the same, without any accelerated vesting, unless accelerated vesting was otherwise provided in the applicable award agreement of the stock option holders. The McLeodUSA stock options assumed by PAETEC in the McLeodUSA merger are exercisable for a total of approximately 3,500,000 shares of PAETEC common stock.

The Company will account for the merger as a purchase of McLeodUSA by the Company using the purchase method of accounting under generally accepted accounting principles. As a result, the assets, including identifiable intangible assets, and liabilities of McLeodUSA as of the effective time of the McLeodUSA merger will be recorded at their respective fair values and added to those of PAETEC. Any excess of purchase price over the net fair values of McLeodUSA’s assets and liabilities will be recorded as goodwill. Consolidated financial statements of the Company after the effective time of the McLeodUSA merger will reflect those fair values and will not be restated retroactively to reflect the historical financial position or results of operations of McLeodUSA. The results of operations of McLeodUSA will be combined with the results of operations of the Company and will be included in the results of operations of the Company beginning on the effective date of the McLeodUSA merger. Following the McLeodUSA merger, the earnings of the Company will reflect the effect of any additional indebtedness and purchase accounting adjustments, including any increased interest expense and depreciation and amortization of acquired assets. An initial allocation of the purchase price to the assets acquired and liabilities assumed as of the closing of the merger is not practicable as of the issuance of these financial statements.

The McLeodUSA merger is intended to qualify as a tax free reorganization for federal income tax purposes.

On the merger closing date, in connection with completion of the McLeodUSA merger, the Company extended a total of approximately $128 million of funds from cash on hand and borrowings under its incremental term loan facility described above for application toward the redemption of all of McLeodUSA’s outstanding 10 1/2% Senior Second Secured Notes due 2011.

On February 8, 2008, in connection with the completion of the McLeodUSA merger, the Company entered into a board membership agreement with certain former institutional stockholders of McLeodUSA. Under this agreement, the Company granted investment funds managed by Wayzata Investment Partners LLC (the “Wayzata funds”) the right to designate one individual for appointment or nomination for election to PAETEC Holding’s Board of Directors and granted investment funds and entities advised by Fidelity Management & Research Company and its affiliates (the “Fidelity funds”) the right to appoint one representative to attend each meeting of PAETEC’s Board of Directors as a non-voting observer.

On February 8, 2008, in connection with the completion of the McLeodUSA merger, the Company entered into a registration rights agreement with the Wayzata funds and the Fidelity funds. Under the registration rights agreement, the Company granted the Wayzata funds and the Fidelity funds shelf, demand and piggyback registration rights with respect to the shares of PAETEC Holding common stock that they received in the McLeodUSA merger, as well as additional shares that may be issued in respect of these shares by way of a stock dividend, stock split and other similar events. A total of approximately 23,700,000 shares of PAETEC common stock received by the Wayzata funds and the Fidelity funds in the McLeodUSA merger are registrable shares entitled to the benefit of registration rights under this agreement.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes the Company’s unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2007
Total revenue	$194,017	$274,469	$283,884	$288,642
Net income (loss)	$(5,849)	$5,970	$(5,092)	$15,499
Basic income (loss) per common share	$(0.11)	$0.06	$(0.05)	$0.15
Diluted income (loss) per common share	$(0.11)	$0.05	$(0.05)	$0.14
Year Ended December 31, 2006
Total revenue	$140,775	$145,613	$148,426	$151,488
Net income (loss)	$12,526	$(5,814)	$(1,533)	$2,625
Basic income (loss) per common share	$0.18	$(1.42)	$(0.05)	$0.08
Diluted income (loss) per common share	$0.18	$(1.42)	$(0.05)	$0.06

The total net income (loss) per share for the quarters in the years ended December 31, 2007 and 2006 do not equal net income (loss) per share for the respective years, as the per share amounts for each quarter and for each year are computed based on their respective discrete periods. Net income for three months ended September 30, 2007 includes approximately $4.3 million incurred on extinguishment of credit facility debt with the proceeds of the Notes offering (Note 7), as well as $8.2 million in increased depreciation and amortization expense due to the catch-up of amortization expense associated with finalization of the fair value of acquired US LEC intangible assets. Net income for the three months ended December 31, 2007 includes approximately $15 million in purchase accounting adjustments associated with a reduction to depreciation and amortization of approximately $17 million to recognize the finalization of valuations and related useful life assessments of tangible and intangible assets acquired through US LEC, which was offset in part by approximately $2 million of additional stock-based compensation expense to recognize the finalization of the valuation of stock options assumed in the February 28, 2007 merger with US LEC.

The following consolidated financial statement schedule is filed herewith:

PAETEC HOLDING CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions/ (Reductions) Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2005
Allowance for doubtful accounts	$6,461	$2,584	$—	$2,710	$6,335
Valuation allowance for deferred income tax assets	$3,503	$424	$—	$829	$3,098

Year Ended December 31, 2006
Allowance for doubtful accounts	$6,335	$1,933	$—	$2,993	$5,275
Valuation allowance for deferred income tax assets	$3,098	$—	$—	$410	$2,688

Year Ended December 31, 2007 (1)
Allowance for doubtful accounts	$5,275	$5,723	$3,272	$5,337	$8,933
Valuation allowance for deferred income tax assets	$2,688	$271	$17,985	$609	$20,335

(1)	Reflects results of US LEC following its combination with PAETEC Corp. on February 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 2008.

PAETEC HOLDING CORP.

By:	/s/ ARUNAS A. CHESONIS
Arunas A. Chesonis
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March, 2008.

Signature	Title

/s/ ARUNAS A. CHESONIS Arunas A. Chesonis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ KEITH M. WILSON Keith M. Wilson	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALGIMANTAS K. CHESONIS Algimantas K. Chesonis	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ RICHARD T. AAB Richard T. Aab	Vice Chairman of the Board

/s/ H. RUSSELL FRISBY, JR. H. Russell Frisby, Jr.	Director

/s/ TANSUKH V. GANATRA Tansukh V. Ganatra	Director

/s/ JAMES A. KOFALT James A. Kofalt	Director

/s/ MICHAEL C. MAC DONALD Michael C. Mac Donald	Director

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director

/s/ MARK ZUPAN Mark Zupan	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding Corp. (“PAETEC Holding”), WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, Filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

2.2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among PAETEC Holding, McLeodUSA Incorporated (“McLeodUSA”) and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 17, 2007 and incorporated herein by reference.

2.2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 18, 2007, by and among PAETEC Holding, McLeodUSA and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on December 19, 2007 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of PAETEC Holding. Filed as Exhibit 3.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.4.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.4.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.4.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Description
10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.4.1	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

*10.4.2	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.”

10.5.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.5.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.5.3	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent. Filed as Exhibit 10.3.2 to the Annual Report on Form 10-K of PAETEC Holding, filed on April 2, 2007 (the “PAETEC Holding 2006 Form 10-K”), and incorporated herein by reference.

*10.5.4	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation.

10.6	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.7	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

Exhibit Number	Description
*10.8	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis, Robert D. Moore, Jr. and Laurie L. Zaucha.

10.9	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.11.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

Exhibit Number	Description
10.11.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.13.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.3 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.14.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.14.6	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.7	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.15	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

*10.16	Form of PAETEC Holding Corp. 2008 Performance Bonus Plan.

10.17	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

Exhibit Number	Description
10.18.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

*10.18.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers.

*10.18.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors.

10.19.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.19.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.20	Description of Non-Employee Director Compensation.

*10.21	Form of Indemnity Agreement between McLeodUSA and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young.

*10.22	Form of Indemnification Agreement between PAETEC Holding and certain of its directors.

*10.23	Form of Indemnification Agreement between PAETEC Holding and certain of its officers.

*10.24	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors.

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

