Form 10-Q
period 2008-03-31
PAETEC Holding Corp.
filed 2008-05-15
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(585) 340-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on May 9, 2008 was 142,845,965.

i

PART I

FINANCIAL INFORMATION

Item I.	Financial Statements

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(amounts in thousands, except share and per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$70,373	$112,601
Accounts receivable, net of allowance for doubtful accounts of $15,815 and $8,933, respectively	194,955	147,343
Deferred income taxes	19,670	11,844
Prepaid expenses and other current assets	33,311	9,978

Total current assets	318,309	281,766
Property and equipment, net	701,052	312,032
Goodwill	659,996	361,445
Intangible assets, net	128,156	118,331
Deferred income taxes	72,847	74,488
Other assets, net	18,007	18,294

Total assets	$1,898,367	$1,166,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,450	$65,561
Accrued expenses	33,861	23,618
Accrued payroll and related liabilities	15,059	14,262
Accrued taxes	26,111	21,864
Accrued commissions	18,015	14,019
Accrued capital expenditures	6,672	5,180
Accrued interest	6,150	13,655
Deferred revenue	59,886	40,095
Current portion of long-term debt and capital lease obligations	6,719	5,040

Total current liabilities	253,923	203,294
Long-term debt and capital lease obligations	883,514	790,517
Other long-term liabilities	85,396	18,824

Total liabilities	1,222,833	1,012,635

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at March 31, 2008 and December 31, 2007, 143,697,204 shares issued, and 143,586,516 shares outstanding at March 31, 2008; 103,191,956 shares issued, and 103,086,197 shares outstanding at December 31, 2007	1,436	1,031
Treasury stock, 110,688 and 105,759 shares at cost, at March 31, 2008 and December 31, 2007, respectively	(1,095)	(1,063)
Additional paid-in capital	744,615	216,550
Accumulated other comprehensive loss	(9,294)	(5,619)
Accumulated deficit	(60,128)	(57,178)

Total stockholders’ equity	675,534	153,721

Total liabilities and stockholders’ equity	$1,898,367	$1,166,356

See notes to condensed consolidated financial statements.

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Network services revenue	$285,634	$158,438
Carrier services revenue	58,043	27,312
Integrated solutions revenue	15,119	8,267

Total revenue	358,796	194,017
Cost of sales (exclusive of depreciation and amortization shown separately below)	176,079	91,361
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	129,157	75,033
Integration and restructuring costs	2,106	105
Depreciation and amortization	40,609	13,153

Income from operations	10,845	14,365
Loss on extinguishment of debt	—	9,834
Other income, net	(558)	(1,220)
Interest expense	18,262	14,498

Loss before income taxes	(6,859)	(8,747)
Benefit from income taxes	(3,909)	(2,898)

Net loss	(2,950)	(5,849)
Other comprehensive loss:
Change in fair value of hedge instruments, net of income taxes	(3,635)	(246)
Change in unrealized losses on marketable securities, net of income taxes	(40)	—

Comprehensive loss	$(6,625)	$(6,095)

Basic and diluted loss per common share:
Net loss	$(0.02)	$(0.11)

Basic and diluted weighted average common shares outstanding	126,214,104	53,492,059

See notes to condensed consolidated financial statements.

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(2,950)	$(5,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,609	13,153
Amortization of debt issuance costs	501	450
Amortization of debt discount	187	—
Stock-based compensation expense	6,026	6,585
Loss on disposal of property and equipment	—	58
Deferred income taxes	(3,909)	(2,824)
Loss on extinguishment of debt	—	7,834
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	2,666	(3,623)
Prepaid expenses and other current assets	(5,116)	(1,374)
Other assets	6,110	(341)
Accounts payable	(18,670)	(14,872)
Accrued expenses	(10,079)	(21,584)
Deferred revenue	539	(394)
Accrued payroll and related liabilities	(2,987)	(2,653)
Accrued commissions	1,091	(65)
Accrued taxes	(3,945)	—
Accrued interest	(7,505)	446

Net cash provided by (used in) operating activities	2,568	(25,053)

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,360)	(12,859)
Acquisitions, net of cash received – McLeodUSA	(114,740)	—
Acquisitions, net of cash received – other acquisitions	(1,962)	(227,908)
Proceeds from sale of short-term investments	696	—
Software development costs	—	(609)

Net cash used in investing activities	(137,366)	(241,376)

FINANCING ACTIVITIES:
Repayments of long-term debt	(1,666)	(523,656)
Payment for debt issuance costs	(1,360)	(12,854)
Proceeds from long-term borrowings	94,400	800,000
Payment for registering securities	(73)	(2,014)
Proceeds from exercise of stock options	1,269	11,505

Net cash provided by financing activities	92,570	272,981

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,228)	6,552
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,601	46,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,373	$53,437

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$24,971	$13,797

Cash paid for income taxes	$230	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Fair value of assets acquired in business acquisition	$672,565	$434,011

Liabilities assumed in business acquisition	$151,317	$250,972

Equity consideration issued in business acquisition	$521,248	$183,039

Accrued business acquisition costs	$308	$2,681

Accrued property and equipment expenditures	$6,672	$9,604

Tenant incentive leasehold improvements	$—	$105

See notes to condensed consolidated financial statements.

PAETEC HOLDING CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE THREE MONTHS ENDED MARCH 31, 2008

(amounts in thousands)

(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
BALANCE, December 31, 2006	$367	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)
Issuance of shares in connection with merger	519	(1)	171,654	—	—	172,172
Assumption of options and warrants in connection with US LEC merger	—	—	13,904	—	—	13,904
Exercise of stock options - 13,928,852 shares	143	—	35,997	—	—	36,140
Exercise of warrants - 436,842 shares	2	—	214	—	—	216
Excess tax benefits from employee stock option exercises			324			324
Retirement of treasury stock	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	(1,062)	—	—	—	(1,062)
Adoption of FIN 48	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	20,147	—	—	20,147
Stock-based compensation expense- warrants	—	—	427	—	—	427
Net income	—	—	—	—	10,528	10,528
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(3,526)	—	(3,526)

BALANCE, December 31, 2007	1,031	(1,063)	216,550	(5,619)	(57,178)	153,721
Issuance of shares in connection with McLeodUSA merger	400	—	493,371	—	—	493,771
Issuance of shares in connection with other acquisitions	1	—	648	—	—	649
Assumption of options and warrants in connection with McLeodUSA merger	—	—	26,828	—	—	26,828
Exercise of stock options - 441,694 shares	4	—	1,265	—	—	1,269
Costs of registering securities	—	—	(73)	—	—	(73)
Shares withheld to satisfy tax withholding requirements	—	(32)	—	—	—	(32)
Stock-based compensation expense	—	—	6,058	—	—	6,058
Stock-based compensation expense- warrants	—	—	(32)	—	—	(32)
Net loss	—	—	—	—	(2,950)	(2,950)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(3,635)	—	(3,635)
Unrealized loss on short-term investments, net of income taxes	—	—	—	(40)	—	(40)

Balance at March 31, 2008	$1,436	$(1,095)	$744,615	$(9,294)	$(60,128)	$675,534

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

PAETEC Holding Corp. (“PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides integrated communications services, including local and long distance voice, data, and broadband Internet access services, primarily to business and institutional customers.

PAETEC Holding was formed in August 2006 to effectuate the combination by merger of PAETEC Corp. (“PAETEC”) and US LEC Corp. (“US LEC”), which was consummated on February 28, 2007. As a result of the merger transaction (the “US LEC merger”), PAETEC and US LEC became wholly-owned subsidiaries of PAETEC Holding. On February 8, 2008, PAETEC Holding completed its combination by merger (the “McLeodUSA merger”) with McLeodUSA Incorporated (“McLeodUSA”), which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger (Note 2).

The accompanying historical consolidated financial statements and notes reflect the financial results of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries for all periods before the completion of the US LEC merger on February 28, 2007. For the period from February 28, 2007 through February 7, 2008, the accompanying historical condensed consolidated financial statements and notes also include the financial results of US LEC and US LEC’s wholly-owned subsidiaries. For the period from and after February 8, 2008, the accompanying historical condensed consolidated financial statements and notes also include the financial results of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries.

References to the “Company” in these Notes to Condensed Consolidated Financial Statements are to PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2007 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2008 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007. All significant intercompany transactions and balances have been eliminated.

2.    BUSINESS ACQUISITIONS

On February 8, 2008, the Company completed a business combination by merger with McLeodUSA pursuant to a merger agreement dated as of September 17, 2007, as amended, among PAETEC Holding, McLeodUSA and PS Acquisition Corp., PAETEC’s wholly-owned merger subsidiary. In accordance with the merger agreement, PS Acquisition Corp merged with and into McLeodUSA, with McLeodUSA surviving the merger as a direct wholly-owned subsidiary of PAETEC Holding. McLeodUSA provides, through its subsidiaries, integrated communications services to small and medium-sized enterprises, and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers.

At the effective time of the McLeodUSA merger, each outstanding share of common stock of McLeodUSA was converted into the right to receive 1.30 shares of PAETEC Holding common stock. Based on the number of shares of McLeodUSA common stock outstanding at the effective time of the McLeodUSA merger, a total of approximately 39,975,000 shares of PAETEC Holding common stock were issuable to former McLeodUSA stockholders. PAETEC Holding paid cash in lieu of fractional shares of its common stock.

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

In connection with completion of the McLeodUSA merger, the Company paid approximately $128.8 million of funds from cash on hand and borrowings under an incremental term loan facility (Note 5) for application toward the redemption of all of McLeodUSA’s outstanding 10 1/2% Senior Second Secured Notes due 2011 (the “McLeodUSA Senior Secured Notes”).

The McLeodUSA merger is being accounted for as an acquisition of McLeodUSA by the Company using the purchase method in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $635.6 million as follows:

(in thousands)
Equity consideration-McLeodUSA shares	$493,771
Equity consideration-McLeodUSA, 3,316,885 vested options, estimated	25,988
Equity consideration-McLeodUSA, 176,410 unvested options, estimated	840

Total equity consideration	520,599
Consideration for redemption of McLeodUSA Senior Secured Notes	128,780
PAETEC transaction costs, estimated	8,111

Total estimated consideration	657,490
Less: Cash acquired	(21,843)

Net estimated purchase price	$635,647

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was based on the average closing price of the Company’s common stock immediately before and after the merger terms were agreed upon and announced. Further, consideration related to assumed stock options was calculated based on the fair value of the new PAETEC Holding stock options issued as of February 8, 2008, net of the portion of the fair value attributable to future vesting requirements. The estimated fair value of these stock option awards was calculated using the Hull-White II Lattice model based on assumptions determined as of September 17, 2007, in accordance with EITF Issue No. 99-12. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period.

The number of shares of PAETEC Holding common stock issuable in the McLeodUSA merger was based on the merger exchange ratio of 1.30 shares of PAETEC Holding common stock for each outstanding share of McLeodUSA common stock. The accompanying condensed consolidated financial statements include the results of operations of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries from the date of consummation of the McLeodUSA merger.

Reasons for McLeodUSA Merger

The Company believes that the McLeodUSA merger will make the Company a more efficient competitor in providing a broad range of communications services and will result in several strategic benefits to the Company, including the following:

•

Strategic Benefits. The McLeodUSA merger will allow expansion of the Company’s services to a significant portion of the Midwestern and Western United States, give the Company a presence in 47 of the top 50 and 79 of the top 100 metropolitan statistical areas, and enhance the Company’s network assets by adding an extensive fiber optic network that includes 17,000 fiber-route miles.

•

Operational Benefits. The Company believes that it will achieve operational benefits from the McLeodUSA merger through, among other benefits: savings in cost of sales by increasing the use of switches and network assets and eliminating duplicative network costs; savings in selling, general and administrative expenses, by eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs; and savings in compensation and benefits costs, by reducing the total number of employees of the combined companies.

Allocation of Cost of McLeodUSA Merger

In accordance with SFAS No. 141, the purchase price of the McLeodUSA merger was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the merger closing date, with the amounts exceeding the fair value of the assets acquired being recorded as goodwill. To the extent fair values as of the closing date were not yet available at the time of the preliminary allocation, certain intangibles were recorded at their historical carrying value. The process to identify and record the fair value of assets acquired and liabilities assumed will include an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments, and contingencies.

As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from McLeodUSA were recorded at their respective fair values as of the merger closing date. As the values of certain assets and liabilities are preliminary in nature, such values are subject to adjustment as additional information is obtained, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred net income tax assets and the resolution of pre-acquisition tax and other contingencies. The valuations will be finalized within 12 months of the closing of the McLeodUSA merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred income tax assets, pre-acquisition contingencies and goodwill.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, net of cash acquired of $21.8 million, and liabilities assumed as of the closing of the McLeodUSA merger (in thousands):

Assets acquired
Current assets	$68,777
Property and equipment	401,540
Intangible assets subject to amortization
Customer relationships	12,582
Other	2,687
Other assets	4,964
Goodwill	296,327

Total assets acquired	786,877
Liabilities assumed
Current liabilities	91,581
Long-term debt	1,063
Other non-current liabilities	58,586

Total liabilities assumed	151,230

Purchase price, net of cash acquired	$635,647

In connection with the McLeodUSA merger, the Company recorded $4.1 million of severance and severance-related costs and $2.0 million of contract termination costs in the preliminary allocation of the purchase price in accordance with the EITF Issue

No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company expects to pay $3.9 million of severance and severance-related costs and $2.0 million of contract termination costs in the year ending December 31, 2008 and to pay the balance of the recorded costs over the remaining contract periods through December 2009.

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through March 31, 2008 (in thousands):

	Beginning Balance	Payments	Ending Balance
Severance costs and contract termination costs	$6.1	$3.8	$2.3

In connection with the McLeodUSA merger, the Company has incurred integration and restructuring costs. The Company recognized approximately $2.1 million of such costs for the three months ended March 31, 2008, primarily related to costs associated with employee separations. Substantially all of the recognized amounts are expected to be paid by December 2009.

Pro Forma Information

The following pro forma consolidated results of operations of the Company assume that the US LEC and McLeodUSA mergers were completed as of January 1, 2007 and 2008, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Revenues	$413,107	$393,972
Net loss	$(13,761)	$(18,858)
Basic and diluted net loss per common share	$(0.10)	$(0.15)

The pro forma information presents the combined operating results of the Company, US LEC and McLeodUSA, with the results prior to the merger closing dates adjusted (1) to include the pro forma effect of the elimination of transactions between the Company, US LEC and McLeodUSA, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property and equipment and intangible assets, the adjustment of interest expense reflecting the redemption of all of US LEC’s debt and the replacement of that debt with $800.0 million of new debt issued on February 28, 2007 at the Company’s weighted average borrowing rate, the redemption of the McLeod Senior Secured Notes and the replacement of the indebtedness represented by the McLeodUSA Senior Secured Notes with $100 million of new borrowings under an incremental term loan facility (Note 5) at the weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using the Company’s effective income tax rate.

The pro forma consolidated basic and diluted loss per share for the three months ended March 31, 2008 and 2007 are based on the consolidated basic and diluted weighted average common shares of PAETEC, US LEC and McLeodUSA. The historical basic and diluted weighted average shares were converted using the merger exchange ratio.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized or incurred and reflected in the accompanying consolidated condensed financial statements for the three months ended March 31, 2008. Certain cost savings have resulted or may result from the mergers, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the mergers had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Allocation of Cost of Allworx Acquisition

On October 31, 2007, the Company completed its acquisition of Allworx Corp. (“Allworx”). As of March 31, 2008, the fair values assigned to certain assets and liabilities acquired from Allworx remain preliminary in nature and are subject to adjustment as the Company obtains additional information, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred income tax assets and the resolution of pre-acquisition tax and other contingencies. The Company expects to finalize the valuations within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred income tax assets and goodwill.

3.    PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Communications networks	$692,168	$358,045
Computer hardware and purchased software	113,628	80,953
Equipment	60,581	33,669
Office equipment, furniture and fixtures	41,077	44,978
Construction-in-progress	18,844	3,486
Land and buildings	18,674	—

	944,972	521,131
Accumulated depreciation	(243,920)	(209,099)

Property and equipment, net	$701,052	$312,032

Construction-in-progress as of March 31, 2008 and December 31, 2007 consisted primarily of costs associated with the build-out of the Company’s network switch sites. Depreciation expense totaled $34.9 million and $12.2 million for the three months ended March 31, 2008 and 2007, respectively.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2008 to March 31, 2008 were as follows (in thousands):

Balance as of January 1, 2008	$361,445
Goodwill related to McLeodUSA merger	296,327
Goodwill related to other acquisitions	2,224

Balance as of March 31, 2008	$659,996

Goodwill related to the McLeodUSA merger is based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months of the merger closing date (Note 2).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$152,372	$27,118	$125,254	10 years
Technology-based	653	653	—	3 years
Capitalized software cost	3,414	512	2,902	5 years

Total	$156,439	$28,283	$128,156	10 years

	December 31, 2007			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$137,103	$21,845	$115,258	11 years
Technology-based	653	653	—	3 years
Capitalized software costs	3,414	341	3,073	5 years

Total	$141,170	$22,839	$118,331	11 years

Gross intangible assets as of March 31, 2008 included $12.6 million of customer relationship intangible assets acquired from McLeodUSA (Note 2). Intangible asset amortization expense for the three months ended March 31, 2008 and 2007 was $5.4 million and $0.9 million, respectively.

The Company estimates that future aggregate amortization expense related to intangible assets as of March 31, 2008 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2008 (remaining nine months)	$19,354
2009	23,108
2010	17,304
2011	15,662
2012	13,788
Thereafter	38,940

Total	$128,156

The Company anticipates that the future aggregate amortization expense as described above may change significantly once the Company completes its fair value assessment of acquired intangibles related to the McLeodUSA merger (Note 2).

5.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Senior credit facility-term loans	$594,000	$495,500
Unamortized discount on senior credit facility	(5,413)	—
9.5% Senior Notes due 2015	300,000	300,000
Capital lease obligations and other debt	1,646	57

Total debt	890,233	795,557
Less: current portion	(6,719)	(5,040)

Long-term debt	$883,514	$790,517

Incremental Term Loan Facility

Effective on January 28, 2008, the Company entered into an incremental term loan commitment agreement, dated as of January 28, 2008 (the “incremental facility agreement”), with Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation (collectively, the “incremental term loan lenders”), pursuant to the credit agreement, dated as of February 28, 2007, as amended (the “credit agreement”), among PAETEC Holding, as borrower, the lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, CIT Lending Services Corporation, as documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent. Under the incremental facility agreement, the incremental term loan lenders committed to extend to the Company term loans (the “incremental term loans”) pursuant to the credit agreement in a total principal amount of $100 million (the “incremental term loan facility”). The incremental term loan facility was funded on January 29, 2008.

The incremental term loan facility was extended to the Company pursuant to the provisions of the credit agreement that permit the Company to elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $225 million the total principal amount of borrowings available under the Company’s existing term loan facility (the “term loan facility”). Borrowings under the incremental term loan facility may be used for working capital, capital expenditures and other general corporate purposes of the Company. The Company applied a portion of the borrowings under the incremental term loan facility toward the redemption of the McLeodUSA Senior Secured Notes in connection with the McLeodUSA merger (Note 2).

PAETEC Holding is the borrower under the incremental term loan facility. All obligations of PAETEC Holding under the incremental term loan facility are guaranteed by all subsidiaries of PAETEC Holding. All assets of PAETEC Holding and its subsidiaries have been pledged to secure their obligations under the incremental term loan facility.

The February 28, 2013 maturity date of the incremental term loan facility is the same as the maturity date of the term loan facility. The Company is required to make scheduled principal payments under the incremental term loan facility, in equal quarterly installments beginning on March 31, 2008, in an annual amount of $1 million during the first five years after the facility closing date. The $95 million unpaid principal balance of the incremental term loans will be payable in full on the maturity date.

Borrowings under the incremental term loan facility bear interest, at the Company’s option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or the applicable London interbank offered rate (“LIBOR”) plus a margin of 2.50%. Interest on the incremental term loans is payable on the same quarterly basis as interest on the loans outstanding under the term loan facility.

The lenders under the incremental term loan facility are entitled to the benefit of the same affirmative and negative covenants in the credit agreement as the lenders under the term loan facility.

Financial Covenants

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be greater than 5.00:1.00. The Company was in compliance with this financial covenant as of March 31, 2008.

Registered Exchange Offer for 9.5% Senior Notes due 2015

On February 7, 2008, in accordance with registration rights granted to the purchasers of the Company’s 9.5% Senior Notes due 2015 sold in July 2007, the Company completed an exchange offer of all of such 9.5% Senior Notes due 2015 for notes with identical terms that were registered under the Securities Act of 1933.

Capital Lease Obligations

In connection with the McLeodUSA merger, the Company acquired capital leases for computer equipment and an installment purchase of software licensing. As of March 31, 2008, the Company had total capital lease debt of $1.6 million, of which $0.9 million is classified as long-term.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of March 31, 2008 and December 31, 2007 were as follows:

	Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
	(dollars in thousands)
March 31, 2008	$125,000	06/30/2009	Cash Flow Hedge	3.76%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	3.76%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	3.76%	5.00%

December 31, 2007	$125,000	06/30/2009	Cash Flow Hedge	4.90%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	4.90%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	4.90%	5.00%

Weighted-average variable rates are subject to change over time as LIBOR fluctuates. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s interest rate exposure.

Neither the Company nor the counterparty is required to collateralize its obligations under the swap agreements. The Company is exposed to loss if the counterparty defaults. Management does not anticipate any non-performance by counterparties to the Company’s swap agreements, because all counterparties have investment grade credit ratings. Risk management strategies, such as interest rate swaps, are reviewed by the audit committee of the Company’s board of directors. The Company’s policy is to limit the maximum amount of positions that can be taken in any given instrument.

Interest rate swap agreements are reflected at fair value in the accompanying consolidated condensed balance sheets. As of March 31, 2008 and December 31, 2007, the Company’s outstanding swaps represented a liability with a fair value of $9.3 million and $5.6 million, net of tax, respectively. Accumulated other comprehensive loss and other long-term liabilities have been adjusted based on the fair value. The adjustment to fair value has been recorded as a component of other comprehensive loss in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2008 and 2007.

6.    INCOME TAXES

The benefit from income taxes for the three months ended March 31, 2008 includes a benefit from federal and state taxes and is based on the estimated annual effective tax rate applicable to the Company and its subsidiaries for the year ending December 31, 2008. The difference between the statutory rate and the Company’s effective tax rate for the three months ended March 31, 2008 is primarily due to the impact of non-deductible stock based compensation.

The McLeodUSA merger (Note 2) is intended to qualify as a tax free reorganization for federal income tax purposes. Deductibility of amounts related to goodwill, if any, will be determined as the Company finalizes its purchase price allocation for costs of the merger. In addition, the Company acquired net operating losses (“NOLs”) pursuant to the acquisition of McLeodUSA. The Company is currently assessing its ability to utilize these NOLs when considering potential limitations under Section 382 of the Internal Revenue Code and the final determination of purchase accounting.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109, on January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of March 31, 2008 was $0.6 million, the majority of which, if recognized, would affect the effective tax rate.

The Company is currently under audit by certain state tax jurisdictions for the 2001 to 2004 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the financial statements as of March 31, 2008. The effect of any amount of such change to previously recorded uncertain tax positions is not expected to be material to the Company’s consolidated financial statements.

The Company recognizes interest accrued and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of March 31, 2008, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2003, except as stated above.

7.    SHARE-BASED TRANSACTIONS

Quarterly Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	12,279,445	$3.86
Assumed in connection with McLeodUSA merger on February 8, 2008	3,493,295	$7.42
Granted*	527,960	$7.71
Exercised*	(441,694)	$2.87
Canceled*	(11,280)	$4.29
Forfeited*	(95,814)	$5.64

Outstanding at March 31, 2008	15,751,912	$4.80	5.7	$39,286

Exercisable at March 31, 2008	11,105,610	$4.53	4.8	$28,268

*	Excludes activity under the McLeodUSA Incorporated 2006 Omnibus Equity Plan before the closing of the McLeodUSA merger on February 8, 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the PAETEC Holding common stock as reported on the NASDAQ Global Select Market on March 31, 2008 and the option exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock.

For stock options granted during the three months ended March 31, 2008, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $4.85, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; a risk free interest rate of 2.7 - 3.4%; and an expected volatility of 67.2 - 68.6%.

The following table summarizes stock option information as of March 31, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	3,683,453	$1.74	3,094,732	$1.81
$2.11 - $3.15	2,413,425	$2.39	1,578,105	$2.41
$3.16 - $7.35	6,752,230	$5.11	5,271,853	$5.49
$7.36 - $23.50	2,902,804	$9.95	1,160,920	$10.28

	15,751,912	$4.80	11,105,610	$4.53

As of March 31, 2008, there was approximately $11.4 million of total unrecognized compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted-average period of approximately 1.7 years.

Quarterly Stock Unit Activity

The following table summarizes stock unit activity for the three months ended March 31, 2008:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	7,800,496	$3.47
Granted	3,393,005	$8.12
Vested	(10,770)	$7.42
Forfeited	(19,778)	$9.12

Outstanding at March 31, 2008	11,162,953	$5.43

As of March 31, 2008, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $36.8 million. The Company expects to recognize the expense over a weighted-average period of approximately 2.8 years.

In connection with the vesting of stock units during the three months ended March 31, 2008, the Company withheld 4,929 shares of PAETEC Holding common stock to satisfy income tax withholding requirements.

Quarterly Warrant Activity

The following table summarizes warrant activity for the three months ended March 31, 2008:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	2,221,088	$2.37
Granted	—
Exercised	—
Canceled	—
Forfeited	(15,415)	$4.74

Outstanding at March 31, 2008	2,205,673	$2.36	2.2	$9,490

Exercisable at March 31, 2008	1,578,946	$1.98	1.5	$7,389

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the PAETEC Holding common stock as reported on the NASDAQ Global Select Market on March 31, 2008 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on March 31, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock. There were no warrants exercised during the three months ended March 31, 2008. Stock-based compensation expense related to the warrants originally issued by PAETEC and assumed by PAETEC Holding in connection with the US LEC merger, which represent the only compensatory warrants issued by the Company, totaled less than $0.1 million, net of tax, for the three months ended March 31, 2008.

The following table summarizes information relating to outstanding warrants as of March 31, 2008:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 - $2.78	1,753,414	$1.98	1,578,946	$1.98
$2.79 - $4.00	279,959	$3.28	—	—
$4.01 - $5.00	172,300	$4.67	—	—

	2,205,673		1,578,946

8.    LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three months ended March 31, 2008 and 2007, was as follows:

	Three months ended March 31,
	2008	2007
	(in thousands, except share and per share data)
Net loss	$(2,950)	$(5,849)

Weighted average common shares outstanding – basic and diluted	126,214,104	53,492,059

Loss per common share – basic and diluted	$(0.02)	$(0.11)

For the three months ended March 31, 2008 and 2007, 29,120,538 and 22,201,858 shares of common stock issuable upon the assumed conversion of stock options, warrants and restricted stock units, respectively, were not included in the calculation of diluted loss per common share as the effect of including these shares would have been anti-dilutive.

9.    COMMITMENTS & CONTINGENCIES

Purchase Commitments

As of March 31, 2008, the Company had entered into agreements with vendors to purchase approximately $385.5 million of equipment and services, of which the Company expects $108.9 million to be delivered and payable in the year ending December 31, 2008, $96.5 million in the year ending December 31, 2009, $93.4 million in the year ending December 31, 2010, $83.6 million in the year ending December 31, 2011, $2.9 million in the year ending December 31, 2012, and $0.2 million in the years thereafter.

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

Interconnection Agreements

The Company is dependent on the cooperation of the incumbent local exchange carriers in its service area to provide service for the origination and termination of the Company’s local and long distance traffic. Charges for these services historically have made up a significant percentage of the Company’s overall cost of providing the services. The Company incurs costs through the use of services agreed to in its interconnection agreements with these incumbent local exchange carriers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales.

Letters of Credit

The Company is party to letters of credit totaling $11.7 million as of March 31, 2008. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

Litigation

The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation is inherently unpredictable. The Company’s management, however, believes that there is no litigation asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, except as indicated below.

Proceeding Involving Sprint Communications. On January 24, 2008, Sprint Communications Company L.P. (“Sprint”) notified the Company that it had filed a patent infringement action in the U.S. District Court for the District of Kansas against PAETEC Holding and two of its subsidiaries, including one operating subsidiary, PaeTec Communications, Inc. (“PAETEC Communications”). Sprint alleges that PAETEC Communications infringed patents which Sprint characterizes as constituting part of Sprint’s Voice over Packet patent portfolio by selling products and services that utilize technology covered by the Sprint patents. Sprint’s notice indicated that the claimed infringement purportedly relates to its patents for the methods of use and system architecture of packet technology to carry telephone calls to or from the public switched telephone network. Sprint seeks unspecified amounts of compensatory and treble damages, attorneys’ fees, and injunctive relief against future sales by the defendant companies of any products and services that allegedly violate Sprint’s patents. Sprint has not formally served the Company with its complaint, pending ongoing discussions to explore a mutually agreeable resolution of Sprint’s claims. The Company continues to evaluate Sprint’s patent infringement claims and intends to pursue vigorously its defenses in any litigation against Sprint.

Proceeding Involving Qwest Communications. As a result of a settlement reached between Qwest Communications International Inc. (“Qwest”) and McLeodUSA prior to McLeodUSA’s emergence from Chapter 11 bankruptcy proceedings in 2006, McLeodUSA filed an action against Qwest in the U.S. District Court for the Northern District of Iowa seeking recovery of damages related to numerous billings between the parties. Qwest filed a counterclaim for amounts it believes McLeodUSA owes it. This lawsuit encompasses billing disputes involving access billing for 800 toll-free calls made by McLeodUSA’s customers and 800 toll-free calls made by third-party wireless carrier customers, access charges related to Voice over Internet Protocol traffic, billing disputes related to the parties, UNE-P agreements, backbilling for collocation space, reimbursement of third-party access charges and other issues. In addition, Qwest alleges that McLeodUSA improperly entered into revenue-sharing arrangements with wireless carriers in order to charge Qwest for access services provided to such carriers whose customers made 800 toll-free calls that were routed through Qwest’s network. McLeodUSA is also seeking a declaratory judgment that it is not responsible for reimbursing Qwest for terminating access charge payments that Qwest allegedly made to rural incumbent local exchange carriers for calls that were originated by McLeodUSA’s end-user customers. Qwest claims its damages exceed $14 million, and McLeodUSA’s claims against Qwest exceed $12 million. On July 24, 2006, McLeodUSA moved to dismiss Qwest’s negligent misrepresentation, conversion, trespass, fraud, fraudulent concealment and negligence counterclaims. On August 24, 2006, Qwest amended its counterclaims both by making additional factual allegations and by interposing a limited number of new legal theories. McLeodUSA filed a motion to dismiss Qwest’s amended counterclaims on September 11, 2006. On January 16, 2007, the court dismissed the negligence and negligent misrepresentation claims. The court declined to dismiss the remaining counterclaims. On February 21, 2007, McLeodUSA filed its response to Qwest’s amended counterclaims, including the tort claims that were not dismissed. McLeodUSA believes that its billing was and remains consistent with industry practice, regulations of the Federal Communications Commission, and its tariffs and interconnection agreements, and that it has meritorious defenses to Qwest’s counterclaims. The Company intends to pursue vigorously its claims against Qwest and vigorously contest the Qwest counterclaims.

        Proceeding Involving Iowa Department of Revenue. Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue with respect to the purchase of certain equipment from 1996 through 2005. These assessments total approximately $16.9 million, including estimated interest and penalties. The Company believes it has meritorious defenses against a significant portion of these assessments and intends to pursue vigorously its defenses during this appeal process. If the Company were to be unsuccessful in its defense of these issues, it would likely face additional assessments estimated at $2.1 million, including estimated interest and penalties, relating to the post-audit open years through February 8, 2008.

10.    FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements, as of January 1, 2008 as it applies to financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1 – defined as observable inputs such as quoted prices in active markets;

Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 – unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2008 (in thousands):

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	—	17,421	—
Short-term investments	—	2,676	—

Liabilities
Interest rate swaps	—	15,047	—

The fair value of cash and cash equivalents presented in the table above are primarily composed of the Company’s investments in money market instruments and commercial paper with original maturities of three months or less. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments.

11.    RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet assessed the impact of this statement on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB No. 110 provides guidance on the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected terms of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB No. 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (such as employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The adoption of SAB No. 110 did not have a material impact on the Company’s consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and discloses the business combination. The statement is effective beginning on January 1, 2009. The provisions of SFAS No. 141(R) will affect the Company only if it is a party to a business combination after it has adopted this statement. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is required to adopt SFAS No. 160 for fiscal years beginning on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the potential impact on its consolidated financial statements of adopting SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company did not elect to apply the provisions of SFAS No. 159 to its existing financial instruments as of March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position, (“FSP”) No. FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. FAS 157-2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year and in our subsequently filed SEC reports.

You should read the following management’s discussion and analysis in conjunction with out Annual Report on Form 10-K for our 2007 fiscal year and together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless we indicate otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and PAETEC Corp. and its subsidiaries for all periods before the completion of the merger with US LEC Corp. on February 28, 2007. For the period from February 28, 2007 through February 7, 2008, such references also include US LEC Corp. and its subsidiaries. For the period from and after February 8, 2008, such references include US LEC Corp., McLeodUSA Incorporated and their respective subsidiaries.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC Holding had approximately 3,900 employees as of March 31, 2008. As of March 31, 2008, PAETEC Holding had in service 157,765 digital T1 transmission lines, which represented the equivalent of 3,786,360 telephone lines, for over 45,000 business customers in a service area encompassing 79 of the country’s top 100 metropolitan statistical areas.

To supplement its internal growth, PAETEC has pursued an acquisition strategy that it believes will allow it to increase penetration of existing markets, expand into new markets, achieve operating efficiencies and enhance its ability to sell and deliver value-added services. In accordance with this strategy, PAETEC has focused its acquisition efforts on other competitive carriers, local and long distance providers, enhanced service providers, network integrators and equipment solutions providers.

Acquisition of McLeodUSA Incorporated. On February 8, 2008, PAETEC completed its business combination by merger with McLeodUSA Incorporated, or “McLeodUSA.” Under the merger agreement, McLeodUSA became a wholly-owned subsidiary of PAETEC upon completion of the merger. McLeodUSA provides integrated communications services to small and medium-sized enterprises and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers.

At the effective time of the McLeodUSA merger, each outstanding share of common stock of McLeodUSA was converted into the right to receive 1.30 shares of PAETEC Holding common stock. Based on the number of shares of McLeodUSA common stock outstanding at the effective time of the McLeodUSA merger, a total of approximately 39,975,000 shares of PAETEC Holding common stock were issuable to former McLeodUSA stockholders. PAETEC Holding paid cash in lieu of fractional shares of its common stock.

At the effective time of the McLeodUSA merger, each outstanding McLeodUSA stock option was assumed by PAETEC Holding and converted into an option to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option, multiplied by the merger exchange ratio, rounded down to the nearest whole share, at an exercise price equal to the exercise price of the original option, divided by the merger exchange ratio, rounded up to the nearest whole cent. The terms and conditions of the assumed stock option awards otherwise generally remained the same, without any accelerated vesting, unless accelerated vesting was otherwise provided in the applicable award agreement of the stock option holders. The McLeodUSA stock options assumed by PAETEC Holding in the McLeodUSA merger are exercisable for a total of approximately 3,500,000 shares of PAETEC Holding common stock.

The McLeodUSA merger is intended to qualify as a tax free reorganization for federal income tax purposes.

In accordance with Statement of Financial Accounting Standards, or “SFAS,” No. 141, Business Combinations, the purchase price of the McLeodUSA merger was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date, with the amounts exceeding the fair value being recorded as goodwill. To the extent fair values of the assets acquired as of the merger closing date were not yet available at the time of the preliminary allocation, amounts including property and equipment and certain intangibles were recorded at their historical carrying value. The process to identify and record the fair value of assets acquired and liabilities assumed will include an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments and contingencies.

As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from McLeodUSA were recorded at their respective fair values as of the merger closing date. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred net income tax assets and the resolution of pre-acquisition tax and other contingencies. The valuations will be finalized within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred net income tax assets and goodwill. As a result, depreciation and amortization expense may differ significantly from amounts historically reported or from those reported in the first quarter of 2008.

In January 2008, PAETEC obtained $100 million of additional term loans under an incremental facility extended pursuant to its existing credit facilities agreement and applied a portion of the borrowings under that facility toward the redemption of all of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA merger.

Revenue. PAETEC derives revenue from sales of its network services, carrier services and integrated solutions services. PAETEC derives most of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network services.

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features or enhanced services on those lines. Monthly recurring fees are paid by PAETEC’s end-user customers and are billed in advance. Usage-based fees consist of fees paid by PAETEC’s network services customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as “reciprocal compensation” when PAETEC terminates local calls made by their customers, and access fees paid by other carriers for long distance calls PAETEC originates or terminates for the other carriers. The monthly recurring fees and usage-based fees generated by sales of PAETEC’s network services and carrier services to any customer tend to be relatively consistent from month to month, subject to changes in the calling patterns of the customer’s business. These fees generally are based on the number of digital T1 transmission lines used by the customer.

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end users on a retail basis, which the company refers to as its “network services.” PAETEC’s network services revenue consists primarily of monthly recurring fees and usage-based fees. In addition to usage-based fees invoiced directly to the end-user customers, usage-based fees for PAETEC’s network services also include the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long-distance calls for those other providers to or from PAETEC’s network services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates local calls made by the customers of the other local carriers. PAETEC recognizes revenue during the period in which the revenue is earned. PAETEC’s network services also generate non-recurring service activation and installation fee revenues, which it receives upon initiation of service. PAETEC defers recognition of these revenues and amortizes them over the average contractual life, primarily three years.

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which the company refers to as its “carrier services.” PAETEC’s carrier services revenue consists primarily of monthly recurring fees and usage-based fees. Usage-based fees for PAETEC’s carrier services consist primarily of the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long distance calls for those other providers to or from PAETEC’s carrier services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates to its carrier services customers local calls made by customers of other local carriers.

Integrated Solutions. PAETEC derives revenue from sales to retail end-user customers of telecommunications equipment and software and related services, which the company refers to as its “integrated solutions.” A portion of PAETEC’s integrated solutions revenue consists of fees its customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes revenue for equipment sales and system design and installation services upon delivery and acceptance of the underlying equipment. PAETEC derives an additional component of its integrated solutions revenue through selling and supporting its proprietary telecommunications software. PAETEC recognizes revenue related to software sales upon delivery of the software. Support fees include fees for maintenance of PAETEC’s telecommunications software and fees for training the end user in the proper use of PAETEC’s telecommunications software. PAETEC recognizes maintenance fees on a pro rata basis over the length of the underlying maintenance contract. PAETEC recognizes training fees after it fulfills the training obligation.

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

Interest Expense. Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities and senior notes, amortization of debt issuance costs, debt discounts, interest due on PAETEC’s notes payable and capital leases, the change in fair value of interest rate swaps that were not accounted for using hedge accounting, and the ineffective portion of the gain or loss associated with PAETEC’s interest rate swap derivatives that are accounted for as hedges.

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

Results of Operations

The following table presents selected financial data for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31, 2008 (1)		Three Months Ended March 31, 2007 (2)
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue
Revenue:
Network services	$285,634	80%	$158,438	82%
Carrier services	58,043	16%	27,312	14%
Integrated solutions	15,119	4%	8,267	4%

Total	358,796	100%	194,017	100%

Cost of sales (3)	176,079	49%	91,361	47%
Selling, general and administrative expenses (4)	129,157	36%	75,033	39%
Integration and restructuring costs	2,106	1%	105	*
Depreciation and amortization	40,609	11%	13,153	7%

Income from operations	10,845	3%	14,365	7%
Loss on extinguishment of debt	—	—	9,834	5%
Other income, net	(558)	*	(1,220)	(1%)
Interest expense	18,262	5%	14,498	8%

Loss before income taxes	(6,859)	(2%)	(8,747)	(5%)
Benefit from income taxes	(3,909)	(1%)	(2,898)	(2%)

Net loss	$(2,950)	(1%)	$(5,849)	(3%)

Basic and diluted net loss per share	$(0.02)		$(0.11)

Basic and diluted weighted average shares outstanding	126,214,104		53,492,059
Adjusted EBITDA (5)	$59,460		$34,193

Net cash provided by (used in) operating activities	$2,568		$(25,053)
Net cash used in investing activities	$(137,366)		$(241,376)
Net cash provided by financing activities	$92,570		$272,981

*	Less than one percent

(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(3)	Exclusive of depreciation and amortization.
(4)	Exclusive of depreciation and amortization and inclusive of stock-based compensation.
(5)	Adjusted EBIITDA, as defined by PAETEC for the periods presented, represents net loss before interest expense, benefit from income taxes, depreciation and amortization, stock-based compensation, integration and restructuring costs, and loss on extinguishment of debt. Adjusted EBITDA is not a financial measurement prepared in accordance with United States generally accepted accounting principles, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for our 2007 fiscal year for our reasons for including adjusted EBITDA data and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31, 2008 (1)	Three Months Ended March 31, 2007 (2)
Net loss	$(2,950)	$(5,849)
Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	40,609	13,153
Interest expense, net of interest income	17,578	13,264
Benefit from income taxes	(3,909)	(2,898)

EBITDA	51,328	17,670

Stock-based compensation	6,026	6,584
Integration and restructuring costs	2,106	105
Loss on extinguishment of debt	—	9,834

Adjusted EBITDA	$59,460	$34,193

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

The following comparison of our operating results for the three months ended March 31, 2008, which we refer to as our “2008 quarter,” to our operating results for the three months ended March 31, 2007, which we refer to as our “2007 quarter,” is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007 and our acquisition of McLeodUSA Incorporated on February 8, 2008. US LEC’s operating results are included in our results beginning on March 1, 2007, and McLeodUSA’s operating results are included in our results beginning on February 9, 2008. Because of the significance of these two transactions, our operating results for the 2008 and 2007 quarters are not directly comparable.

Revenue. Total revenue increased $164.8 million, or 84.9%, to $358.8 million for the 2008 quarter from $194.0 million for the 2007 quarter, principally because of the inclusion of US LEC’s results for the full 2008 quarter and McLeodUSA’s results for a portion of the 2008 quarter. McLeodUSA’s operations accounted for $65.8 million of revenue for the 2008 quarter. Revenue from network services increased $127.2 million, or 80.3%, to $285.6 million for the 2008 quarter from $158.4 million for the 2007 quarter. Revenue from carrier services increased $30.7 million, or 112.5%, to $58.0 million for the 2008 quarter from $27.3 million for the 2007 quarter. Revenue from integrated solutions increased $6.9 million, or 82.9%, to $15.1 million for the 2008 quarter from $8.3 million for the 2007 quarter. Of our total revenue for the 2008 quarter, revenue from network services, carrier services and integrated solutions accounted for 79.6%, 16.2% and 4.2%, respectively, compared to 81.7%, 14.1% and 4.3%, respectively, for the 2007 quarter.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service from 106,144 lines as of March 31, 2007 to 157,765 lines as of March 31, 2008, of which US LEC accounted for 58,534 lines and McLeodUSA accounted for 31,835 lines. The increase in revenue generated by network services was also partly attributable to increased revenue from application services and network security products. The increase in revenue generated by our integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, is partly attributable to our acquisition of Allworx Corp. during the fourth quarter of 2007.

Access revenue represented 8.6% of total revenue for the 2008 quarter and 9.8% of total revenue for the 2007 quarter. Reciprocal compensation constituted 1.5% of total revenue for the 2008 quarter and 2.3% of total revenue for the 2007 quarter. Most of PAETEC’s access fees and reciprocal compensation for these periods were generated by our carrier services. Access revenue, as a percentage of carrier services revenue, decreased to 53.1% in the 2008 quarter from 69.6% in the 2007 quarter. Access revenue, as a percentage of network services revenue, was 10.8% in the 2008 quarter and 12.0% for the 2007 quarter. The decrease in access fees and reciprocal compensation was principally attributable to a shift in product mix toward services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC.

Cost of Sales. Cost of sales increased to $176.1 million for the 2008 quarter from $91.4 million for the 2007 quarter, in part because of the inclusion of US LEC’s results for the full 2008 quarter and the inclusion of McLeodUSA’s results for a portion of the 2008 quarter. In each quarter, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $111.8 million, or 63.5% of cost of sales, for the 2008 quarter from $65.1 million, or 71.3% of cost of sales, for the 2007 quarter. The decrease as a percentage of cost of sales was primarily attributable to inclusion of McLeodUSA’s results, which reflect a broader facilities-based network, in the 2008 quarter and to increases in the amount of network services sold. The decrease in leased transport charges as a percentage of cost of sales was primarily attributable to the change in product mix described above, as well as the mix of leased transport charges to usage costs with respect to the customers acquired in connection with the McLeodUSA merger.

Usage costs for local and long distance calls increased to $34.3 million, or 19.5% of cost of sales, for the 2008 quarter from $20.8 million, or 22.8% of cost of sales, for the 2007 quarter. The decrease as a percentage of cost of sales was primarily attributable to inclusion of McLeodUSA’s results, which reflect a broader facilities-based network, in the 2008 quarter and increases in the amount of network and carrier services sold. The increase was partially offset by a decrease in the average usage rates we are charged by network providers. The decrease in usage costs as a percentage of cost of sales was primarily attributable to fluctuations in the mix of products sold during those periods.

Cost of sales as a percentage of total revenue increased from 47.1% for the 2007 quarter to 49.1% for the 2008 quarter. This increase was primarily attributable to inclusion of the results of US LEC and Allworx for the full 2008 quarter and the inclusion of McLeodUSA’s results for a portion of the 2008 quarter. Each of these acquired companies has revenue streams with higher costs of sales as a percentage of revenue than those of PAETEC historically. We anticipate that the integration activities related to consolidation and integration of the PAETEC, US LEC and McLeodUSA networks will generate reductions in cost of services as a percentage of total revenue. We expect to achieve such savings in cost of sales primarily by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $129.2 million for the 2008 quarter from $75.0 million for the 2007 quarter. The total increase was primarily attributable to our acquisition of McLeodUSA in the 2008 quarter, which contributed to an increase in salaries, wages, commissions and benefits of $30.2 million (principally due to an increase in our total number of employees from approximately 2,235 at March 31, 2007 to approximately 3,945 at March 31, 2008, which resulted in a $21.5 million increase in salaries and wages), as well as to an increase of $3.3 million in sales commissions paid to PAETEC’s sales force related to the increase in total revenue. Selling, general and administrative expenses as a percentage of total revenue decreased to 36.0% for the 2008 quarter from 38.7% for the 2007 quarter, primarily because the rate at which we have increased our total revenue has exceeded the rate at which we incurred increased compensation costs from hiring new employees.

In 2008, we expect a decline in selling, general and administrative expenses as a percentage of total revenue, primarily because we expect our revenue to increase more rapidly than these costs. In addition, we expect to achieve savings in such expenses from our integration activities related to our merger with McLeodUSA, including a reduction in the rate of growth of our employee levels, elimination of duplicative facilities, consolidation of back office and information technology systems, and elimination of redundant professional services and other corporate overhead costs.

Depreciation and Amortization. Depreciation and amortization expense increased to $40.6 million for the 2008 quarter from $13.2 million for the 2007 quarter. The increase was primarily attributable to increased depreciation expense resulting from an increase of $490.3 million in gross property and equipment since March 31, 2007, primarily as a result of property and equipment acquired in the merger with McLeodUSA and as part of our network deployment and maintenance. The increase was also partly attributable to the write-up of intangible assets associated with the US LEC and McLeodUSA acquisitions. The increase in depreciation and amortization expense was offset in part as we ceased to record depreciation on some of our older equipment that had reached the end of its useful life. We expect that depreciation expense for 2008 will increase from depreciation expense for 2007 due to our addition of gross property and equipment from McLeodUSA and to a planned increase in capital expenditures in 2008.

Interest Expense. Interest expense increased to $18.3 million for the 2008 quarter from $14.5 million for the 2007 quarter, primarily as a result of a higher average outstanding debt balances during the 2008 quarter from our issuance of $300 million principal amount of senior notes in July 2007 and from the $100 million incremental term loan facility we obtained in January 2008. The average outstanding debt balances were $864.7 million for the 2008 quarter and $521.8 million for the 2007 quarter. As of March 31, 2008, borrowing rates under our senior credit facility agreement and our senior notes averaged 8.67%. As of March 31, 2007, the borrowing rate under our senior credit facility agreement was 12.1%.

Income Taxes. The benefit from income taxes for the 2008 and 2007 quarters includes a benefit from federal and state taxes and is based on the estimated annual effective tax rate applicable to PAETEC for 2008. The difference between the statutory rate and our effective tax rate for the 2008 quarter is primarily due to the impact of non-deductible stock-based compensation.

We acquired net operating losses, or “NOLs,” pursuant to our acquisition of McLeodUSA. We are currently assessing our ability to utilize these NOLs when considering potential limitations under Section 382 of the Internal Revenue Code and the final determination of purchase accounting for the McLeodUSA merger, as described above.

We adopted Financial Accounting Standards Board, or “FASB,” Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109, on January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of March 31, 2008 was $0.6 million, the majority of which, if recognized, would affect our effective tax rate.

We are currently under audit by certain state tax jurisdictions for the 2001 to 2004 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements as of March 31, 2008. The effect of any amount of such change to previously recorded uncertain tax positions is not expected to be material to our financial statements.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, borrowings under credit facilities and other loans, operating leases and normal trade credit terms. To fund its recent expansion through acquisitions, which began in February 2007 with the US LEC merger and most recently included the acquisition of McLeodUSA in February 2008, PAETEC has increased its borrowings under a variety of debt arrangements.

Sources and Uses of Cash. PAETEC’s net cash provided by operating activities was $2.6 million for the 2008 quarter and $25.1 million for the 2007 quarter. The $27.6 million increase in cash flows from operating activities for the 2008 quarter over the 2007 quarter was primarily attributable to an $21.0 million increase in net income adjusted for non-cash items and a $6.6 million increase in working capital.

PAETEC’s investing activities during the 2008 quarter related primarily to the McLeodUSA acquisition, while its investing activities during the 2007 quarter related primarily to the US LEC merger. PAETEC also made expenditures related to the purchase and installation of property and equipment during both the 2008 and 2007 quarters.

Net cash provided by financing activities in the 2008 quarter of $92.6 million was primarily related to the $100 million of borrowings under PAETEC’s new incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition. In the 2007 quarter, net cash provided by financing activities of $273.0 million reflected PAETEC’s borrowings of $800.0 million to finance the US LEC merger, offset in part by the early retirement of US LEC’s debt.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its operating leases.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of March 31, 2008, which reflect the effect of the McLeodUSA merger and the incremental term loan financing completed in the first quarter of 2008.

Contractual Obligations

(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$894,040	$4,527	$12,013	$12,000	$865,500
Capital lease obligations	1,607	692	915	—	—
Operating leases	141,366	29,759	44,126	24,893	42,588
Purchase obligations	385,514	108,905	189,942	86,549	118
Other long-term liabilities	85,397	—	23,828	4,560	57,009

Total	$1,507,924	$143,883	$270,824	$128,002	$965,215

The long-term debt obligations in the table above do not include scheduled interest payments on PAETEC’s variable-rate senior secured credit facilities, which are generally based on the applicable London interbank offered rate, or “LIBOR,” and fixed-rate senior notes. PAETEC projects interest payments to be $44.9 million for the remaining nine months in 2008, $59.5 million for 2009, $59.6 million for 2010, $58.8 million for 2011, $58.6 million for 2012 and $76.1 million for 2013 and thereafter. The projected interest payments assume no change in interest rates from those in effect at March 31, 2008.

Long-Term Debt. Effective on January 28, 2008, PAETEC entered into an incremental term loan commitment agreement, dated as of January 28, 2008, with Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation, who are referred to as the “incremental term loan lenders,” pursuant to the credit agreement, dated as of February 28, 2007, as amended, among PAETEC Holding, as borrower, the lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, CIT Lending Services Corporation, as documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent. Under the incremental term loan commitment agreement, the incremental term loan lenders committed to extend to PAETEC incremental term loans pursuant to the credit agreement in a total principal amount of $100 million. The incremental term loan facility was funded on January 29, 2008.

The incremental term loan facility was extended to PAETEC pursuant to the provisions of the credit agreement that permit PAETEC to elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to increase by up to $225 million the total principal amount of borrowings available under PAETEC’s existing term loan facility. Borrowings under the incremental term loan facility may be used for working capital, capital expenditures and other general corporate purposes. PAETEC applied a portion of the borrowings under the incremental term loan facility toward the redemption, in connection with the closing of the McLeodUSA merger, of McLeodUSA’s outstanding senior secured notes.

PAETEC Holding is the borrower under the incremental term loan facility. All obligations of PAETEC Holding under the incremental term loan facility are guaranteed by all subsidiaries of PAETEC Holding. All assets of PAETEC Holding and its subsidiaries have been pledged to secure their obligations under the incremental term loan facility.

The February 28, 2013 maturity date of the incremental term loan facility is the same as the maturity date of PAETEC’s term loan facility. PAETEC is required to make scheduled principal payments under the incremental term loan facility, in equal quarterly installments beginning on March 31, 2008, in an annual amount of $1 million during the first five years after the facility closing date. The $95 million unpaid principal balance of the incremental term loans will be payable in full on the maturity date.

Borrowings under the incremental term loan facility bear interest, at PAETEC’s option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or LIBOR plus a margin of 2.50%. Interest on the incremental term loans is payable on the same quarterly basis as interest on the loans outstanding under the term loan facility.

The lenders under the incremental term loan facility are entitled to the benefit of the same affirmative and negative covenants in the credit agreement as the lenders under the term loan facility.

See Note 5 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s debt.

Debt Covenants. Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt to consolidated Adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period will not be permitted to be greater than 5.00:1.00. PAETEC was in compliance with this financial covenant as of March 31, 2008.

Registered Exchange Offer for Senior Notes. On February 7, 2008, in accordance with registration rights granted to the purchasers of PAETEC’s 9.5% Senior Notes due 2015 sold in July 2007, PAETEC completed an exchange offer of all 9.5% Senior Notes due 2015 for notes with identical terms that were registered under the Securities Act of 1933.

Operating Lease Obligations. PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. PAETEC began occupying its new corporate headquarters in January 2001 under a 20-year lease agreement. PAETEC expects that its annual rental payments under the lease will increase by approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $7.9 million for the 2008 quarter.

Purchase Obligations. PAETEC’s purchase obligations represent non-cancelable contractual obligations for equipment and services.

Other Long-Term Liabilities. Included in PAETEC’s long term-liabilities as of March 31, 2008, for which it anticipates no payments to be required during the periods presented or thereafter, are deferred revenues, tax contingency reserve, asset retirement obligations, the fair value of the company’s interest rate swap agreements, and deferred rent credits.

Capital Requirements. We expect that, to maintain and enhance our network and services and to generate planned revenue growth, we will continue to require significant capital expenditures. We currently estimate that our capital expenditures, including assets we anticipate acquiring under capital leases, will total approximately $155.0 million for 2008. We made capital expenditures of $ 21.4 million in the first quarter of 2008, principally for expansion of our network. We expect to fund all of our 2008 capital expenditures from cash flows from operations. The actual amount and timing of our capital requirements may differ materially from our estimates as a result of regulatory, technological and competitive developments in our industry. As of March 31, 2008, we had entered into agreements with vendors to purchase approximately $385.5 million of equipment and services, of which we expect $108.9 million to be delivered and payable in 2008, $96.5 million in 2009, $93.4 million in 2010, $83.6 million in 2011, $2.9 million in 2012, and $0.2 million in the years thereafter.

We believe that our cash on hand and cash flow from operations will provide sufficient cash to enable us to fund our planned capital expenditures, make scheduled principal and interest payments, meet our other cash requirements and maintain compliance with the terms of our financing agreements for at least the next 12 months. The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services, on new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we successfully complete any acquisitions of businesses or assets, if we seek to accelerate the expansion of our business or if we modify our business plan, we may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to increase revenue or operate profitably.

Critical Accounting Policies

PAETEC’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the SEC. Preparing consolidated financial statements requires PAETEC to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of PAETEC’s accounting policies. PAETEC’s significant accounting policies are described in the note captioned “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in PAETEC’s Form 10-K for its 2007 fiscal year and a discussion of PAETEC’s critical accounting estimates is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet assessed the impact of this statement on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin, or “SAB,” No. 110. SAB No. 110 provides guidance on the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected terms of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB No. 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (such as employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The adoption of SAB No. 110 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and discloses the business combination. The statement is effective beginning on January 1, 2009. The provisions of SFAS No. 141(R) will affect us only if we are party to a business combination after we have adopted the statement. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin, or “ARB,” No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are required to adopt SFAS No. 160 for fiscal years beginning on January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the potential impact on our consolidated financial statements of adopting SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We did not elect to apply the provisions of SFAS No. 159 to our existing financial instruments as of March 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position, or “FSP,” No. FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, we adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. FAS 157-2.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of March 31, 2008, $594.0 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00% on $175.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $400.0 million of variable-rate debt subject to an interest rate swap contract as of March 31, 2008 would result in a fluctuation of approximately $4.0 million in PAETEC’s annual interest expense in the absence of the interest rate swap contracts.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of 2008, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. This evaluation excluded the internal control over financial reporting of McLeodUSA’s operations, which PAETEC acquired on February 8, 2008. As of March 31, 2008, total assets and total revenue of McLeodUSA’s operations not evaluated with respect to the effectiveness of internal control over financial reporting constituted 42% and 18% of PAETEC’s consolidated total assets and total revenue, respectively.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Legal Proceedings” in Part I and under the caption “Litigation” in note 14 to the consolidated financial statements included in that report. For updated information about some of these proceedings, see note 9 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 9 under the caption “Litigation,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)     On January 18, 2008, we completed our acquisition by merger of a privately-held Delaware corporation. As consideration for our purchase of this company, we issued 74,988 shares of our common stock to the company’s former stockholders. In connection with our non-public offering of these shares of common stock, which constitute “restricted securities” as defined in Rule 144 under the Securities Act of 1933, we relied on the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) thereof and Regulation D thereunder.

(c)     The following table provides information about our purchases of common stock during the quarter ended March 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
Jan. 1, 2008 – Jan. 31, 2008	1,402	$10.32	Not applicable	Not applicable
Feb. 1, 2008 – Feb. 29, 2008	533	8.78	Not applicable	Not applicable
Mar. 1, 2008 – Mar. 31, 2008	2,994	$6.73	Not applicable	Not applicable

Quarter ended March 31, 2008	4,929	$7.97	Not applicable	Not applicable

(1)	Represents shares of common stock withheld by, or delivered to, PAETEC pursuant to provisions in agreements with recipients of awards granted under our 2007 Omnibus Incentive Plan allowing PAETEC to withhold, or the recipient to deliver to PAETEC, the number of shares having the fair value equal to tax withholding due.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)     PAETEC held a special meeting of stockholders on January 30, 2008, which was adjourned until February 8, 2008, to vote to approve the issuance of PAETEC common stock to the stockholders of McLeodUSA in connection with PAETEC’s acquisition of that company.

(c)     All holders of record of PAETEC’s common stock at the close of business on December 18, 2007 were eligible to vote at the special meeting. Each holder of common stock was entitled to one vote at the special meeting for each share held by such stockholder as of the record date for the meeting. As of December 18, 2007, there were 103,053,180 shares of common stock outstanding and entitled to vote at the special meeting.

At the special meeting of stockholders on January 30, 2008, the proposal to adjourn the special meeting until February 8, 2008 was approved by PAETEC’s stockholders. The voting results with respect to this proposal were as follows:

Votes For	Votes Against	Abstentions
59,138,394	2,488,246	2,641,433

At the special meeting of stockholders on January 30, 2008 as adjourned until February 8, 2008, the proposal to approve the issuance of common stock of PAETEC to the stockholders of McLeodUSA in connection with the merger of PS Acquisition Corp. with and into McLeodUSA pursuant to the agreement and plan of merger, dated as of September 17, 2007, as amended, among PAETEC, McLeodUSA and PS Acquisition Corp. was approved by PAETEC’s stockholders. The voting results with respect to this proposal were as follows:

Votes For	Votes Against	Abstentions
62,001,138	328,877	2,795,655

Item 5.	Other Information

Amendment to 2007 Omnibus Incentive Plan

On March 26, 2008, our board of directors unanimously approved, subject to the approval of our stockholders at our annual meeting of stockholders on May 20, 2008, an amendment to the PAETEC Holding Corp. 2007 Omnibus Incentive Plan, or the “2007 plan,” containing an expanded list of performance measures for awards eligible for treatment as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code. The performance measures that would be added or modified if the 2007 plan amendment is approved by our stockholders are as follows: earnings before interest, taxes, depreciation and/or amortization as adjusted to exclude any one or more of non-cash compensation expense, income from discontinued operations, gain on cancellation of debt, restructuring and/or integration charges and costs, reorganization and/or recapitalization items, impairment charges, and gain or loss related to investments; free cash flow, defined as earnings before interest, taxes, depreciation and/or amortization (as adjusted to exclude any one or more of the exclusions set forth above) less capital expenditures; levered free cash flow, defined as free cash flow less interest expense; and customer satisfaction as measured using the Net Promoter Score (NPS) metric (based on surveys of customers of PAETEC and its subsidiaries). In addition, the 2007 plan amendment would add a provision stating that performance measures also may be used to measure performance on a per-share basis.

Amendment to Registration Rights Agreement

Effective as of May 13, 2008, PAETEC and some stockholders of PAETEC who formerly were stockholders of McLeodUSA entered into an amendment to the registration rights agreement, dated as of February 8, 2008, among those parties. Under the original registration rights agreement, PAETEC had a conditional obligation to file with the SEC on or before May 15, 2008, a shelf registration statement relating to the offer and sale from time to time of up to a total of approximately 23,700,000 shares of PAETEC common stock received in the McLeodUSA merger by investment funds managed by Wayzata Investment Partners LLC and investment funds and entities advised by Fidelity Management & Research Company and its affiliates. The amendment replaces PAETEC’s obligation to file the shelf registration statement on or before May 15, 2008, with a conditional obligation to file this registration statement within 30 days after PAETEC receives any written request from these stockholders to make this filing.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
4.1	Second Supplemental Indenture, dated as of February 8, 2008, among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantors named therein and The Bank of New York, as trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

10.1.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

*10.1.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.”

10.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.4	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.4.2 to the PAETEC Holding Annual Report on Form 10-K for the period ended December 31, 2007 (the “2007 Form 10-K”) and incorporated herein by reference.

10.5	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding Corp. and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.6	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.7	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis, Robert D. Moore, Jr. and Laurie L. Zaucha. Filed as Exhibit 10.8 to the 2007 Form 10-K and incorporated herein by reference.

10.8	Form of Restricted Stock Unit Agreement under PAETEC Holding Corp. 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.9	Form of PAETEC Holding Corp. 2008 Performance Bonus Plan. Filed as Exhibit 10.16 to the 2007 Form 10-K and incorporated herein by reference.

10.10.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

10.10.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain officers. Filed as Exhibit 10.18.2 to the 2007 Form 10-K and incorporated herein by reference.

10.10.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the 2007 Form 10-K and incorporated herein by reference.

10.11	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the 2007 Form 10-K and incorporated herein by reference.

Exhibit Number	Description
10.12	Form of Indemnity Agreement between McLeodUSA and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the 2007 Form 10-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated:	May 15, 2008	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
4.1	Second Supplemental Indenture, dated as of February 8, 2008, among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantors named therein and The Bank of New York, as trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

10.1.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

*10.1.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.”

10.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.4	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.4.2 to the PAETEC Holding Annual Report on Form 10-K for the period ended December 31, 2007 (the “2007 Form 10-K”) and incorporated herein by reference.

10.5	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding Corp. and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.6	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.7	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis, Robert D. Moore, Jr. and Laurie L. Zaucha. Filed as Exhibit 10.8 to the 2007 Form 10-K and incorporated herein by reference.

10.8	Form of Restricted Stock Unit Agreement under PAETEC Holding Corp. 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.9	Form of PAETEC Holding Corp. 2008 Performance Bonus Plan. Filed as Exhibit 10.16 to the 2007 Form 10-K and incorporated herein by reference.

10.10.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

10.10.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain officers. Filed as Exhibit 10.18.2 to the 2007 Form 10-K and incorporated herein by reference.

10.10.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the 2007 Form 10-K and incorporated herein by reference.

10.11	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the 2007 Form 10-K and incorporated herein by reference.

10.12	Form of Indemnity Agreement between McLeodUSA and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the 2007 Form 10-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description
*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.