Form 10-Q
period 2008-06-30
PAETEC Holding Corp.
filed 2008-08-14
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s common stock outstanding on August 8, 2008 was 146,070,224.

i

PART I

FINANCIAL INFORMATION

Item I.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(amounts in thousands, except share and per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$83,988	$112,601
Accounts receivable, net of allowance for doubtful accounts of $13,627 and $8,933, respectively	208,834	147,343
Deferred income taxes	15,388	11,844
Prepaid expenses and other current assets	22,965	9,978

Total current assets	331,175	281,766
Property and equipment, net	697,450	312,032
Goodwill	659,732	361,445
Intangible assets, net	122,867	118,331
Deferred income taxes	77,280	74,488
Other assets, net	17,073	18,294

Total assets	$1,905,577	$1,166,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,693	$65,561
Accrued expenses	40,857	23,618
Accrued payroll and related liabilities	17,848	14,262
Accrued taxes	28,429	21,864
Accrued commissions	18,908	14,019
Accrued capital expenditures	7,562	5,180
Accrued interest	13,290	13,655
Deferred revenue	60,322	40,095
Current portion of long-term debt and capital lease obligations	8,585	5,040

Total current liabilities	273,494	203,294
Long-term debt and capital lease obligations	875,830	790,517
Other long-term liabilities	72,209	18,824

Total liabilities	1,221,533	1,012,635

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at June 30, 2008 and December 31, 2007, 146,031,085 shares issued, and 145,917,040 shares outstanding at June 30, 2008; 103,191,956 shares issued, and 103,086,197 shares outstanding at December 31, 2007	1,460	1,031
Treasury stock, 114,045 and 105,759 shares at cost, at June 30, 2008 and December 31, 2007, respectively	(1,124)	(1,063)
Additional paid-in capital	764,334	216,550
Accumulated other comprehensive loss	(5,774)	(5,619)
Accumulated deficit	(74,852)	(57,178)

Total stockholders’ equity	684,044	153,721

Total liabilities and stockholders’ equity	$1,905,577	$1,166,356

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

Three and Six Months Ended June 30, 2008 and 2007

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Network services revenue	$317,551	$228,010	$603,185	$386,448
Carrier services revenue	71,580	37,479	129,623	64,791
Integrated solutions revenue	16,141	8,980	31,260	17,247

Total revenue	405,272	274,469	764,068	468,486
Cost of sales (exclusive of depreciation and amortization shown separately below)	202,012	128,802	378,091	220,163
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below and inclusive of stock-based compensation)	149,477	96,500	278,634	171,533
Integration and restructuring costs	1,319	1,730	3,425	1,835
Depreciation and amortization	51,577	20,932	92,186	34,085

Income from operations	887	26,505	11,732	40,870
Other expense (income), net	34	(873)	(524)	(2,093)
Interest expense	18,278	18,539	36,540	33,037
Loss on extinguishment of debt	—	—	—	9,834

(Loss) income before income taxes	(17,425)	8,839	(24,284)	92
(Benefit from) provision for income taxes	(2,701)	2,869	(6,610)	(29)

Net (loss) income	(14,724)	5,970	(17,674)	121
Other comprehensive (loss) income:
Change in fair value of hedge instruments, net of income taxes	3,593	1,661	(42)	1,415
Change in fair value of marketable securities, net of income taxes	(73)	—	(113)	—

Comprehensive (loss) income	$(11,204)	$7,631	$(17,829)	$1,536

Basic net (loss) income per common share	$(0.10)	$0.06	$(0.13)	$0.00

Diluted net (loss) income per common share	$(0.10)	$0.05	$(0.13)	$0.00

Basic weighted average common shares outstanding	145,058,278	96,982,520	135,634,162	75,949,522

Diluted weighted average common shares outstanding	145,058,278	112,645,366	135,634,162	93,673,254

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(17,674)	$121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	92,186	34,085
Amortization of debt issuance costs	1,034	1,005
Amortization of debt discount	459	—
Stock-based compensation expense	12,713	9,885
Loss on disposal of property and equipment	48	55
Deferred income taxes	(6,310)	(172)
Loss on extinguishment of debt	—	7,834
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(9,484)	(10,919)
Prepaid expenses and other current assets	(1,140)	(3,118)
Other assets	6,045	(467)
Accounts payable	(19,129)	(12,772)
Accrued expenses	(12,982)	(19,697)
Accrued payroll and related liabilities	(734)	1,369
Accrued taxes	(1,678)	1,227
Accrued commissions	2,610	1,293
Accrued interest	(365)	—
Deferred revenue	1,092	1,243

Net cash provided by operating activities	46,691	10,972

INVESTING ACTIVITIES:
Purchases of property and equipment	(56,081)	(33,847)
Acquisitions, net of cash received – McLeodUSA	(115,284)	—
Acquisitions, net of cash received – other acquisitions	(1,974)	(228,009)
Proceeds from sale of short-term investments	3,017	—
Proceeds from sale of property and equipment	1,718	—
Software development costs	(414)	(1,267)

Net cash used in investing activities	(169,018)	(263,123)

FINANCING ACTIVITIES:
Repayments of long-term debt	(13,543)	(525,687)
Payment for debt issuance costs	(1,395)	(12,942)
Proceeds from long-term borrowings	94,400	800,000
Payment for registering securities	(236)	(2,014)
Proceeds from exercise of stock options, warrants and purchase plans	14,488	30,365

Net cash provided by financing activities	93,714	289,722

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,613)	37,571
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,601	46,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,988	$84,456

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$35,477	$31,615

Cash paid for income taxes	$1,393	$199

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Fair value of assets acquired in business acquisition	$670,107	$433,911

Liabilities assumed in business acquisition	$148,859	$250,872

Equity consideration issued in business acquisition	$521,248	$183,039

Accrued business acquisition costs	$312	$2,680

Accrued property and equipment expenditures	$7,562	$6,797

Tenant incentive leasehold improvements	$994	$58

Equipment purchased under capital leases	$5,787	$—

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008

(amounts in thousands)

(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
BALANCE, January 1, 2007	$367	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)
Issuance of shares in connection with merger	519	(1)	171,654	—	—	172,172
Assumption of options and warrants in connection with US LEC merger	—	—	13,904	—	—	13,904
Exercise of stock options and warrants – 14,365,694 shares	145	—	36,211	—	—	36,356
Excess tax benefits from employee stock option exercises	—	—	324	—	—	324
Retirement of treasury stock	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	(1,062)	—	—	—	(1,062)
Adoption of FIN 48	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	20,574	—	—	20,574
Net income	—	—	—	—	10,528	10,528
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(3,526)	—	(3,526)

BALANCE, December 31, 2007	1,031	(1,063)	216,550	(5,619)	(57,178)	153,721
Issuance of shares in connection with McLeodUSA merger	400	—	493,371	—	—	493,771
Issuance of shares in connection with other acquisitions	1	—	648	—	—	649
Assumption of options and warrants in connection with McLeodUSA merger	—	—	26,828	—	—	26,828
Exercise of stock options and warrants- 2,727,672 shares	27	—	13,915	—	—	13,942
Costs of registering securities	—	—	(236)	—	—	(236)
Shares withheld to satisfy tax withholding requirements	—	(61)	—	—	—	(61)
Stock-based compensation expense	—	—	12,713	—	—	12,713
Shares issued under purchase plan	1	—	545	—	—	546
Net loss	—	—	—	—	(17,674)	(17,674)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(42)	—	(42)
Change in fair value of short-term investments, net of income taxes	—	—	—	(113)	—	(113)

Balance at June 30, 2008	$1,460	$(1,124)	$764,334	$(5,774)	$(74,852)	$684,044

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying historical condensed consolidated financial statements and notes reflect the financial results of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries for all periods before the completion of the US LEC merger on February 28, 2007. For the period from February 28, 2007 through February 7, 2008, the accompanying historical condensed consolidated financial statements and notes also include the financial results of US LEC and US LEC’s wholly-owned subsidiaries. For the period from and after February 8, 2008, the accompanying historical condensed consolidated financial statements and notes also include the financial results of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries.

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

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2008 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007. All significant intercompany transactions and balances have been eliminated.

2.	BUSINESS ACQUISITIONS

On February 8, 2008, the Company completed a business combination by merger with McLeodUSA pursuant to a merger agreement dated as of September 17, 2007, as amended, among PAETEC Holding, McLeodUSA and PS Acquisition Corp., PAETEC’s wholly-owned merger subsidiary. In accordance with the merger agreement, PS Acquisition Corp merged with and into McLeodUSA, with McLeodUSA surviving the merger as a direct wholly-owned subsidiary of PAETEC Holding. McLeodUSA provides, through its subsidiaries, integrated communications services to small and medium-sized enterprises and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers.

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

The McLeodUSA merger is being accounted for as an acquisition of McLeodUSA by the Company using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $636.1 million as follows:

(in thousands)
Equity consideration-McLeodUSA shares	$493,771
Equity consideration-McLeodUSA, 3,316,885 vested options, estimated	25,988
Equity consideration-McLeodUSA, 176,410 unvested options, estimated	840

Total equity consideration	520,599
Consideration for redemption of McLeodUSA Senior Secured Notes	128,780
PAETEC transaction costs, estimated	8,532

Total estimated consideration	657,911
Less: Cash acquired	(21,843)

Net estimated purchase price	$636,068

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was based on the average closing price of PAETEC Holding common stock immediately before and after the merger terms were agreed upon and announced. Further, consideration related to assumed stock options was calculated based on the fair value of the new PAETEC Holding stock options issued as of February 8, 2008, net of the portion of the fair value attributable to future vesting requirements. The estimated fair value of these stock option awards was calculated using the Hull-White II Lattice model based on assumptions determined as of September 17, 2007, in accordance with EITF Issue No. 99-12. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period.

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

Reasons for McLeodUSA Merger

The Company believes that the McLeodUSA merger will make the Company a more efficient competitor in providing a broad range of communications services and will result in various strategic and operational benefits to the Company, including the following:

•

Strategic Benefits. The McLeodUSA merger is expected to allow expansion of the Company’s services to a significant portion of the Midwestern and Western United States, give the Company a presence in 47 of the top 50 and 79 of the top 100 metropolitan statistical areas, and enhance the Company’s network assets by adding an extensive fiber optic network that includes approximately 17,000 fiber-route miles.

•

Operational Benefits. The Company believes that it will achieve operational benefits from the McLeodUSA merger through, among other benefits: savings in cost of sales by increasing the use of switches and network assets and eliminating duplicative network costs; savings in selling, general and administrative expenses by eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs; and savings in compensation and benefits costs by reducing the total number of employees of the combined companies.

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, net of cash acquired of $21.8 million, and liabilities assumed as of the closing of the McLeodUSA merger on February 8, 2008 and adjustments made to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	Initial Estimate	Adjustments	Revised Estimate
Assets acquired
Current assets	$68,777	$(2,333)	$66,444
Property and equipment	401,540	1,196	402,736
Intangible assets subject to amortization
Customer relationships	12,582	—	12,582
Other	2,687	—	2,687
Other assets	4,964	(518)	4,446
Goodwill	296,327	(382)	295,945

Total assets acquired	786,877	(2,037)	784,840
Liabilities assumed
Current liabilities	91,581	(2,183)	89,398
Long-term debt	1,063		1,063
Other non-current liabilities	58,586	(275)	58,311

Total liabilities assumed	151,230	(2,458)	148,772

Purchase price, net of cash acquired	$635,647	$421	$636,068

In connection with the McLeodUSA merger, the Company recorded $4.1 million of severance and severance-related costs and $2.4 million of contract termination costs in the preliminary allocation of the purchase price in accordance with the EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company expects to pay $4.1 million of severance and severance-related costs and $2.0 million of contract termination costs in the year ending December 31, 2008 and to pay the balance of the recorded costs over the remaining contract periods through December 2009.

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through June 30, 2008 (in thousands):

	Beginning Balance	Additions	Payments	Ending Balance
Severance costs and contract termination costs	$6,125	$364	$(4,412)	$2,077

In connection with the McLeodUSA merger, the Company has incurred integration and restructuring costs. The Company recognized approximately $0.7 million and $2.8 million of such costs for the three and six months ended June 30, 2008, primarily related to costs associated with employee separations. Substantially all of the recognized amounts are expected to be paid by December 2009.

Pro Forma Information

The following pro forma consolidated results of operations of the Company assume that the US LEC and McLeodUSA mergers were completed as of January 1, 2007 and 2008, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$405,272	$403,053	$818,379	$797,025
Net loss	$(14,724)	$(6,607)	$(34,836)	$(28,394)
Basic and diluted net loss per common share	$(0.10)	$(0.05)	$(0.24)	$(0.21)

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

The pro forma consolidated basic and diluted loss per share for the three and six months ended June 30, 2008 and 2007 are based on the consolidated basic and diluted weighted average common shares of PAETEC Holding, US LEC and McLeodUSA. The historical basic and diluted weighted average shares were converted using the merger exchange ratio.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized or incurred and reflected in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2008. Certain cost savings have resulted or may result from the mergers, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the mergers had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Allocation of Cost of Allworx Acquisition

On October 31, 2007, the Company completed its acquisition of Allworx Corp. (“Allworx”). As of June 30, 2008, the fair values assigned to certain assets and liabilities acquired from Allworx remain preliminary in nature and are subject to adjustment as the Company obtains additional information, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred income tax assets and the resolution of pre-acquisition tax and other contingencies. The Company expects to finalize the valuations within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred income tax assets and goodwill.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Communications networks	$718,194	$358,045
Computer hardware and purchased software	121,641	80,953
Equipment	36,940	33,669
Office equipment, furniture and fixtures	63,937	44,978
Construction-in-progress	21,860	3,486
Land and buildings	18,674	—

	981,246	521,131
Accumulated depreciation	(283,796)	(209,099)

Property and equipment, net	$697,450	$312,032

Construction-in-progress as of June 30, 2008 and December 31, 2007 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense for the six months ended June 30, 2008 and 2007 totaled $80.3 million and $31.9 million, respectively. Depreciation expense for the three months ended June 30, 2008 and 2007 totaled $45.4 million and $19.7 million, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2008 to June 30, 2008 were as follows (in thousands):

Balance as of January 1, 2008	$361,445
Goodwill related to McLeodUSA merger	295,945
Goodwill related to other acquisitions	2,342

Balance as of June 30, 2008	$659,732

Goodwill related to the McLeodUSA merger and other acquisitions are based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months of the merger closing dates (Note 2).

The Company performs its annual assessment of the carrying value of its goodwill as of July 1. While the Company has not finalized this annual assessment, the Company does not expect any potential impairment as of July 1, 2008.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill of a reporting unit should be tested between annual tests if there occurs a triggering event, as defined in SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. On August 1, 2008, the market price of the Company’s common stock decreased significantly from the market price on July 1, 2008. If the market price of the Company’s common stock remains significantly lower than the market price as of July 1, 2008, such lower stock price may be considered an indication of a triggering event that would require the Company to perform another assessment of the carrying value of its goodwill in the three months ending September 30, 2008.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$152,372	$32,646	$119,726	10 years
Technology-based	653	653	—	3 years
Capitalized software cost	3,824	683	3,141	5 years

Total	$156,849	$33,982	$122,867	10 years

	December 31, 2007			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$137,103	$21,845	$115,258	11 years
Technology-based	653	653	—	3 years
Capitalized software costs	3,414	341	3,073	5 years

Total	$141,170	$22,839	$118,331	11 years

Gross intangible assets as of June 30, 2008 included $15.3 million of customer relationship intangible assets acquired from McLeodUSA (Note 2). Intangible asset amortization expense for the six months ended June 30, 2008 and 2007 was $11.1 million and $2.2 million, respectively. Intangible asset amortization expense for the three months ended June 30, 2008 and 2007 was $5.7 million and $1.2 million, respectively.

The Company estimates that future aggregate amortization expense related to intangible assets as of June 30, 2008 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2008 (remaining six months)	$11,550
2009	22,241
2010	20,452
2011	15,744
2012	13,870
Thereafter	39,010

Total	$122,867

The Company anticipates that the future aggregate amortization expense as described above may change significantly once the Company completes its fair value assessment of acquired intangibles related to the McLeodUSA merger and other acquisitions (Note 2).

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Senior credit facility term loans	$582,700	$495,500
Unamortized discount on senior credit facility	(5,141)	—
9.5% Senior Notes due 2015	300,000	300,000
Capital lease obligations and other debt	6,856	57

Total debt	884,415	795,557
Less: current portion	(8,585)	(5,040)

Long-term debt	$875,830	$790,517

Excess Cash Flow Payment

During the three months ended June 30, 2008, the Company was required to pay an additional $9.8 million of principal on its credit facility term loans as a result of excess cash flows generated during the year ended December 31, 2007 as calculated under the terms of the Company’s credit agreement.

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

Financial Covenants

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period may not exceed 5.00:1.00. The Company was in compliance with this financial covenant as of June 30, 2008.

Registered Exchange Offer for 9.5% Senior Notes due 2015

On February 7, 2008, in accordance with registration rights granted to the purchasers of the Company’s 9.5% Senior Notes due 2015 sold in July 2007, the Company completed an exchange offer of all of such 9.5% Senior Notes due 2015 for notes with identical terms that were registered under the Securities Act of 1933.

Capital Lease Obligations

In connection with the McLeodUSA merger, the Company acquired capital leases for computer equipment and an installment purchase of software licensing during the three months ended March 31, 2008. In addition, the Company entered into $5.8 million of capital leases for computer hardware during the three months ended June 30, 2008. As of June 30, 2008, the Company had total capital lease debt of $6.8 million, of which $4.3 million is classified as long-term.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of June 30, 2008 and December 31, 2007 were as follows:

	Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
	(dollars in thousands)
June 30, 2008	$125,000	06/30/2009	Cash Flow Hedge	2.65%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	2.65%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	2.65%	5.00%

December 31, 2007	$125,000	06/30/2009	Cash Flow Hedge	4.90%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	4.90%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	4.90%	5.00%

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

Interest rate swap agreements are reflected at fair value in the accompanying condensed consolidated balance sheets. As of June 30, 2008 and December 31, 2007, the Company’s outstanding swaps represented a liability with a fair value of $5.7 million and $5.6 million, net of tax, respectively. Accumulated other comprehensive loss and accrued expenses liabilities have been adjusted based on the fair value. The adjustment to fair value has been recorded as a component of other comprehensive loss in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2008 and 2007.

6.	INCOME TAXES

The benefit from income taxes for the six months ended June 30, 2008 includes a benefit from federal and state taxes and is based on the estimated annual effective tax rate applicable to the Company and its subsidiaries for the year ending December 31, 2008. The difference between the statutory rate and the Company’s effective tax rate for the six months ended June 30, 2008 is primarily due to the impact of non-deductible stock based compensation.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109, on January 1, 2007. The amount of net unrecognized tax benefits from uncertain tax positions as of June 30, 2008 was $0.3 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of June 30, 2008, the Company had less than $0.1 million of interest accrued related to net unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2003.

7.	SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

On December 18, 2007, the PAETEC Holding Corp. Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s stockholders. Under the ESPP, a total of 4,100,000 shares of PAETEC Holding’s common stock are available for purchase by eligible employees.

The ESPP provides for specified purchase periods (initially quarterly, beginning April 1, 2008) during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of PAETEC Holding’s common stock. Substantially all employees may elect to participate in the ESPP by authorizing payroll deductions. Under the ESPP, no participant may purchase in any one calendar year shares of common stock having an aggregate fair market value in excess of the lesser of (1) $25,000 or (2) 50% of such participant’s salary or wages during such period, and the Company may impose additional limitations on participants. The purchase price per share under the ESPP set by the Company is 90% of the closing price of a share of outstanding common stock on the last trading day of the purchase period.

As of June 30, 2008, purchase rights for 95,532 shares had been granted under the ESPP and 4,004,468 shares of common stock remained available for issuance. For the purchase period ended June 30, 2008, the Company issued 95,532 shares at a purchase price of approximately $5.72 per share, which represented 90% of the closing price of the common stock on June 30, 2008 as reported on the NASDAQ Global Select Market. Compensation expense attributable to the ESPP for the three months ended June 30, 2008 totaled $0.1 million.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	12,279,445	$3.86
Assumed in connection with McLeodUSA merger on February 8, 2008	3,493,295	$7.42
Granted*	698,910	$5.82
Exercised*	(2,670,868)	$5.20
Canceled*	(151,300)	$9.99
Forfeited*	(158,131)	$5.63

Outstanding at June 30, 2008	13,491,351	$4.63	6.2	$33,558

Exercisable at June 30, 2008	9,136,926	$4.16	5.5	$24,536

*	Excludes activity under the McLeodUSA Incorporated 2006 Omnibus Equity Plan before the closing of the McLeodUSA merger on February 8, 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the PAETEC Holding common stock as reported on the NASDAQ Global Select Market on June 30, 2008 and the option exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock.

For stock options granted during the six months ended June 30, 2008, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $4.76, using the following assumptions: dividend yield of 0%; expected option life of 5.0-6.0 years; a risk free interest rate of 2.7 - 3.6%; and an expected volatility of 56.6 - 68.6%.

The following table summarizes stock option information as of June 30, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	3,328,776	$1.75	2,768,774	$1.82
$2.11 - $3.15	2,344,279	$2.39	1,729,187	$2.41
$3.16 - $7.35	4,934,154	$4.60	3,504,857	$4.96
$7.36 - $23.50	2,884,142	$9.82	1,134,108	$10.07

	13,491,351	$4.63	9,136,926	$4.16

As of June 30, 2008, there was approximately $9.5 million of total unrecognized compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted-average period of approximately 1.4 years.

Stock Unit Activity

The following table summarizes stock unit activity for the six months ended June 30, 2008:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	7,800,496	$3.47
Granted	3,405,355	$8.12
Vested	(19,858)	$9.86
Forfeited	(38,170)	$9.07

Outstanding at June 30, 2008	11,147,823	$5.43

As of June 30, 2008, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $31.5 million. The Company expects to recognize the expense over a weighted-average period of approximately 2.4 years.

In connection with the vesting of stock units during the six months ended June 30, 2008, the Company withheld 8,403 shares of PAETEC Holding common stock to satisfy income tax withholding requirements.

Warrant Activity

The following table summarizes warrant activity for the six months ended June 30, 2008:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	2,221,088	$2.37
Granted	—
Exercised	(56,804)	$2.89
Canceled	—
Forfeited	(15,415)	$4.74

Outstanding at June 30, 2008	2,148,869	$2.34	1.9	$8,609

Exercisable at June 30, 2008	2,134,265	$2.34	1.9	$8,564

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the PAETEC Holding common stock as reported on the NASDAQ Global Select Market on June 30, 2008 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on June 30, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock. Stock-based compensation expense related to the warrants originally issued by PAETEC and assumed by PAETEC Holding in connection with the US LEC merger, which represent the only compensatory warrants issued by the Company, totaled less than $0.1 million, net of tax, for the three and six months ended June 30, 2008.

The following table summarizes information relating to outstanding warrants as of June 30, 2008:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 - $2.78	1,741,242	$1.98	1,736,374	$1.98
$2.79 - $4.00	235,327	$3.30	225,591	$3.28
$4.01 - $5.00	172,300	$4.67	172,300	$4.67

	2,148,869	$2.34	2,134,265	$2.34

8.	(LOSS) INCOME PER COMMON SHARE

The computation of basic and diluted (loss) income per common share for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Net (loss) income	$(14,724)	$5,970	$(17,674)	$121

Weighted average common shares outstanding—basic	145,058,278	96,982,520	135,634,162	75,949,522

Weighted average common shares outstanding—diluted	145,058,278	112,645,366	135,634,162	93,673,254

Basic net (loss) income per common share	$(0.10)	$0.06	$(0.13)	$0.00

Diluted net (loss) income per common share	$(0.10)	$0.05	$(0.13)	$0.00

For the three and six months ended June 30, 2008, 26,788,043 shares of common stock issuable upon the assumed conversion of stock options, warrants and restricted stock units were not included in the calculation of diluted loss per common share as the effect of including these shares would have been anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2008, the Company had entered into agreements with vendors to purchase approximately $28.3 million of equipment and services, of which the Company expects $25.3 million to be delivered and payable in the year ending December 31, 2008, $1.8 million in the year ending December 31, 2009, $1.0 million in the year ending December 31, 2010, and the remaining $0.2 million in the year ending December 31, 2011.

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

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of June 30, 2008, the Company’s minimum commitments under these agreements totaled $303.3 million, of which $48.2 million expire in the year ending December 31, 2008, $93.0 million expire in the year ending December 31, 2009, $84.6 million expire in the year ending December 31, 2010, and the remaining $77.5 million expire in the year ending December 31, 2011. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Interconnection and Network Access Agreements

The Company is dependent on the use of incumbent local exchange carriers’ local and transport networks and access services to provide telecommunications services to its customers. Charges for leasing local and transport network components and purchasing special access services historically have made up a significant percentage of the Company’s overall cost of providing the services. These network components and services are purchased in each PAETEC market through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales.

Letters of Credit

The Company is party to letters of credit totaling $11.9 million as of June 30, 2008. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

Proceeding Involving Sprint Communications. On January 24, 2008, Sprint Communications Company L.P. (“Sprint”) notified the Company that it had filed a patent infringement action in the U.S. District Court for the District of Kansas against PAETEC Holding and two of its subsidiaries, including one operating subsidiary, PaeTec Communications, Inc. (“PAETEC Communications”). Sprint alleges that PAETEC Communications infringed patents which Sprint characterizes as constituting part of Sprint’s Voice over Packet patent portfolio by selling products and services that utilize technology covered by the Sprint patents. Sprint’s notice indicated that the claimed infringement purportedly relates to its patents for the methods of use and system architecture of packet technology to carry telephone calls to or from the public switched telephone network. Sprint seeks unspecified amounts of compensatory and treble damages, attorneys’ fees, and injunctive relief against future sales by the defendant companies of any products and services that allegedly violate Sprint’s patents. Sprint formally served the Company with its complaint on May 20, 2008, and the Company filed its answer to the complaint on July 21, 2008. The parties have continued to engage in discussions to explore a mutually agreeable resolution of Sprint’s claims. The Company continues to evaluate Sprint’s patent infringement claims and intends to pursue vigorously its defenses in this litigation.

Proceeding Involving Qwest Communications. As a result of a settlement reached between Qwest Communications International Inc. (“Qwest”) and McLeodUSA prior to McLeodUSA’s emergence from Chapter 11 bankruptcy proceedings in 2006, McLeodUSA filed an action against Qwest in the U.S. District Court for the Northern District of Iowa seeking recovery of damages related to numerous billings between the parties. Qwest filed a counterclaim for amounts it believes McLeodUSA owes it. This lawsuit encompasses billing disputes involving access billing for 800 toll-free calls made by McLeodUSA’s customers and 800 toll-free calls made by third-party wireless carrier customers, access charges related to Voice over Internet Protocol traffic, billing disputes related to the parties, UNE-P agreements, backbilling for collocation space, reimbursement of third-party access charges and other issues. In addition, Qwest alleges that McLeodUSA improperly entered into revenue-sharing arrangements with wireless carriers in order to charge Qwest for access services provided to such carriers whose customers made 800 toll-free calls that were routed through Qwest’s network. McLeodUSA is also seeking a declaratory judgment that it is not responsible for reimbursing Qwest for terminating access charge payments that Qwest allegedly made to rural incumbent local exchange carriers for calls that were originated by McLeodUSA’s end-user customers. Qwest claims its damages exceed $14 million, and McLeodUSA’s claims against Qwest exceed $12 million. On July 24, 2006, McLeodUSA moved to dismiss Qwest’s negligent misrepresentation, conversion, trespass, fraud, fraudulent concealment and negligence counterclaims. On August 24, 2006, Qwest amended its counterclaims both by making additional factual allegations and by interposing a limited number of new legal theories. McLeodUSA filed a motion to dismiss Qwest’s amended counterclaims on September 11, 2006. On January 16, 2007, the court dismissed the negligence and negligent misrepresentation claims. The court declined to dismiss the remaining counterclaims. On February 21, 2007, McLeodUSA filed its response to Qwest’s amended counterclaims, including the tort claims that were not dismissed. McLeodUSA believes that its billing was and remains consistent with industry practice, regulations of the Federal Communications Commission, and its tariffs and interconnection agreements, and that it has meritorious defenses to Qwest’s counterclaims. To the extent that the Company and Qwest are unable to reach a settlement of this action, the Company intends to pursue vigorously its claims against Qwest and vigorously contest the Qwest counterclaims.

Proceeding Involving Iowa Department of Revenue. Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue with respect to the purchase of certain equipment from 1996 through 2005. These assessments total approximately $16.5 million, including estimated interest and penalties. The Company believes it has meritorious defenses against a significant portion of these assessments and intends to pursue vigorously its defenses during the appeal process. If the Company were to be unsuccessful in its defense of these issues, it would likely face additional assessments estimated at $2.1 million, including estimated interest and penalties, relating to the post-audit open years through February 8, 2008.

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

The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2008 (in thousands):

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	—	$39,029	—
Short-term investments	—	$282	—

Liabilities
Interest rate swaps	—	$9,204	—

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162, but does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve consistency among the principles pertaining to the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of this FSP is prohibited. The Company is currently evaluating the impact of this FSP, but does not expect that the adoption of the pronouncement will have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. FAS 157-2.

12.	Subsequent Events

Stock Repurchase Program

On August 13, 2008, the Company announced that its Board of Directors has authorized the repurchase of up to $30 million of PAETEC Holding’s outstanding common stock over the next twelve months. PAETEC Holding may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC Holding to repurchase any specific number of shares and may be modified or discontinued at any time. The Board of Directors has fixed the size of the program at the maximum amount currently permitted under the Company’s debt agreements for the period indicated assuming future compliance with applicable covenants.

Employee Terminations

On August 11, 2008, the Company took action to terminate the employment of approximately 80 full-time employees. The action was primarily taken as part of a broader effort to improve operating efficiencies. The affected employees were terminated effective immediately. The Company expects to pay termination benefits, including severance payments and payments for accrued vacation, totaling approximately $1.9 million during a salary continuation period commencing on the employment severance date and ending by August 2009. This action represents part of the publicly announced elimination of 151 full-time equivalent positions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Operating Results” in this report, which also will include elimination of approximately 41 full-time equivalent positions associated with recent voluntary separations and five officer-level positions. The Company expects to pay additional termination benefits related to these additional eliminations, totaling approximately $2.8 million through August 2012.

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

You should read the following management’s discussion and analysis in conjunction with our Annual Report on Form 10-K for our 2007 fiscal year and together with the condensed consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless we indicate otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and PAETEC Corp. and its subsidiaries for all periods before the completion of the merger with US LEC Corp. on February 28, 2007. For the period from February 28, 2007 through February 7, 2008, such references also include US LEC Corp. and its subsidiaries. For the period from and after February 8, 2008, such references refer to PAETEC Holding Corp. and its subsidiaries, including US LEC Corp., McLeodUSA Incorporated and their respective subsidiaries.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC Holding had approximately 3,975 employees as of June 30, 2008. As of June 30, 2008, PAETEC Holding had in service 162,940 digital T1 transmission lines, which represented the equivalent of 3,910,560 telephone lines, for over 47,000 business customers in a service area encompassing 79 of the country’s top 100 metropolitan statistical areas.

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

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features or enhanced services on those lines. Monthly recurring fees are paid by PAETEC’s end-user customers and are billed in advance. Usage-based fees consist of fees paid by PAETEC’s network services and carrier services customers for some calls made, fees paid by the incumbent carriers in PAETEC’s markets as “reciprocal compensation” when PAETEC terminates local calls made by their customers, and access fees paid by other carriers for long distance calls PAETEC originates or terminates for the other carriers. The monthly recurring fees and usage-based fees generated by sales of PAETEC’s network services and carrier services to any customer tend to be relatively consistent from month to month, subject to changes in the calling patterns of the customer’s business. These fees generally are based on the number of digital T1 transmission lines used by the customer and the types of services purchased.

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

Integrated Solutions. PAETEC derives revenue from sales to retail end-user customers of telecommunications equipment and software and related services, which the company refers to as its “integrated solutions.” A portion of PAETEC’s integrated solutions revenue consists of fees its customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes revenue for equipment sales and system design and installation services upon delivery and acceptance of the underlying equipment. It derives an additional component of its integrated solutions revenue through selling and supporting its proprietary telecommunications software. PAETEC recognizes revenue related to software sales upon delivery of the software. Support fees include fees for maintenance of PAETEC’s telecommunications software and fees for training the end user in the proper use of PAETEC’s telecommunications software. PAETEC recognizes maintenance fees on a pro rata basis over the length of the underlying maintenance contract. PAETEC recognizes training fees after it fulfills the training obligation.

Cost of Sales. PAETEC provides its network services and carrier services by using electronic network components that it owns and telephone and data transmission lines that it leases from other telecommunications carriers. PAETEC’s cost of sales for these services consists primarily of leased transport charges and usage costs for local and long distance calls. PAETEC’s leased transport charges are the payments it makes to lease the telephone and data transmission lines which the company uses to connect its customers to its network and to connect its network to the networks of other carriers. Usage costs for local and long distance are the costs that PAETEC incurs for calls made by its customers. Cost of sales for PAETEC’s integrated solutions includes the costs it incurs in designing systems and purchasing and installing equipment.

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

Depreciation and Amortization. Depreciation and amortization include depreciation of PAETEC’s telecommunications network and equipment, computer hardware and purchased software, office equipment, furniture and fixtures, and leasehold improvements, and amortization of intangible assets.

Interest Expense. Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities and senior notes, amortization of debt issuance costs, debt discounts, interest due on PAETEC’s capital lease obligations and other debt, the change in fair value of interest rate swaps that were not accounted for using hedge accounting, and the ineffective portion of the gain or loss associated with PAETEC’s interest rate swap derivatives that are accounted for as hedges.

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

Goodwill. PAETEC performs its annual assessment of the carrying value of its goodwill as of July 1. While PAETEC has not finalized this annual assessment, PAETEC does not expect any potential impairment as of July 1, 2008.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill of a reporting unit should be tested between annual tests if a triggering event occurs, as defined in SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. On August 1, 2008, the market price of PAETEC’s common stock decreased significantly from the market price on July 1, 2008. If the market price of PAETEC’s common stock remains significantly lower than the market price as of July 1, 2008, such lower stock price may be considered an indication of a triggering event that would require PAETEC to perform another assessment of the carrying value of its goodwill in the third quarter of 2008.

Results of Operations

The following table presents selected operating data for the three and six months ended June 30, 2008 and June 30, 2007 (dollars in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008 (1)		Six Months Ended June 30, 2007 (2)
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:
Network services	$317,551	78%	$228,010	83%	$603,185	79%	$386,448	82%
Carrier services	71,580	18%	37,479	14%	129,623	17%	64,791	14%
Integrated solutions	16,141	4%	8,980	3%	31,260	4%	17,247	4%

Total Revenue	405,272	100%	274,469	100%	764,068	100%	468,486	100%

Cost of sales (3)	202,012	50%	128,802	47%	378,091	50%	220,163	47%
Selling, general and administrative expenses (4)	149,477	37%	96,500	35%	278,634	37%	171,533	37%
Integration and restructuring costs	1,319	*	1,730	1%	3,425	*	1,835	*
Depreciation and amortization	51,577	13%	20,932	8%	92,186	12%	34,085	7%

Income from operations	887	*	26,505	10%	11,732	2%	40,870	9%
Other expense (income), net	34	*	(873)	*	(524)	*	(2,093)	*
Interest expense	18,278	5%	18,539	7%	36,540	5%	33,037	7%
Loss on extinguishment of debt	—	*	—	*	—	*	9,834	2%

(Loss) income before income taxes	(17,425)	(4)%	8,839	3%	(24,284)	(3)%	92	*
(Benefit from) provision for income taxes	(2,701)	(1)%	2,869	1%	(6,610)	(1)%	(29)	*

Net (loss) income	$(14,724)	(4)%	$5,970	2%	$(17,674)	(2)%	$121	*

Adjusted EBITDA (5)	$60,184		$52,450		$119,644		$86,643

*	Less than one percent.
(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(3)	Exclusive of depreciation and amortization.
(4)	Exclusive of depreciation and amortization and inclusive of stock-based compensation.

(5)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before interest expense, benefit from income taxes, depreciation and amortization, stock-based compensation, integration and restructuring costs, and loss on extinguishment of debt. Adjusted EBITDA is not a financial measurement prepared in accordance with United States generally accepted accounting principles, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for our 2007 fiscal year for our reasons for including adjusted EBITDA data and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 (1)	Six Months Ended June 30, 2007 (2)
Net (loss) income	$(14,724)	$5,970	$(17,674)	$121

Add back non-EBITDA items included in net (loss) income:
Depreciation and amortization	51,577	20,932	92,186	34,085
Interest expense, net of interest income	18,026	17,648	35,604	30,912
(Benefit from) provision for income taxes	(2,701)	2,869	(6,610)	(29)

EBITDA	$52,178	$47,419	$103,506	$65,089

Stock-based compensation	6,687	3,301	12,713	9,885
Integration and restructuring costs	1,319	1,730	3,425	1,835
Loss on extinguishment of debt	—	—	—	9,834

Adjusted EBITDA	$60,184	$52,450	$119,644	$86,643

Recent Operating Results. PAETEC’s network services, carrier services and integrated solutions services each experienced revenue growth in the second quarter of 2008, largely as a result of the addition of McLeodUSA’s results for the full quarter. PAETEC’s operating results, however, were affected by a number of factors that limited the growth in revenue and that contributed to cost increases which outpaced revenue growth in the 2008 quarter.

Revenue generated by long-distance services and carrier access revenue in the second quarter of 2008 was constrained by less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. We believe the foregoing effects on PAETEC’s network services revenue reflected weaker economic conditions in the company’s markets and the effects of continued migration of customers to IP-based and other offerings which tend to generate less minutes of use. Growth in PAETEC’s revenue from data services, particularly from its virtual private network services, continued in the second quarter of 2008, offsetting in part the negative revenue impact of the usage-based pressure. Carrier services revenue increased as a percentage of total revenue in the 2008 quarter largely due to the addition of operations of McLeodUSA, which derived a higher percentage of revenue from carrier customers than PAETEC before it acquired McLeodUSA. Growth in PAETEC’s carrier services revenue, however, was somewhat constrained by a loss of customers due in part to ongoing consolidation of wireless services companies, which has resulted in the transfer by larger carriers of wireless origination traffic and wireless transport onto their own networks.

PAETEC experienced higher cost of sales as a percentage of revenue in the second quarter of 2008 compared to the second quarter of 2007 due in part to some lower margin offerings of acquired businesses. Cost of sales also reflected the effects of network investments in the second quarter of 2008, which anticipated a higher level of revenue than PAETEC achieved, and higher selling, general and administrative expenses resulting from acquired businesses. PAETEC recorded a significant increase in depreciation and amortization expense in the 2008 quarter resulting from the growth in its depreciable asset base, as well as the recognition of increased intangibles due to the McLeodUSA acquisition.

PAETEC expects that its performance in the second half of 2008 will continue to be affected by continued weakness in general economic conditions and other operating trends that contributed to its results in the second quarter of 2008. In light of these expectations, PAETEC is currently seeking to achieve costs savings and enhance operational efficiencies by: selectively reducing the rate of growth of its employee headcount; having commenced the elimination of 151 full-time equivalent positions, which PAETEC anticipates will generate cost savings of approximately $3.3 million for 2008, excluding amounts related to termination benefits, and approximately $9.8 million in annualized cost savings thereafter; pursuing a strategy to disconnect unused facilities, which PAETEC anticipates will result in savings of approximately $6 million per year; and by decelerating capital expenditures to better align these costs to the slower revenue growth PAETEC is currently experiencing, while continuing to invest for long-term expansion.

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

The following comparison of our operating results for the three months ended June 30, 2008, which we refer to as our “2008 quarter,” to our operating results for the three months ended June 30, 2007, which we refer to as our “2007 quarter,” is materially affected by our acquisition of McLeodUSA Incorporated on February 8, 2008. McLeodUSA’s operating results are included in our results beginning on February 9, 2008. Because of the significance of this transaction, our operating results for the 2008 and 2007 quarters are not directly comparable.

Revenue. Total revenue increased $130.8 million, or 47.7%, to $405.3 million for the 2008 quarter from $274.5 million for the 2007 quarter, principally because of the inclusion of McLeodUSA’s results for the full 2008 quarter. Revenue from network services increased $89.5 million, or 39.3%, to $317.6 million for the 2008 quarter from $228.0 million for the 2007 quarter. Revenue from carrier services increased $34.1 million, or 91.0%, to $71.6 million for the 2008 quarter from $37.5 million for the 2007 quarter. Revenue from integrated solutions services increased $7.2 million, or 79.7%, to $16.1 million for the 2008 quarter from $9.0 million for the 2007 quarter. Of our total revenue for the 2008 quarter, revenue from network services, carrier services and integrated solutions services accounted for 78.3%, 17.7% and 3.9%, respectively, compared to 83.1%, 13.7% and 3.2%, respectively, for the 2007 quarter.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service from 110,473 lines as of June 30, 2007 to 162,940 lines as of June 30, 2008, of which McLeodUSA accounted for 32,230 lines. The increase in revenue generated by network services was also partly attributable to increased revenue from application services and network security products. Growth of the network services business was constrained by fewer than expected billable minutes of use, increased pricing pressure, and an increase in customer attrition rates. PAETEC anticipates that these factors will adversely affect its rate of revenue growth for the remainder of 2008.

The increase in revenue generated by our integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, is partly attributable to our acquisition of Allworx Corp. during the fourth quarter of 2007. Allworx Corp. contributed $3.5 million to integrated solutions revenue during the 2008 quarter.

Access revenue represented 8.7% of total revenue for the 2008 quarter and 9.8% of total revenue for the 2007 quarter. Reciprocal compensation constituted 1.3% of total revenue for the 2008 quarter and 1.9% of total revenue for the 2007 quarter. Most of PAETEC’s access fees and reciprocal compensation for these periods were generated by our carrier services. Access revenue, as a percentage of carrier services revenue, decreased to 24.9% in the 2008 quarter from 43.2% in the 2007 quarter. Access revenue, as a percentage of network services revenue, was 5.5% in the 2008 quarter and 4.7% for the 2007 quarter. The decrease in access fees and reciprocal compensation was principally attributable to a shift in product mix toward some IP-based and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers primarily due to consolidation in the wireless communications industry.

Cost of Sales. Cost of sales increased to $202.0 million for the 2008 quarter from $128.8 million for the 2007 quarter, in part because of the inclusion of McLeodUSA’s results for the full 2008 quarter. In each quarter, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $119.3 million, or 59.1% of cost of sales, for the 2008 quarter from $96.7 million, or 75.1% of cost of sales, for the 2007 quarter. The decrease as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results, which reflect a broader facilities-based owned network, in the 2008 quarter.

Usage costs for local and long distance calls increased to $40.0 million, or 19.8% of cost of sales, for the 2008 quarter from $26.7 million, or 20.7% of cost of sales, for the 2007 quarter. The increase was partially offset by a decrease in the average usage rates we are charged by network providers.

Cost of sales as a percentage of total revenue increased from 46.9% for the 2007 quarter to 49.8% for the 2008 quarter. This increase was primarily attributable to inclusion for the full 2008 quarter of the results of McLeodUSA and Allworx Corp., each of which has revenue streams with higher costs of sales as a percentage of revenue than those of PAETEC historically, and to an increase in network investments which anticipated a higher level of revenue generation than PAETEC achieved in the 2008 quarter. We anticipate that the integration activities related to consolidation and integration of the PAETEC and McLeodUSA networks will generate reductions in cost of services as a percentage of total revenue that we expect will partially offset these increased costs. We expect to achieve such savings in cost of sales primarily by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $149.5 million for the 2008 quarter from $96.5 million for the 2007 quarter. The total increase was primarily attributable to our acquisitions following the 2007 quarter, which contributed to an increase in salaries, wages, commissions and benefits of $21.6 million (principally due to an increase in our total number of employees from approximately 2,258 at June 30, 2007 to approximately 3,975 at June 30, 2008, which resulted in a $26.0 million increase in salaries and wages, offset in part by $4.2 million in capitalized labor and the elimination of $3.0 million in bonus accruals), as well as to an increase of $0.8 million in sales commissions paid to PAETEC’s sales force related to the increase in total revenue. Selling, general and administrative expenses as a percentage of total revenue increased to 36.9% for the 2008 quarter from 35.2% for the 2007 quarter.

In the second half of 2008, we expect a decline in selling, general and administrative expenses as a percentage of total revenue, in part because of initiatives which PAETEC is undertaking to contain these costs, which are described under “Recent Operating Results” above. PAETEC also expects to continue to achieve cost savings from its acquisition of McLeodUSA and related integration activities, including a reduction in the rate of growth of our employee levels, elimination of duplicative facilities, consolidation of back office and information technology systems, and elimination of redundant professional services and other corporate overhead costs.

Depreciation and Amortization. Depreciation and amortization expense increased to $51.6 million for the 2008 quarter from $20.9 million for the 2007 quarter. The increase was largely attributable to increased depreciation expense resulting from an increase of $509.0 million in gross property and equipment since June 30, 2007, primarily as a result of property and equipment acquired in the merger with McLeodUSA and as part of our network deployment and maintenance. The increase was also partly attributable to the write-up of intangible assets associated with the US LEC and McLeodUSA acquisitions. The increase in depreciation and amortization expense was offset in part as we ceased to record depreciation on some of our older equipment that had reached the end of its useful life. We expect that depreciation expense for full-year 2008 will increase from depreciation expense for full-year 2007 due to our addition of gross property and equipment from McLeodUSA and to expected higher levels of capital expenditures in 2008.

Interest Expense. Our average outstanding debt balances were $809.8 million for the 2008 quarter and $800.0 million for the 2007 quarter. Despite higher average outstanding debt balances during the 2008 quarter from our issuance of $300 million principal amount of senior notes in July 2007 and from the $100 million incremental term loan facility we obtained in January 2008 in connection with our acquisition of McLeodUSA, interest expense decreased to $18.3 million for the 2008 quarter from $18.5 million for the 2007 quarter. The decrease in interest expense was primarily attributable to lower average interest rates applicable to our borrowings during the 2008 quarter. As of June 30, 2008, borrowing rates under our senior credit facility agreement and our senior notes averaged 7.9%. As of June 30, 2007, the borrowing rate under our senior credit facility agreement was 8.9%.

Income Taxes. The benefit for the quarter ended June 30, 2008 is based on the estimated annual effective tax rate applicable to PAETEC and its subsidiaries for the year ending December 31, 2008. The difference between the statutory rate and our effective tax rate for the quarter ended June 30, 2008 was primarily attributable to the impact of non-deductible stock based compensation.

We adopted FASB Interpretation 48 on January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of June 30, 2008 was $0.3 million, the majority of which, if recognized, would affect the effective tax rate.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

The following comparison of our operating results for the six months ended June 30, 2008, which we refer to as our “2008 six-month period,” to our operating results for the six months ended June 30, 2007, which we refer to as our “2007 six-month period,” is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007 and our acquisition of McLeodUSA Incorporated on February 8, 2008. US LEC’s operating results are included in our results beginning on March 1, 2007, and McLeodUSA’s operating results are included in our results beginning on February 9, 2008. Because of the significance of these two transactions, our operating results for the 2008 six-month period and 2007 six-month period are not directly comparable.

Revenue. Total revenue increased $295.6 million, or 63.1%, to $764.1 million for the 2008 six-month period from $468.5 million for the 2007 six-month period, principally because of the inclusion of US LEC’s results for the full 2008 six-month period and McLeodUSA’s results for a portion of the 2008 six-month period. Revenue from network services increased $216.7 million, or 56.1%, to $603.2 million for the 2008 six-month period from $386.4 million for the 2007 six-month period. Revenue from carrier services increased $64.8 million, or 100.1%, to $129.6 million for the 2008 six-month period from $64.8 million for the 2007 six-month period. Revenue from integrated solutions services increased $14.0 million, or 81.2%, to $31.3 million for the 2008 six-month period from $17.2 million for the 2007 six-month period. Of our total revenue for the 2008 six-month period, revenue from network services, carrier services and integrated solutions services accounted for 78.9%, 17.0% and 4.1%, respectively, compared to 82.5%, 13.8% and 3.7%, respectively, for the 2007 six-month period.

The increases in total revenue and revenue generated by network services and carrier services primarily resulted from an increase in the number of digital T1 transmission lines in service. The increase in revenue generated by network services was also partly attributable to increased revenue from application services and network security products.

The increase in revenue generated by our integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, is partly attributable to our acquisition of Allworx Corp. during the fourth quarter of 2007.

Access revenue represented 8.7% of total revenue for the 2008 six-month period and 9.8% of total revenue for the 2007 six-month period. Reciprocal compensation constituted 1.4% of total revenue for the 2008 six-month period and 2.1% of total revenue for the 2007 six-month period. Most of PAETEC’s access fees and reciprocal compensation for these periods were generated by our carrier services. Access revenue, as a percentage of carrier services revenue, decreased to 26.6% in the 2008 six-month period from 43.5% in the 2007 six-month period. Access revenue, as a percentage of network services revenue, was 5.2% in the 2008 six-month period and 4.6% for the 2007 six-month period. The decrease in access fees and reciprocal compensation was principally attributable to a shift in product mix toward IP-based and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC.

Cost of Sales. Cost of sales increased to $378.1 million for the 2008 six-month period from $220.2 million for the 2007 six-month period, in part because of the inclusion of US LEC’s results for the full 2008 six-month period and the inclusion of McLeodUSA’s results for a portion of the 2008 six-month period. In each period, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $231.1 million, or 61.1% of cost of sales, for the 2008 six-month period from $161.8 million, or 73.5% of cost of sales, for the 2007 six-month period. The decrease as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results, which reflect a broader facilities-based owned network, in the 2008 six-month period.

Usage costs for local and long distance calls increased to $74.4 million, or 19.7% of cost of sales, for the 2008 six-month period from $47.5 million, or 21.6% of cost of sales, for the 2007 six-month period. The increase was partially offset by a decrease in the average usage rates we are charged by network providers.

Cost of sales as a percentage of total revenue increased from 47.0% for the 2007 six-month period to 49.5% for the 2008 six-month period. This increase was primarily attributable to the inclusion of the results of US LEC and Allworx Corp. for the full 2008 six-month period and the inclusion of McLeodUSA’s results for a portion of the 2008 six-month period and to an increase in network investments which anticipated a higher level of revenue generation than PAETEC achieved in the 2008 quarter. Each of the acquired companies has revenue streams with higher costs of sales as a percentage of revenue than those of PAETEC historically. We anticipate that the integration activities related to consolidation and integration of the PAETEC, US LEC and McLeodUSA networks will generate reductions in cost of services as a percentage of total revenue that we expect will partially offset these increased costs. We expect to achieve such savings in cost of sales primarily by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $278.9 million for the 2008 six-month period from $171.5 million for the 2007 six-month period. The total increase was primarily attributable to our acquisitions following the 2007 six-month period, which contributed to an increase in salaries, wages, commissions and benefits of $51.8 million (principally due to an increase in our total number of employees from approximately 2,258 at June 30, 2007 to approximately 3,975 at June 30, 2008, which resulted in a $47.5 million increase in salaries and wages), as well as to an increase of $4.1 million in sales commissions paid to PAETEC’s sales force related to the increase in total revenue. Selling, general and administrative expenses as a percentage of total revenue decreased to 36.5% for the 2008 six-month period from 36.6% for the 2007 six-month period, primarily because the rate at which we have increased our total revenue has exceeded the rate at which we incurred increased compensation costs from hiring new employees.

Depreciation and Amortization. Depreciation and amortization expense increased to $92.2 million for the 2008 six-month period from $34.1 million for the 2007 six-month period. The increase was primarily attributable to increased depreciation expense resulting from an increase of $509.0 million in gross property and equipment since June 30, 2007, primarily as a result of property and equipment obtained in our acquisition of McLeodUSA and as part of our network deployment and maintenance. The increase was also partly attributable to the write-up of intangible assets associated with the US LEC and McLeodUSA acquisitions. The increase in depreciation and amortization expense was offset in part as we ceased to record depreciation on some of our older equipment that had reached the end of its useful life.

Interest Expense. Interest expense increased to $36.5 million for the 2008 six-month period from $33.0 million for the 2007 six-month period, primarily as a result of higher average outstanding debt balances during the 2008 six-month period from our issuance of $300 million principal amount of senior notes in July 2007 and from the $100 million incremental term loan facility we obtained in January 2008. The average outstanding debt balances were $874.4 million for the 2008 six-month period and $661.7 million for the 2007 six-month period.

Income Taxes. The benefit from income taxes for the 2008 and 2007 six-month periods includes a benefit from federal and state taxes and is based on the estimated annual effective tax rate applicable to PAETEC for 2008. The difference between the statutory rate and our effective tax rate for the 2008 six-month period is primarily due to the impact of non-deductible stock-based compensation.

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

Sources and Uses of Cash. PAETEC’s cash flows for the six months ended June 30, 2008 and 2007, respectively, were as follows (in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net cash provided by operating activities	$46,691	$10,972
Net cash used in investing activities	$(169,018)	$(263,123)
Net cash provided by financing activities	$93,714	$289,722

PAETEC’s net cash provided by operating activities was $46.7 million for the 2008 six-month period and $11.0 million for the 2007 six-month period. The $35.7 million increase in cash flows from operating activities for the 2008 six-month period over the 2007 six-month period was primarily attributable to a $29.6 million increase in net income adjusted for non-cash items and a $6.1 million increase in working capital.

PAETEC’s investing activities during the 2008 six-month period related primarily to the McLeodUSA acquisition, while its investing activities during the 2007 six-month period related primarily to the US LEC merger. PAETEC also made expenditures related to the purchase and installation of property and equipment during both the 2008 and 2007 six-month periods.

Net cash provided by financing activities in the 2008 six-month period of $93.7 million was primarily related to the $100 million of borrowings under PAETEC’s new incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition. In the 2007 six-month period, net cash provided by financing activities of $289.7 million reflected PAETEC’s borrowings of $800.0 million to finance the US LEC merger, offset in part by the early retirement of US LEC’s debt.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its operating leases.

During the 2008 quarter, there were no material changes in PAETEC’s contractual obligations as set forth in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which updated the information concerning PAETEC’s contractual obligations set forth in PAETEC’s Annual Report on Form 10-K for its 2007 fiscal year.

Indebtedness. At June 30, 2008, PAETEC had approximately $884.4 million of total indebtedness, net of unamortized discount of $5.1 million, which had an overall weighted average annual interest rate of 6.7%, including debt discount and excluding deferred financing costs.

During the 2008 quarter, PAETEC was required to pay an additional $9.8 million of principal on its credit facility term loans as a result of excess cash flows generated during its 2007 fiscal year as calculated under the terms of its credit agreement.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period may not exceed 5.00:1.00. PAETEC was in compliance with this financial covenant as of June 30, 2008.

Capital Requirements. We expect that, to maintain and enhance our network and services and to generate planned revenue growth, we will continue to require significant capital expenditures. We currently estimate that our capital expenditures, including assets we anticipate acquiring under capital leases, will total between $122 million to $147 million for 2008. We made capital expenditures of $34.7 million in the second quarter of 2008, principally for expansion of our network. We expect to fund all of our 2008 capital expenditures from available cash flows. The actual amount and timing of our capital requirements may differ materially from our estimates as a result of regulatory, technological and competitive developments in our industry.

Stock Repurchase Program. PAETEC’s board of directors has authorized the repurchase of up to $30 million of PAETEC’s outstanding common stock over the next twelve months. PAETEC may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC to repurchase any specific number of shares and may be modified or discontinued at any time. The board of directors has fixed the size of the program at the maximum amount currently permitted under PAETEC’s debt agreements for the period indicated assuming future compliance with applicable covenants.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. PAETEC is currently evaluating the impact of SFAS No. 162, but does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position, or “FSP,” SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve consistency among the principles pertaining to the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of this FSP is prohibited. PAETEC is currently evaluating the impact of this FSP, but does not expect that the adoption of the pronouncement will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. PAETEC has not yet assessed the impact of this statement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and discloses the business combination. The statement is effective beginning on January 1, 2009. The provisions of SFAS No. 141(R) will affect PAETEC only if it is a party to a business combination after it has adopted this statement. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin, or “ARB,” No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. PAETEC is required to adopt SFAS No. 160 for fiscal years beginning on January 1, 2009. Earlier adoption is prohibited. PAETEC is currently evaluating the potential impact on its consolidated financial statements of adopting SFAS No. 160.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, PAETEC adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. FAS 157-2.

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

PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of June 30, 2008, $582.7 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00% on $175.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $400.0 million of variable-rate debt subject to an interest rate swap contract as of June 30, 2008 would result in a fluctuation of approximately $4.0 million in PAETEC’s annual interest expense in the absence of the interest rate swap contracts.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. This evaluation excluded the internal control over financial reporting of McLeodUSA’s operations, which PAETEC acquired on February 8, 2008. As of and for the six months ended June 30, 2008, total assets and total revenue of McLeodUSA’s operations not evaluated with respect to the effectiveness of internal control over financial reporting constituted 42.0% and 23.4% of PAETEC’s consolidated total assets and total revenue, respectively.

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

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)    PAETEC held its 2008 annual meeting of stockholders on May 20, 2008. All holders of record of PAETEC’s common stock at the close of business on March 31, 2008 were eligible to vote at the annual meeting.

(c)    Each holder of PAETEC’s common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of March 31, 2008, there were 141,005,877 shares of common stock outstanding and entitled to vote at the annual meeting. Each proposal was approved by PAETEC’s stockholders.

The voting results with respect to the proposal to elect three directors were as follows:

Nominee	Votes For	Votes Withheld
Tansukh V. Ganatra	97,284,167	16,801,670

William R. McDermott	98,105,436	15,980,401

Mark Zupan	96,585,077	17,500,760

The voting results with respect to the proposal to approve an amendment to the PAETEC Holding Corp. 2007 Omnibus Incentive Plan containing an expanded list of performance measures for awards eligible for treatment as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
80,509,437	3,550,574	225,180	29,800,646

Item 5.	Other Information

On August 11, 2008, PAETEC took action to terminate the employment of approximately 80 full-time employees. The action was primarily taken as part of a broader effort to improve operating efficiencies. The affected employees were terminated effective immediately. PAETEC expects to pay termination benefits, including severance payments and payments for accrued vacation, totaling approximately $1.9 million during a salary continuation period commencing on the employment severance date and ending by August 2009. This action represents part of the publicly announced elimination of 151 full-time equivalent positions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Operating Results” in this report, which also will include elimination of approximately 41 full-time equivalent positions associated with recent voluntary separations and five officer-level positions. PAETEC expects to pay additional termination benefits related to these additional eliminations, totaling approximately $2.8 million through August 2012.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
10.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on May 20, 2008 and incorporated herein by reference.

10.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding for the quarter ended March 31, 2008 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated: August 14, 2008	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on May 20, 2008 and incorporated herein by reference.

10.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding for the quarter ended March 31, 2008 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.