Form 10-Q
period 2008-09-30
PAETEC Holding Corp.
filed 2008-11-14
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock outstanding on November 7, 2008 was 144,024,837.

PART I

FINANCIAL INFORMATION

Item I.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(amounts in thousands, except share and per share amounts) (unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$72,168	$112,601

Accounts receivable, net of allowance for doubtful accounts of $15,047 and $8,933, respectively	208,953	147,343
Deferred income taxes	14,044	11,844
Prepaid expenses and other current assets	17,504	9,978

Total current assets	312,669	281,766
Property and equipment, net	680,321	312,032
Goodwill	313,606	361,445
Intangible assets, net	127,819	118,331
Deferred income taxes	79,844	74,488
Other assets, net	16,831	18,294

Total assets	$1,531,090	$1,166,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,736	$65,561
Accrued expenses	34,879	23,618
Accrued payroll and related liabilities	15,164	14,262
Accrued taxes	28,572	21,864
Accrued commissions	17,244	14,019
Accrued capital expenditures	6,092	5,180
Accrued interest	6,181	13,655
Deferred revenue	61,863	40,095
Current portion of long-term debt and capital lease obligations	8,615	5,040

Total current liabilities	255,346	203,294
Long-term debt and capital lease obligations	874,097	790,517
Other long-term liabilities	73,844	18,824

Total liabilities	1,203,287	1,012,635

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at September 30, 2008 and December 31, 2007, 144,039,660 shares issued and outstanding at September 30, 2008; 103,191,956 shares issued, and 103,086,197 shares outstanding at December 31, 2007	1,442	1,031
Treasury stock, 105,759 shares at cost, at December 31, 2007	—	(1,063)
Additional paid-in capital	760,628	216,550
Accumulated other comprehensive loss	(3,627)	(5,619)
Accumulated deficit	(430,640)	(57,178)

Total stockholders’ equity	327,803	153,721

Total liabilities and stockholders’ equity	$1,531,090	$1,166,356

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Nine Months Ended September 30, 2008 and 2007

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Network services revenue	$319,668	$233,590	$922,853	$620,038
Carrier services revenue	70,305	40,138	199,928	104,929
Integrated solutions revenue	16,100	10,156	47,360	27,403

Total revenue	406,073	283,884	1,170,141	752,370
Cost of sales (exclusive of operating items shown separately below)	203,352	133,422	581,443	353,585
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	149,703	100,419	428,337	271,952
Impairment charge	340,000	—	340,000	—
Integration and restructuring costs	3,800	906	7,225	2,741
Depreciation and amortization	53,357	35,205	145,543	69,290

(Loss) income from operations	(344,139)	13,932	(332,407)	54,802
Other expense (income), net	259	(1,371)	(265)	(3,464)
Interest expense	18,243	17,964	54,783	51,001
Loss on extinguishment of debt	—	4,277	—	14,111

Loss before income taxes	(362,641)	(6,938)	(386,925)	(6,846)
Benefit from income taxes	(6,853)	(1,846)	(13,463)	(1,875)

Net loss	(355,788)	(5,092)	(373,462)	(4,971)
Other comprehensive (loss) income:
Change in fair value of hedge instruments, net of income taxes	2,149	(2,775)	2,107	(1,360)
Change in fair value of marketable securities, net of income taxes	(2)	—	(115)	—

Comprehensive loss	$(353,641)	$(7,867)	$(371,470)	$(6,331)

Basic and diluted net loss per common share	$(2.44)	$(0.05)	$(2.69)	$(0.06)

Basic and diluted weighted average common shares outstanding	145,713,961	101,869,011	139,033,479	84,792,643

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(373,462)	$(4,971)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,543	69,290
Amortization of debt issuance costs	1,548	1,482
Amortization of debt discount	732	—
Stock-based compensation expense	17,838	13,663
Loss on disposal of property and equipment	216	73
Deferred income taxes	(13,164)	(2,894)
Loss on extinguishment of debt	—	12,111
Impairment charge	340,000	—
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(8,937)	(24,015)
Prepaid expenses and other current assets	(52)	(2,071)
Other assets	5,237	(669)
Accounts payable	(20,086)	2,474
Accrued expenses	(15,017)	(12,058)
Accrued payroll and related liabilities	(3,439)	(9,984)
Accrued taxes	(1,892)	6,054
Accrued commissions	946	1,225
Accrued interest	(7,474)	—
Deferred revenue	2,992	804

Net cash provided by operating activities	71,529	50,514

INVESTING ACTIVITIES:
Purchases of property and equipment	(87,425)	(52,196)
Acquisitions, net of cash received – McLeodUSA	(115,403)	—
Acquisitions, net of cash received – other acquisitions	(2,086)	(228,597)
Proceeds from sale of short-term investments	3,017	—
Proceeds from settlement of restricted cash	4,876	—
Proceeds from sale of property and equipment	1,755	—
Software development costs	(728)	(1,267)

Net cash used in investing activities	(195,994)	(282,060)

FINANCING ACTIVITIES:
Repayments of long-term debt	(15,521)	(826,962)
Payment for debt issuance costs	(1,395)	(15,589)
Proceeds from long-term borrowings	94,400	1,100,000
Payment for registering securities	(292)	(2,014)
Common stock repurchase	(8,514)	—
Proceeds from exercise of stock options, warrants and purchase plans	15,354	34,707

Net cash provided by financing activities	84,032	290,142

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,433)	58,596
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,601	46,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,168	$105,481

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$60,352	$42,462

Cash paid for income taxes	$2,273	$215

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Fair value of assets acquired in business acquisition	$670,536	$665,049

Liabilities assumed in business acquisition	$149,288	$251,076

Equity consideration issued in business acquisition	$521,248	$183,039

Accrued business acquisition costs	$235	$2,337

Accrued property and equipment expenditures	$6,092	$8,137

Tenant incentive leasehold improvements	$738	$—

Treasury stock retirement	$1,121	$—

Equipment purchased under capital leases	$5,789	$—

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008

(amounts in thousands)

(unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
BALANCE, January 1, 2007	$367	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)
Issuance of shares in connection with merger	519	(1)	171,654	—	—	172,172
Assumption of options and warrants in connection with US LEC merger	—	—	13,904	—	—	13,904
Exercise of stock options and warrants – 14,365,694 shares	145	—	36,211	—	—	36,356
Excess tax benefits from employee stock option exercises	—	—	324	—	—	324
Retirement of treasury stock	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	(1,062)	—	—	—	(1,062)
Adoption of FIN 48	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	20,574	—	—	20,574
Net income	—	—	—	—	10,528	10,528
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(3,526)	—	(3,526)

BALANCE, December 31, 2007	1,031	(1,063)	216,550	(5,619)	(57,178)	153,721
Issuance of shares in connection with McLeodUSA merger	400	—	493,371	—	—	493,771
Issuance of shares in connection with other acquisitions	1	—	648	—	—	649
Assumption of options and warrants in connection with McLeodUSA merger	—	—	26,828	—	—	26,828
Exercise of stock options and warrants- 3,052,759 shares	30	—	14,282	—	—	14,312
Costs of registering securities	—	—	(292)	—	—	(292)
Shares withheld to satisfy tax withholding requirements	—	(58)	(24)	—	—	(82)
Stock-based compensation expense	—	—	17,838	—	—	17,838
Shares issued under employee stock purchase plan	4	—	1,038	—	—	1,042
Repurchase of common stock	(24)	—	(8,490)	—	—	(8,514)
Retirement of treasury stock	—	1,121	(1,121)	—	—	—
Net loss	—	—	—	—	(373,462)	(373,462)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	2,107	—	2,107
Change in fair value of short-term investments, net of income taxes	—	—	—	(115)	—	(115)

Balance at September 30, 2008	$1,442	$—	$760,628	$(3,627)	$(430,640)	$327,803

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2008 or any other period.

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

At the effective time of the McLeodUSA merger, each outstanding McLeodUSA stock option was assumed by the Company and converted into an option to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original option, multiplied by the merger exchange ratio, rounded down to the nearest whole share, at an exercise price equal to the exercise price of the original option, divided by the merger exchange ratio, rounded up to the nearest whole cent. The terms and conditions of the assumed stock option awards otherwise generally remained the same, without any accelerated vesting, unless accelerated vesting was otherwise provided in the applicable award agreement of the stock option holders. At the effective time of the McLeodUSA merger, the McLeodUSA stock options assumed by PAETEC Holding in the McLeodUSA merger were exercisable for a total of approximately 3,500,000 shares of PAETEC Holding common stock.

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

The McLeodUSA merger is being accounted for as an acquisition of McLeodUSA by the Company using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $636.1 million as follows:

(in thousands)
Equity consideration-McLeodUSA shares	$493,771
Equity consideration-McLeodUSA, 3,316,885 vested options	25,988
Equity consideration-McLeodUSA, 176,410 unvested options	840

Total equity consideration	520,599
Consideration for redemption of McLeodUSA Senior Secured Notes	128,780
PAETEC transaction costs, estimated	8,560

Total estimated consideration	657,939
Less: Cash acquired	(21,843)

Net estimated purchase price	$636,096

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was based on the average closing price of PAETEC Holding common stock immediately before and after the merger terms were agreed upon and announced. Consideration related to assumed stock options was calculated based on the fair value of the new PAETEC Holding stock options issued as of February 8, 2008, net of the portion of the fair value attributable to future vesting requirements. The fair value of these stock option awards was calculated using the Hull-White II Lattice model based on assumptions determined as of September 17, 2007, in accordance with EITF Issue No. 99-12. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period.

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired, net of cash acquired of $21.8 million, and liabilities assumed as of the closing of the McLeodUSA merger on February 8, 2008 and adjustments made to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

	Initial Estimate	Adjustments	Revised Estimate
Assets acquired
Current assets	$68,777	$(2,334)	$66,443
Property and equipment	401,540	1,196	402,736
Intangible assets subject to amortization
Customer relationships	12,582	—	12,582
Other	2,687	—	2,687
Other assets	4,964	(518)	4,446
Goodwill	296,327	77	296,404

Total assets acquired	786,877	(1,579)	785,298
Liabilities assumed
Current liabilities	91,581	(1,754)	89,827
Long-term debt	1,063	—	1,063
Other non-current liabilities	58,586	(274)	58,312

Total liabilities assumed	151,230	(2,028)	149,202

Purchase price, net of cash acquired	$635,647	$449	$636,096

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

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through September 30, 2008 (in thousands):

	Beginning Balance	Additions	Payments	Ending Balance
Severance costs and contract termination costs	$6,125	$365	$(4,659)	$1,831

In connection with the McLeodUSA merger, the Company has incurred integration and restructuring costs. The Company recognized approximately $3.8 million and $6.6 million of such costs for the three and nine months ended September 30, 2008, primarily related to costs associated with employee separations. Substantially all of the recognized amounts are expected to be paid by August 2012.

Pro Forma Information

The following pro forma consolidated results of operations of the Company assume that the US LEC and McLeodUSA mergers were completed as of January 1, 2007 and 2008, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$406,073	$404,362	$1,224,452	$1,201,387
Net loss	$(355,788)	$(17,979)	$(390,632)	$(48,041)
Basic and diluted net loss per common share	$(2.44)	$(0.13)	$(2.70)	$(0.35)

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

The pro forma consolidated basic and diluted loss per share for the three and nine months ended September 30, 2008 and 2007 are based on the consolidated basic and diluted weighted average common shares of PAETEC Holding, US LEC and McLeodUSA. The historical basic and diluted weighted average shares were converted using the merger exchange ratios.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized or incurred and reflected in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2008. Certain cost savings have resulted or may result from the mergers, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the mergers had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Allocation of Cost of Allworx Acquisition

On October 31, 2007, the Company completed its acquisition of Allworx Corp. (“Allworx”). As of September 30, 2008, the Company recorded adjustments in the accompanying condensed consolidated balance sheet for intangible assets acquired from Allworx based on the final valuation of these assets. The Company recorded $11.0 million of intangible assets consisting of acquired customers, developed technology and the Allworx trade name. As of September 30, 2008, the fair values assigned to certain other assets and liabilities acquired from Allworx remain preliminary in nature and are subject to adjustment as the Company obtains additional information, including valuation and physical counts of property and equipment, valuation of deferred income tax assets and the resolution of pre-acquisition tax and other contingencies. The Company expects to finalize these valuations in the fourth quarter of 2008. When these valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, deferred income tax assets and goodwill.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Communications networks	$732,328	$358,045
Computer hardware and purchased software	133,910	80,953
Equipment	37,591	33,669
Office equipment, furniture and fixtures	66,303	44,978
Construction-in-progress	21,500	3,486
Land and buildings	18,674	—

	1,010,306	521,131
Accumulated depreciation	(329,985)	(209,099)

Property and equipment, net	$680,321	$312,032

Construction-in-progress as of September 30, 2008 and December 31, 2007 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense for the nine months ended September 30, 2008 and 2007 totaled $126.9 million and $52.5 million, respectively. Depreciation expense for the three months ended September 30, 2008 and 2007 totaled $46.5 million and $20.5 million, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2008 to September 30, 2008 were as follows (in thousands):

Balance as of January 1, 2008	$361,445
Goodwill related to McLeodUSA merger	296,404
Goodwill related to other acquisitions	(4,243)
Impairment charge	(340,000)

Balance as of September 30, 2008	$313,606

Goodwill related to the McLeodUSA merger and other acquisitions are based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months of the merger closing dates (Note 2).

The change in goodwill related to other acquisitions reflects the reclassification during the three months ended September 30, 2008 of $11.0 million of intangible assets acquired from Allworx.

The Company performs its annual assessment of the carrying value of its goodwill as of July 1 or as events or circumstances change.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets at a reporting unit level. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value at the reporting unit level. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment potentially exists when the estimated fair value of a reporting unit’s goodwill is less than its carrying value.

During the three months ended September 30, 2008, the Company experienced a significant decline in market capitalization as a result of a decrease in the market price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred subsequent to the Company’s announcement in August 2008 that its operating results for the quarter ended June 30, 2008 would be lower than expected. Some factors contributing to this performance below expectations include less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. The Company determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to SFAS No. 142. As a result, the Company completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation, and concluded that the fair values of certain of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, the Company conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. The Company recorded a non-cash charge of $340.0 million based on a preliminary assessment and expects to finalize the second step of the impairment test during the quarter ending December 31, 2008. Adjustments to the preliminary charge may be required once the analysis is completed. Any adjustments to the preliminary charge will be recorded during the quarter ending December 31, 2008.

The impairment test is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions concerning future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions used to estimate discounted cash flows include growth rates and the discount rate applicable to future cash flows.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer-related	$159,672	$38,643	$121,029	10 years
Technology-based	1,953	844	1,109	5 years
Capitalized software cost	4,135	854	3,281	5 years

Total	165,760	40,341	125,419	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$168,160	$40,341	$127,819

	December 31, 2007			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	$137,103	$21,845	$115,258	11 years
Technology-based	653	653	—	3 years
Capitalized software costs	3,414	341	3,073	5 years

Total	$141,170	$22,839	$118,331	11 years

Gross intangible assets as of September 30, 2008 included $15.3 million of customer relationship intangible assets acquired from McLeodUSA and $11.0 million of customer relationship, developed technology, and trade name intangible assets acquired from Allworx (Note 2). Intangible asset amortization expense for the nine months ended September 30, 2008 and 2007 was $17.5 million and $16.8 million, respectively. Intangible asset amortization expense for the three months ended September 30, 2008 and 2007 was $6.4 million and $14.7 million, respectively.

The Company estimates that future aggregate amortization expense related to intangible assets as of September 30, 2008 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2008 (remaining three months)	$6,024
2009	23,698
2010	21,992
2011	17,033
2012	14,910
Thereafter	41,762

Total	$125,419

The Company anticipates that the future aggregate amortization expense as described above may change significantly once the Company completes its fair value assessment of acquired intangibles related to the McLeodUSA merger and other acquisitions (Note 2).

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Senior credit facility term loans	$581,200	$495,500
Unamortized discount on senior credit facility	(4,868)	—
9.5% Senior Notes due 2015	300,000	300,000
Capital lease obligations and other debt	6,380	57

Total debt	882,712	795,557
Less: current portion	(8,615)	(5,040)

Long-term debt	$874,097	$790,517

Senior Credit Facility

Under the credit agreement dated as of February 28, 2007, as amended, among PAETEC Holding, as borrower, the lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, CIT Lending Services Corporation, as documentation agent, and Deutsche Bank Trust Company Americas, as administrative agent (the “credit agreement”), the Company’s credit facilities consist of a term loan facility in a total principal amount of $498.0 million and a $100.0 million incremental term loan facility (as described below), of which an aggregate principal amount of $581.2 million was outstanding at September 30, 2008, as well as a revolving credit facility in a total available principal amount of $50.0 million, none of which was drawn as of September 30, 2008. In October 2008, the Company drew down the full $50.0 million principal amount of borrowings available under its revolving credit facility (Note 13).

Excess Cash Flow Payment

During the three months ended June 30, 2008, the Company was required to pay an additional $9.8 million of principal on its credit facility term loans as a result of excess cash flows generated during the year ended December 31, 2007, as calculated under the terms of the credit agreement.

Incremental Term Loan Facility

Effective on January 28, 2008, the Company entered into an incremental term loan commitment agreement, dated as of January 28, 2008 (the “incremental facility agreement”), with Merrill Lynch Capital Corporation, CIT

Lending Services Corporation and General Electric Capital Corporation (collectively, the “incremental term loan lenders”). Under the incremental facility agreement, the incremental term loan lenders committed to extend to the Company term loans (the “incremental term loans”) pursuant to the credit agreement in a total principal amount of $100 million (the “incremental term loan facility”). The incremental term loan facility was funded on January 29, 2008.

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

Financial Covenants

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period may not exceed 5.00:1.00. The Company was in compliance with this financial covenant as of September 30, 2008.

Registered Exchange Offer for 9.5% Senior Notes due 2015

On February 7, 2008, in accordance with registration rights granted to the purchasers of the Company’s 9.5% Senior Notes due 2015 sold in July 2007, the Company completed an exchange offer of all of such 9.5% Senior Notes due 2015 for senior notes with identical terms that were registered under the Securities Act of 1933.

Capital Lease Obligations

In connection with the McLeodUSA merger, the Company acquired capital leases for computer equipment and an installment purchase of software licensing during the three months ended March 31, 2008. In addition, the Company entered into $5.8 million of capital leases for computer hardware during the three months ended June 30, 2008. As of September 30, 2008, the Company had total capital lease debt of $6.4 million, of which $3.8 million is classified as long-term.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreements without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of September 30, 2008 and December 31, 2007 were as follows:

	Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
	(dollars in thousands)
September 30, 2008	$125,000	06/30/2009	Cash Flow Hedge	2.47%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	2.47%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	2.47%	5.00%

December 31, 2007	$125,000	06/30/2009	Cash Flow Hedge	4.90%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	4.90%	5.63%
	$175,000	04/30/2009	Cash Flow Hedge	4.90%	5.00%

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

Interest rate swap agreements are reflected at fair value in the accompanying condensed consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the Company’s outstanding swaps represented a liability with a fair value of $3.5 million and $5.6 million, net of tax, respectively. Accumulated other comprehensive loss and accrued expenses liabilities have been adjusted based on the fair value. The adjustment to fair value has been recorded as a component of other comprehensive loss in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2008 and 2007.

On November 12, 2008, the Company entered into an interest rate swap agreement in order to hedge the interest rate variability of the Company’s debt and to replace the existing swap agreements which will be maturing on April 30, 2009 and June 30, 2009 (Note 13).

6.	INCOME TAXES

The benefit from income taxes for the nine months ended September 30, 2008 includes a benefit from federal and state taxes and is based on the estimated annual effective tax rate applicable to the Company and its subsidiaries for the year ending December 31, 2008. The difference between the statutory rate and the Company’s effective tax rate for the nine months ended September 30, 2008 is primarily due to the impact of the goodwill impairment charge, which is non-deductible for tax purposes, and non-deductible stock based compensation.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109, on January 1, 2007. The amount of net unrecognized tax benefits from uncertain tax positions as of September 30, 2008 was $0.3 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2008, the Company had less than $0.1 million of interest accrued related to net unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2003.

7.	STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2008, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s outstanding common stock through August 2009, subject to conditions. The Company may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified or discontinued at any time. The Board of Directors has fixed the size of the program at the maximum amount currently permitted under the Company’s debt agreements for the period indicated assuming future compliance with applicable covenants.

During September 2008, the Company repurchased, at fair market value and on the open market, a total of 2,461,800 shares at a total cost of approximately $8.5 million. In connection with the repurchase, the Company paid commissions totaling less than $0.1 million. The Company’s Board of Directors has resolved that the repurchased shares will be retired and resume the status of authorized and unissued shares.

8.	SHARE-BASED TRANSACTIONS

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

As of September 30, 2008, purchase rights for 368,799 shares had been granted under the ESPP and 3,731,201 shares of common stock remained available for issuance. For the purchase period ended September 30, 2008, the Company issued 273,267 shares at a purchase price of approximately $1.94 per share, which represented 90% of the closing price of the common stock on September 30, 2008 as reported on the NASDAQ Global Select Market. Compensation expense attributable to the ESPP for the nine months ended September 30, 2008 totaled $0.1 million. Compensation expense attributable to the ESPP for the three months ended September 30, 2008 totaled less than $0.1 million.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	12,279,445	$3.86
Assumed in connection with McLeodUSA merger on February 8, 2008	3,493,295	$7.42
Granted*	1,151,110	$6.13
Exercised*	(2,881,266)	$4.94
Canceled*	(219,627)	$8.57
Forfeited*	(226,511)	$4.82

Outstanding at September 30, 2008	13,596,446	$4.63	6.0	$1,195

Exercisable at September 30, 2008	9,312,279	$4.18	5.2	$788

*	Excludes activity under the McLeodUSA Incorporated 2006 Omnibus Equity Plan before the closing of the McLeodUSA merger on February 8, 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the PAETEC Holding common stock as reported on the NASDAQ Global Select Market on September 30, 2008 and the option exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock.

For stock options granted during the nine months ended September 30, 2008, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $3.80, using the following assumptions: dividend yield of 0.0%; expected option life of 5.0-6.0 years; a risk free interest rate of 2.72%-3.55%; and an expected volatility of 56.58%-69.23%.

The following table summarizes stock option information as of September 30, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	3,152,408	$1.77	2,688,806	$1.86
$2.11 - $3.15	2,321,723	$2.39	1,954,666	$2.43
$3.16 - $7.35	5,297,683	$4.53	3,498,772	$4.96
$7.36 - $23.50	2,824,632	$9.83	1,170,035	$10.13

	13,596,446	$4.63	9,312,279	$4.18

As of September 30, 2008, there was approximately $8.2 million of total unrecognized compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted-average period of approximately 1.5 years.

Stock Unit Activity

The following table summarizes stock unit activity for the nine months ended September 30, 2008:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	7,800,496	$3.47
Granted	3,412,355	$8.12
Vested	(39,417)	$10.72
Forfeited	(199,697)	$5.41

Outstanding at September 30, 2008	10,973,737	$5.37

As of September 30, 2008, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $25.7 million. The Company expects to recognize the expense over a weighted-average period of approximately 2.1 years.

In connection with the vesting of stock units during the nine months ended September 30, 2008, the Company withheld 14,750 shares of PAETEC Holding common stock to satisfy income tax withholding requirements.

On July 31, 2008, by resolution of the Company’s Board of Directors, all shares held as treasury stock, which had a cost basis of approximately $1.1 million, were retired and returned to the status of authorized but unissued shares. Subsequent to July 31, 2008, shares withheld from vested stock awards to satisfy income tax withholding requirements are automatically returned to the status of authorized but unissued shares, with the value of such shares reflected as a deduction from additional paid-in capital.

Warrant Activity

The following table summarizes warrant activity for the nine months ended September 30, 2008:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	2,221,088	$2.37
Granted	—
Exercised	(171,493)	$3.28
Canceled	—
Forfeited	(15,415)	$4.74

Outstanding at September 30, 2008	2,034,180	$2.28	1.7	$309

Exercisable at September 30, 2008	2,019,576	$2.27	1.6	$308

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of the PAETEC Holding common stock as reported on the NASDAQ Global Select Market on September 30, 2008 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on September 30, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock. Stock-based compensation expense related to the warrants originally issued by PAETEC and assumed by PAETEC Holding in connection with the US LEC merger, which represent the only compensatory warrants issued by the Company, totaled less than $0.1 million, net of tax, for the three and nine months ended September 30, 2008.

The following table summarizes information relating to outstanding warrants as of September 30, 2008:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 - $2.78	1,741,242	$1.98	1,736,374	$1.98
$2.79 - $4.00	146,063	$3.38	136,327	$3.35
$4.01 - $5.00	146,875	$4.70	146,875	$4.70

	2,034,180	$2.28	2,019,576	$2.27

9.	LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Net loss	$(355,788)	$(5,092)	$(373,462)	$(4,971)

Weighted average common shares outstanding—basic and diluted	145,713,961	101,869,011	139,033,479	84,792,643

Basic and diluted net loss per common share	$(2.44)	$(0.05)	$(2.69)	$(0.06)

For the periods ended September 30, 2008 and 2007, the Company had outstanding options, warrants and restricted stock units for 26,604,363 and 22,506,278 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2008, the Company had entered into agreements with vendors to purchase approximately $19.1 million of equipment and services, of which the Company expects $16.1 million to be delivered and payable in the year ending December 31, 2008, $1.8 million in the year ending December 31, 2009, $1.0 million in the year ending December 31, 2010, and the remaining $0.2 million in the year ending December 31, 2011.

Regulation

The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company’s industry generally or on the Company specifically.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of September 30, 2008, the Company’s minimum commitments under these agreements totaled $279.2 million, of which $24.1 million expire in the year ending December 31, 2008, $93.0 million expire in the year ending December 31, 2009, $84.6 million expire in the year ending December 31, 2010, and the remaining $77.5 million expire in the year ending December 31, 2011. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

Letters of Credit

The Company is party to letters of credit totaling $13.1 million as of September 30, 2008. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

Proceeding Involving Qwest Communications. As a result of a settlement reached between Qwest Communications International Inc. (“Qwest”) and McLeodUSA prior to McLeodUSA’s emergence from Chapter 11 bankruptcy proceedings in 2006, McLeodUSA filed an action against Qwest in the U.S. District Court for the Northern District of Iowa seeking recovery of damages related to numerous billings between the parties. Qwest filed a counterclaim for amounts it believes McLeodUSA owes it. This lawsuit encompasses billing disputes involving access billing for 800 toll-free calls made by McLeodUSA’s customers and 800 toll-free calls made by third-party wireless carrier customers, access charges related to Voice over Internet Protocol traffic, billing disputes related to the parties, UNE-P agreements, backbilling for colocation space, reimbursement of third-party access charges and other issues. In addition, Qwest alleges that McLeodUSA improperly entered into revenue-sharing arrangements with wireless carriers in order to charge Qwest for access services provided to such carriers whose customers made 800 toll-free calls that were routed through Qwest’s network. McLeodUSA is also seeking a declaratory judgment that it is not responsible for reimbursing Qwest for terminating access charge payments that Qwest allegedly made to rural incumbent local exchange carriers for calls that were originated by McLeodUSA’s end-user customers. Qwest claims its damages exceed $14 million, and McLeodUSA’s claims against Qwest exceed $12 million. On July 24, 2006, McLeodUSA moved to dismiss Qwest’s negligent misrepresentation, conversion, trespass, fraud, fraudulent concealment and negligence counterclaims. On August 24, 2006, Qwest amended its counterclaims both by making additional factual allegations and by interposing a limited number of new legal theories. McLeodUSA filed a motion to dismiss Qwest’s amended counterclaims on September 11, 2006. On January 16, 2007, the court dismissed the negligence and negligent misrepresentation claims. The court declined to dismiss the remaining counterclaims. On February 21, 2007, McLeodUSA filed its response to Qwest’s amended counterclaims, including the tort claims that were not dismissed. McLeodUSA believes that its billing was and remains consistent with industry practice, regulations of the Federal Communications Commission, and its tariffs and interconnection agreements, and that it has meritorious defenses to Qwest’s counterclaims. In October 2008, the Company and Qwest agreed to settle all claims related to billing disputes between the parties. The Company recognized approximately $0.5 million reduction to cost of sales related to this settlement in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2008.

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

11.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing SFAS No. 157 fair value hierarchy levels as of September 30, 2008 (in thousands):

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	—	$37,265	—
Short-term investments	—	$280	—

Liabilities
Interest rate swaps	—	$5,712	—

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

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162, but does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve consistency among the principles pertaining to the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of this FSP is prohibited. The Company is currently evaluating the impact of this FSP, but does not expect that the adoption of the pronouncement will have a material impact on its consolidated financial statements.

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

13.	SUBSEQUENT EVENTS

Revolving Credit Facility

On October 15, 2008, the Company drew down $50 million principal amount of borrowings under its revolving credit facility (Note 5), the maximum amount available to the Company under the facility.

There are no scheduled principal payments under the revolving loans. Any outstanding revolving loans will be payable in full on the revolving loan maturity date of February 28, 2012.

The outstanding revolving loans bear interest, at the Company’s option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or LIBOR plus a margin of 2.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the Company’s total leverage ratio under the credit agreement.

The Company will use the proceeds of the revolving loans for capital expenditures, working capital and other general corporate purposes, including potential repurchases of common stock under the Company’s previously announced program to repurchase up to $30.0 million of common stock through August 2009 (Note 7).

Interest Rate Swap Agreement

On November 12, 2008, the Company entered into an interest rate swap agreement, with an initial notional amount of $325 million, effective April 30, 2009. The notional amount will be increased to $400 million on June 30, 2009. The Company is entering into the agreement in order to hedge the interest rate variability of the Company’s debt and to replace the existing swap agreements which will be maturing on April 30, 2009 and June 30, 2009. The Company has agreed to pay a fixed interest rate of 2.85%, payable on a monthly basis, with the first interest payment due on May 29, 2009. The counterparty has agreed to pay, beginning May 29, 2009, a floating interest rate equal to the one-month LIBOR rate. The interest rate swap agreement matures on June 30, 2011.

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

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC Holding had approximately 3,914 employees as of September 30, 2008. As of September 30, 2008, PAETEC Holding had in service 164,961 digital T1 transmission lines, which represented the equivalent of 3,959,064 telephone lines, for over 48,000 business customers in a service area encompassing 79 of the country’s top 100 metropolitan statistical areas.

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

As a result of the preliminary allocation of the purchase price, the assets acquired and liabilities assumed from McLeodUSA were recorded at their respective fair values as of the merger closing date. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including valuation and physical counts of property and equipment, valuation of identifiable intangible assets, valuation of deferred net income tax assets and the resolution of pre-acquisition tax and other contingencies. The valuations will be finalized within 12 months of the closing of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, deferred net income tax assets and goodwill. As a result, depreciation and amortization expense may differ significantly from amounts historically reported or from those reported in the first three quarters of 2008.

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

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end users on a retail basis, which the company refers to as its “network services.” PAETEC’s network services revenue consists primarily of monthly recurring fees and usage-based fees. In addition to usage-based fees invoiced directly to the end-user customers, usage-based fees for PAETEC’s network services also include the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long-distance calls for those other providers to or from PAETEC’s network services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates local calls made by the customers of the other local carriers. PAETEC recognizes revenue during the period in which the revenue is earned. PAETEC’s network services also generate non-recurring service activation and installation fee revenues, which it receives upon initiation of service. PAETEC defers recognition of these revenues and amortizes them over the average contractual life, which is primarily three years.

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

Stock-Based Compensation. PAETEC’s employees participate in a variety of equity incentive plans. Effective January 1, 2006, PAETEC adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, therefore, has not restated prior periods’ results. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Impairment Charge. PAETEC performs its annual assessment of the carrying value of its goodwill as of July 1 or as events or circumstances change.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, PAETEC applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets at a reporting unit level. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment potentially exists when the estimated fair value of a reporting unit’s goodwill is less than its carrying value.

During the third quarter of 2008, PAETEC experienced a significant decline in the market capitalization as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred subsequent to PAETEC’s announcement in August 2008 that its operating results for the second quarter of 2008 would be lower than expected. Some factors contributing to this performance below expectations include less robust billable minutes of use, an increase in customer attrition rates, and continued

pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. PAETEC determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to SFAS No. 142. As a result, PAETEC completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation, and concluded that the fair values of certain of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, PAETEC conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. The Company recorded a non-cash charge of $340.0 million based on a preliminary assessment and expects to finalize the second step of the impairment test during the fourth quarter of 2008. Adjustments to the preliminary charge may be required once the analysis is completed. Any adjustments to the preliminary charge will be recorded during the quarter ending December 31, 2008.

The impairment test is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions concerning future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions used to estimate discounted cash flows include growth rates and the discount rate applicable to future cash flows.

Results of Operations

The following table presents selected operating data for the three and nine months ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008 (1)		Nine Months Ended September 30, 2007 (2)
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:
Network services	$319,668	79%	$233,590	82%	$922,853	79%	$620,038	82%
Carrier services	70,305	17%	40,138	14%	199,928	17%	104,929	14%
Integrated solutions	16,100	4%	10,156	4%	47,360	4%	27,403	4%

Total	406,073	100%	283,884	100%	1,170,141	100%	752,370	100%

Cost of sales (3)	203,352	50%	133,422	47%	581,443	50%	353,585	47%
Selling, general and administrative expenses (4)	149,703	37%	100,419	35%	428,337	37%	271,952	36%
Impairment charge	340,000	84%	—	*	340,000	29%	—	*
Integration and restructuring costs	3,800	1%	906	*	7,225	1%	2,741	*
Depreciation and amortization	53,357	13%	35,205	12%	145,543	12%	69,290	9%

(Loss) income from operations	(344,139)	(85)%	13,932	5%	(332,407)	(28)%	54,802	7%
Other income, net	259	*	(1,371)	*	(265)	*	(3,464)	*
Interest expense	18,243	4%	17,964	6%	54,783	5%	51,001	7%
Loss on extinguishment of debt	—	*	4,277	2%	—	*	14,111	2%

Loss before income taxes	(362,641)	(89)%	(6,938)	(2)%	(386,925)	(33)%	(6,846)	(1)%
Benefit from income taxes	(6,853)	(2)%	(1,846)	(1)%	(13,463)	(1)%	(1,875)	*

Net loss	$(355,788)	(88)%	$(5,092)	(2)%	$(373,462)	(32)%	$(4,971)	(1)%

Adjusted EBITDA(5)	$57,788		$53,817		$177,432		$140,460

*	Less than one percent.
(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(3)	Exclusive of depreciation and amortization.
(4)	Exclusive of depreciation and amortization and inclusive of stock-based compensation.

(5)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before interest expense, benefit from income taxes, depreciation and amortization, stock-based compensation, impairment charge, integration and restructuring costs and loss on extinguishment of debt. Adjusted EBITDA is not a financial measurement prepared in accordance with United States generally accepted accounting principles, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for our 2007 fiscal year for our reasons for including adjusted EBITDA data and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008 (1)	Nine Months Ended September 30, 2007 (2)
Net loss	$(355,788)	$(5,092)	$(373,462)	$(4,971)

Add back non-EBITDA items included in net loss:
Depreciation and amortization	53,357	35,205	145,543	69,290
Interest expense, net of interest income	18,147	16,590	53,751	47,502
Benefit from income taxes	(6,853)	(1,846)	(13,463)	(1,875)

EBITDA	$(291,137)	$44,857	$(187,631)	$109,946

Stock-based compensation	5,125	3,777	17,838	13,662
Impairment charge	340,000	—	340,000	—
Integration and restructuring costs	3,800	906	7,225	2,741
Loss on extinguishment of debt	—	4,277	—	14,111

Adjusted EBITDA	$57,788	$53,817	$177,432	$140,460

(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.

Recent Operating Results. PAETEC’s network services, carrier services and integrated solutions services each experienced revenue growth in the third quarter of 2008, largely as a result of the addition of McLeodUSA’s results for the full quarter. PAETEC’s operating results, however, were affected by a number of factors that limited the growth in revenue and that contributed to cost increases which outpaced revenue growth in the 2008 quarter.

Revenue generated by long-distance services and carrier access revenue in the third quarter of 2008 was constrained by less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. We believe the foregoing effects on PAETEC’s network services revenue reflected weaker economic conditions in the company’s markets and the effects of continued migration of customers to IP-based and other offerings which tend to generate fewer minutes of use. Growth in PAETEC’s revenue from data services, particularly from its virtual private network services, continued in the third quarter of 2008, offsetting in part the negative revenue impact of the usage-based pressure. Carrier services revenue increased as a percentage of total revenue in the 2008 quarter largely due to the addition of operations of McLeodUSA, which derived a higher percentage of revenue from carrier customers than PAETEC before it acquired McLeodUSA. Growth in PAETEC’s carrier services revenue, however, was somewhat constrained by a loss of customers due in part to ongoing consolidation of wireless services companies, which has resulted in the transfer by larger carriers of wireless origination traffic and wireless transport onto their own networks.

PAETEC experienced higher cost of sales as a percentage of revenue in the third quarter of 2008 compared to the third quarter of 2007 due in part to some lower margin offerings of acquired businesses. Cost of sales also reflected the effects of network investments in the third quarter of 2008, which anticipated a higher level of revenue than PAETEC achieved, and higher selling, general and administrative expenses resulting from acquired businesses. PAETEC recorded a significant increase in depreciation and amortization expense in the 2008 quarter resulting from the growth in its depreciable asset base, as well as the recognition of increased intangibles due to the McLeodUSA and Allworx acquisitions.

PAETEC expects that its performance for the remainder of 2008 will continue to be affected by continued weakness in general economic conditions and other operating trends that contributed to its results for the first three quarters of 2008. In light of these expectations, PAETEC is currently seeking to achieve costs savings and enhance operational efficiencies through a number of measures. These include reducing employee headcount, beginning with the August 2008 elimination of 151 full-time equivalent positions, which PAETEC anticipates will generate cost savings of approximately $3.3 million for 2008, excluding amounts related to termination benefits, and approximately $9.8 million in annualized cost savings thereafter; pursuing a strategy to disconnect unused facilities, which PAETEC anticipates will result in savings of approximately $6.0 million per year; and decelerating capital expenditures to better align these costs to the slower revenue growth PAETEC is currently experiencing, while continuing to invest for long-term expansion. We anticipate commencing additional cost saving initiatives, composed primarily of additional workforce reductions and expense management initiatives, in the fourth quarter of 2008 that would reduce expenses on an annual basis by an estimated $30 million commencing in 2009. After giving effect to these initiatives and to some anticipated offsetting increases in selling, general and administrative expenses, we expect that selling, general and administrative expenses, as a percentage of total revenues, will remain stable or improve slightly for 2009.

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

The following comparison of our operating results for the three months ended September 30, 2008, which we refer to as our “2008 quarter,” to our operating results for the three months ended September 30, 2007, which we refer to as our “2007 quarter,” is materially affected by our acquisition of McLeodUSA Incorporated on February 8, 2008. McLeodUSA’s operating results are included in our results beginning on February 9, 2008. Because of the significance of this transaction, our operating results for the 2008 and 2007 quarters are not directly comparable.

Revenue. Total revenue increased $122.2 million, or 43.0%, to $406.1 million for the 2008 quarter from $283.9 million for the 2007 quarter, principally because of the inclusion of McLeodUSA’s results for the 2008 quarter. Of our total revenue for the 2008 quarter, revenue from network services, carrier services and integrated solutions services accounted for 78.7%, 17.3% and 4.0%, respectively, compared to 82.3%, 14.1% and 3.6%, respectively, for the 2007 quarter.

Revenue from network services increased $86.1 million, or 36.9%, to $319.7 million for the 2008 quarter from $233.6 million for the 2007 quarter. For the 2008 quarter, revenue from monthly recurring fees and usage-based fees accounted for 71.6% and 28.0%, respectively, of our revenue from network services, compared to 68.0% and 29.8%, respectively, of such revenue for the 2007 quarter. The increases in total revenue and revenue generated by network services primarily resulted from an increase in the number of digital T1 transmission lines in service from 114,964 lines as of September 30, 2007 to 164,961 lines as of September 30, 2008, of which McLeodUSA accounted for 33,242 lines. The increase in revenue generated by network services was also partly attributable to increased revenue from application services and network security products. Growth of the network services business was constrained by fewer than expected billable minutes of use, increased pricing pressure, and an increase in customer attrition rates. PAETEC anticipates that these factors will adversely affect its rate of revenue growth for the remainder of 2008.

Revenue from carrier services increased $30.2 million, or 75.2%, to $70.3 million for the 2008 quarter from $40.1 million for the 2007 quarter. The increase in carrier services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service. For the 2008 quarter, revenue from monthly recurring fees and usage-based fees accounted for 43.0% and 49.6%, respectively, of our revenue from carrier services, compared to 28.7% and 70.3%, respectively, of such revenue for the 2007 quarter. The increase in monthly recurring fees as a percentage of total carrier services revenue is primarily attributable to the inclusion of McLeodUSA’s results for the 2008 quarter, as the McLeodUSA business has a higher percentage of monthly recurring fees as a percentage of total carrier services revenue than PAETEC’s business has had historically.

Access revenue represented 25.3% of carrier services usage-based fees for the 2008 quarter and 41.7% of carrier services usage-based fees for the 2007 quarter. Reciprocal compensation constituted 6.7% of carrier services usage-based fees for the 2008 quarter and 10.5% of carrier services usage-based fees for the 2007 quarter. The decrease in access fees and reciprocal compensation was principally attributable to a shift in product mix toward some IP-based and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to consolidation in the wireless communications industry.

Revenue from integrated solutions services increased $5.9 million, or 58.5%, to $16.1 million for the 2008 quarter from $10.2 million for the 2007 quarter. The increase in revenue generated by our integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, is partly attributable to our acquisition of Allworx Corp. during the fourth quarter of 2007. The operations of Allworx Corp. contributed $2.9 million to integrated solutions revenue during the 2008 quarter.

Cost of Sales. Cost of sales increased to $203.4 million for the 2008 quarter from $133.4 million for the 2007 quarter, in part because of the inclusion of McLeodUSA’s results for the 2008 quarter. In each quarter, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $122.9 million, or 60.4% of cost of sales, for the 2008 quarter from $98.6 million, or 73.9% of cost of sales, for the 2007 quarter. The decrease as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results, which reflect a broader facilities-based owned network, in the 2008 quarter.

Usage costs for local and long distance calls increased to $39.6 million, or 19.5% of cost of sales, for the 2008 quarter from $28.5 million, or 21.4% of cost of sales, for the 2007 quarter. The increase was partially offset by a decrease in the average usage rates we are charged by network providers.

Cost of sales as a percentage of total revenue increased from 47.0% for the 2007 quarter to 50.1% for the 2008 quarter. This increase was primarily attributable to inclusion for the 2008 quarter of the results of McLeodUSA and Allworx Corp., each of which has revenue streams with higher costs of sales as a percentage of revenue than those of PAETEC historically. The increase in cost of sales also reflected costs associated with an increase in equipment sales, an upgrade in PAETEC’s Southeast data network, and an increase in lower margin wholesale traffic. We anticipate that the integration activities related to consolidation and integration of the PAETEC and McLeodUSA networks will generate reductions in cost of services as a percentage of total revenue that we expect will partially offset these increased costs. We expect to achieve such savings in cost of sales primarily by increasing the use of switches and network assets and eliminating duplicative network costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $149.7 million for the 2008 quarter from $100.4 million for the 2007 quarter. The total increase was primarily attributable to our business acquisitions following the 2007 quarter. These acquisitions contributed to an increase in salaries, wages, commissions and benefits of $25.2 million, of which $24.8 million was due to an increase in our total number of employees from approximately 2,300 at September 30, 2007 to approximately 3,914 at September 30, 2008, as well as to an increase of $2.3 million in sales commissions paid to PAETEC’s sales force for their contribution to the increase in total revenue. An increase in facilities expense necessary to support the broader network infrastructure after the McLeodUSA acquisition also contributed to the total increase in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total revenue increased to 36.9% for the 2008 quarter from 35.4% for the 2007 quarter.

For the remainder of 2008, we expect a decline in selling, general and administrative expenses as a percentage of total revenue, in part because of initiatives PAETEC is undertaking to contain these costs, which are described under “Recent Operating Results” above. PAETEC also expects to continue to achieve cost savings from its acquisition of McLeodUSA and related integration activities, including a reduction in the rate of growth of our employee levels, elimination of duplicative facilities, consolidation of back office and information technology systems, and elimination of redundant professional services and other corporate overhead costs.

Impairment Charge. As described above under “Overview,” PAETEC determined that goodwill was impaired and recorded a non-cash charge of $340.0 million in the 2008 quarter based on a preliminary assessment.

Integration and Restructuring Costs. In connection with the McLeodUSA merger, PAETEC has incurred integration and restructuring costs. PAETEC recognized approximately $3.8 million of such costs for the 2008 quarter, primarily related to costs associated with employee separations. Substantially all of the recognized amounts are expected to be paid by August 2012.

Depreciation and Amortization. Depreciation and amortization expense increased to $53.4 million for the 2008 quarter from $35.2 million for the 2007 quarter. The increase was largely attributable to increased depreciation expense resulting from an increase of $519.2 million in gross property and equipment since September 30, 2007, primarily as a result of property and equipment acquired in our acquisition of McLeodUSA and as part of our network deployment and maintenance. The increase was also partly attributable to the write-up of intangible assets associated with the US LEC, McLeodUSA, and Allworx acquisitions. The increase in depreciation and amortization expense was offset in part as we ceased to record depreciation on some of our older equipment that had reached the end of its useful life. We expect that depreciation expense for full-year 2008 will increase from depreciation expense for full-year 2007 due to our addition of gross property and equipment from McLeodUSA and to expected higher levels of capital expenditures in 2008.

Interest Expense. Our average outstanding debt balances increased to $882.7 million for the 2008 quarter from $798.0 million for the 2007 quarter, as a result of the $300 million principal amount of senior notes we issued in July 2007 and the $100 million incremental term loan facility we obtained in January 2008 in connection with our acquisition of McLeodUSA. Interest expense increased to $18.2 million for the 2008 quarter from $18.0 million for the 2007 quarter due to the higher average outstanding debt balances. A decrease in borrowing rates limited the interest expense increase, as the average annual borrowing rates under our senior credit facility agreement and our senior notes declined to 7.7% as of September 30, 2008 from 8.5% as of September 30, 2007.

Income Taxes. The benefit from income taxes for the 2008 quarter is based on the estimated annual effective tax rate applicable to PAETEC and its subsidiaries for full-year 2008. The difference between the statutory rate and our effective tax rate for the 2008 quarter was primarily attributable to the impact of the goodwill impairment charge, which is non-deductible for tax purposes, and non-deductible stock based compensation.

We adopted Financial Accounting Standards Board Interpretation 48 on January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions as of September 30, 2008 was $0.3 million, the majority of which, if recognized, would affect the effective tax rate.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

The following comparison of our operating results for the nine months ended September 30, 2008, which we refer to as our “2008 nine-month period,” to our operating results for the nine months ended September 30, 2007, which we refer to as our “2007 nine-month period,” is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007 and our acquisition of McLeodUSA Incorporated on February 8, 2008. US LEC’s operating results are included in our results beginning on March 1, 2007, and McLeodUSA’s operating results are included in our results beginning on February 9, 2008. Because of the significance of these two transactions, our operating results for the 2008 nine-month period and 2007 nine-month period are not directly comparable.

Revenue. Total revenue increased $417.8 million, or 55.5% , to $1,170.1 million for the 2008 nine-month period from $752.4 million for the 2007 nine-month period, principally because of the inclusion of US LEC’s results for the full 2008 nine-month period and McLeodUSA’s results for a portion of the 2008 nine-month period. Of our total revenue for the 2008 nine-month period, revenue from network services, carrier services and integrated solutions services accounted for 78.9%, 17.1% and 4.0%, respectively, compared to 82.4%, 13.9% and 3.7%, respectively, for the 2007 nine-month period.

Revenue from network services increased $302.8 million, or 48.8%, to $922.9 million for the 2008 nine-month period from $620.0 million for the 2007 nine-month period. For the 2008 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 71.2% and 28.2%, respectively, of our revenue from network services, compared to 65.9% and 32.0%, respectively, of such revenue for the 2007 nine-month period. The increase in network services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service, as well as increased revenue from application services and network security products.

Revenue from carrier services increased $95.0 million, or 90.5%, to $199.9 million for the 2008 nine-month period from $104.9 million for the 2007 nine-month period. The increase in carrier services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service. For the 2008 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 41.9% and 50.5%, respectively, of our revenue from carrier services, compared to 30.2% and 68.9%, respectively, of such revenue for the 2007 nine-month period. The increase in monthly recurring fees as a percentage of total carrier services revenue is primarily attributable to the inclusion of McLeodUSA’s results for a portion of the 2008 nine-month period, as the McLeodUSA business has a higher percentage of monthly recurring fees as a percentage of total carrier services revenue than PAETEC’s business has had historically.

Access revenue represented 26.2% of carrier services usage-based fees for the 2008 nine-month period and 42.8% of carrier services usage-based fees for the 2007 nine-month period. Reciprocal compensation constituted 6.9% of carrier services usage-based fees for the 2008 nine-month period and 11.3% of carrier services usage-based fees for the 2007 nine-month period. The decrease in access fees and reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward IP-based and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC.

Revenue from integrated solutions services increased $20.0 million, or 72.8%, to $47.4 million for the 2008 nine-month period from $27.4 million for the 2007 nine-month period. The increase in revenue generated by our integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, is partly attributable to our acquisition of Allworx Corp. during the fourth quarter of 2007.

Cost of Sales. Cost of sales increased to $581.4 million for the 2008 nine-month period from $353.6 million for the 2007 nine-month period, in part because of the inclusion of US LEC’s results for the full 2008 nine-month period and the inclusion of McLeodUSA’s results for a portion of the 2008 nine-month period. In each period, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $354.1 million, or 60.9% of cost of sales, for the 2008 nine-month period from $260.4 million, or 73.7% of cost of sales, for the 2007 nine-month period. The decrease as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results, which reflect a broader facilities-based owned network, in the 2008 nine-month period.

Usage costs for local and long distance calls increased to $114.0 million, or 19.6% of cost of sales, for the 2008 nine-month period from $76.1 million, or 21.5% of cost of sales, for the 2007 nine-month period. The increase was partially offset by a decrease in the average usage rates we are charged by network providers.

Cost of sales as a percentage of total revenue increased from 47.0% for the 2007 nine-month period to 49.7% for the 2008 nine-month period. This increase was primarily attributable to the inclusion of the results of US LEC and Allworx Corp. for the full 2008 nine-month period and the inclusion of McLeodUSA’s results for a portion of the 2008 nine-month period. Each of the acquired companies has revenue streams with higher costs of sales as a percentage of revenue than those of PAETEC historically. The increase in cost of sales also reflected the costs associated with an increase in equipment sales, an upgrade in PAETEC’s Southeast data network, and an increase in lower margin wholesale traffic.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $428.3 million for the 2008 nine-month period from $272.0 million for the 2007 nine-month period. The total increase was primarily attributable to our business acquisitions following the 2007 nine-month period. These acquisitions contributed to an increase in salaries, wages, commissions and benefits of $77.0 million, of which $72.3 million was due to an increase in our total number of employees from approximately 2,300 at September 30, 2007 to approximately 3,914 at September 30, 2008, as well as to an increase of $6.3 million in sales commissions paid to PAETEC’s sales force for their contribution to the increase in total revenue. An increase in facilities expense necessary to support the broader network infrastructure after the McLeodUSA acquisition also contributed to the total increase in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total revenue increased to 36.6% for the 2008 nine-month period from 36.1% for the 2007 nine-month period.

Impairment Charge. As discussed above under “Overview,” PAETEC determined that goodwill was impaired and recorded a non-cash charge of $340.0 million in the 2008 nine-month period based on a preliminary assessment.

Integration and Restructuring Costs. In connection with the McLeodUSA merger, PAETEC has incurred integration and restructuring costs. PAETEC recognized approximately $6.6 million of such costs for the 2008 nine-month period, primarily related to costs associated with employee separations. Substantially all of the recognized amounts are expected to be paid by August 2012.

Depreciation and Amortization. Depreciation and amortization expense increased to $145.5 million for the 2008 nine-month period from $69.3 million for the 2007 nine-month period. The increase was primarily attributable to increased depreciation expense resulting from an increase of $519.2 million in gross property and equipment since September 30, 2007, primarily as a result of property and equipment obtained in our acquisition of McLeodUSA and as part of our network deployment and maintenance. The increase was also partly attributable to the write-up of intangible assets associated with the US LEC, McLeodUSA, and Allworx acquisitions. The increase in depreciation and amortization expense was offset in part as we ceased to record depreciation on some of our older equipment that had reached the end of its useful life.

Interest Expense. Interest expense increased to $54.8 million for the 2008 nine-month period from $51.0 million for the 2007 nine-month period, primarily due to the higher average outstanding debt balances during the 2008 nine-month period that resulted from the $300 million principal amount of senior notes we issued in July 2007 and the $100 million incremental term loan facility we obtained in January 2008. The average outstanding debt balances were $877.2 million for the 2008 nine-month period and $707.2 million for the 2007 nine-month period.

Income Taxes. The benefit from income taxes for the 2008 and 2007 nine-month periods includes a benefit from federal and state taxes and is based on the estimated annual effective tax rate applicable to PAETEC for full-year 2008. The difference between the statutory rate and our effective tax rate for the 2008 nine-month period is primarily due to the impact of the goodwill impairment charge, which is non-deductible for tax purposes, and non-deductible stock-based compensation.

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

Sources and Uses of Cash. PAETEC’s cash flows for the nine months ended September 30, 2008 and 2007, respectively, were as follows (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net cash provided by operating activities	$71,529	$50,514
Net cash used in investing activities	$(195,994)	$(282,060)
Net cash provided by financing activities	$84,032	$290,142

The $21.0 million increase in cash flows from operating activities for the 2008 nine-month period over the 2007 nine-month period was primarily attributable to a $30.5 million increase in net income adjusted for non-cash items, which was partially offset by a $9.5 million decrease in working capital.

PAETEC’s investing activities during the 2008 nine-month period related primarily to the McLeodUSA acquisition, while its investing activities during the 2007 nine-month period related primarily to the US LEC merger. PAETEC also made expenditures related to the purchase and installation of property and equipment during both the 2008 and 2007 nine-month periods.

Net cash provided by financing activities in the 2008 nine-month period of $84.0 million was primarily related to the $100 million of borrowings under PAETEC’s new incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition. In the 2007 nine-month period, net cash provided by financing activities of $290.1 million reflected PAETEC’s borrowings of $1.1 billion to finance the US LEC merger, the effect of which was offset in part by the early retirement of US LEC’s debt.

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

Indebtedness. At September 30, 2008, PAETEC had approximately $882.7 million of total indebtedness, net of unamortized discount of $4.9 million, which had an overall weighted average annual interest rate of 7.9%, including debt discount and excluding deferred financing costs.

During the quarter ended June 30, 2008, PAETEC was required to pay an additional $9.8 million of principal on its credit facility term loans as a result of excess cash flows generated during its 2007 fiscal year as calculated under the terms of its credit agreement.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period may not exceed 5.00:1.00. PAETEC was in compliance with this financial covenant as of September 30, 2008.

In October 2008, PAETEC drew down $50.0 million principal amount of borrowings under its revolving credit facility, which was the maximum amount available to PAETEC under the facility. Our board of directors authorized the drawdown on the revolving loans based on its consideration of, among other matters, the current adverse conditions in the credit markets and uncertainties concerning the timetable for a recovery of those markets. See Note 13 to the condensed consolidated financial statements appearing elsewhere in this report for a description of the revolving credit loans.

On November 12, 2008, PAETEC entered into an interest rate swap agreement, with an initial notional amount of $325 million, effective April 30, 2009. The notional amount will be increased to $400 million on June 30, 2009. PAETEC is entering into the agreement in order to hedge the interest rate variability of PAETEC’s debt and to replace the existing swap agreements which will be maturing on April 30, 2009 and June 30, 2009. Beginning June 30, 2009, PAETEC’s anticipated borrowing rate on the $400 million of variable rate debt subject to the interest rate swap will be approximately 5.35%. See Note 13 to the condensed consolidated financial statements appearing elsewhere in this report for a description of the interest rate swap agreement.

Capital Requirements. We expect that, to maintain and enhance our network and services and to generate planned revenue growth, we will continue to require significant capital expenditures. We currently estimate that our capital expenditures, including assets we anticipate acquiring under capital leases, will total between $122.0 million to $147.0 million for 2008. We made capital expenditures of $31.3 million in the third quarter of 2008, and $87.4 million in the first three quarters of 2008, principally for expansion of our network. We expect to fund all of our 2008 capital expenditures from available cash flows. The actual amount and timing of our capital requirements may differ materially from our estimates as a result of regulatory, technological and competitive developments in our industry.

Stock Repurchase Program. During the 2008 quarter, PAETEC’s board of directors authorized the repurchase of up to $30.0 million of PAETEC’s outstanding common stock through August 2009, subject to conditions. Under the repurchase program, PAETEC may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC to repurchase any specific number of shares and may be modified or discontinued at any time. The board of directors has fixed the size of the program at the maximum amount currently permitted under PAETEC’s debt agreements for the period indicated assuming future compliance with applicable covenants.

During September 2008, PAETEC repurchased, at fair market value and on the open market, a total of 2,461,800 shares at a total cost of approximately $8.5 million. In connection with the repurchase, PAETEC paid commissions totaling less than $0.1 million. All repurchased shares will be retired and resume the status of authorized and unissued shares.

We believe that our cash on hand and cash flow from operations will provide sufficient cash to enable us to fund our planned capital expenditures, make scheduled principal and interest payments, meet our other cash requirements and maintain compliance with the terms of our financing agreements for at least the next 12 months. The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services, on new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year and Item 1A of Part II of this report. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we successfully complete any acquisitions of businesses or assets, if we seek to accelerate the expansion of our business or if we modify our business plan, we may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Any inability by us to generate or obtain the sufficient funds that we may require could limit our ability to increase revenue or operate profitably.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. PAETEC is currently evaluating the impact of SFAS No. 162, but does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

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

PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of September 30, 2008, $581.2 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00% on $175.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $400.0 million of variable-rate debt subject to an interest rate swap contract as of September 30, 2008 would result in a fluctuation of approximately $4.0 million in PAETEC’s annual interest expense in the absence of the interest rate swap contracts.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. This evaluation excluded the internal control over financial reporting of McLeodUSA’s operations, which PAETEC acquired on February 8, 2008. As of and for the nine months ended September 30, 2008, total assets and total revenue of McLeodUSA’s operations not evaluated with respect to the effectiveness of internal control over financial reporting constituted 43.0% and 24.5% of PAETEC’s consolidated total assets and total revenue, respectively.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Legal Proceedings” in Part I and under the caption “Litigation” in Note 14 to the consolidated financial statements included in that report. For updated information about some of these proceedings, see Note 10 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in Note 10 under the caption “Litigation,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

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

Adverse developments in the credit and capital markets and a general slowdown in business activity have had, and may continue to have, a negative impact on PAETEC’s business.

Adverse conditions in the debt security and syndicated loan markets, which have significantly reduced the availability of corporate credit, are increasingly affecting the global financial system and equity markets. These conditions and other factors have contributed to a slowdown of business activity across a broad range of industries. PAETEC believes that the financial and economic pressures faced by its business customers in this environment of diminished consumer spending and tightened credit have had and may continue to have an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. In addition, as a result of the current conditions, PAETEC’s ability to access the debt and equity markets may be restricted at a time when it would like, or need, to access such markets, which could have an adverse effect on PAETEC’s flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had and may continue to have an adverse effect on the market value of PAETEC’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of common stock during the quarter ended September 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (in thousands)
July 1, 2008 – July 31, 2008	—	$—	—	$—
Aug. 1, 2008 – Aug. 31, 2008	—	$—	—	$30,000
Sept. 1, 2008 – Sept. 30, 2008	2,461,800	$3.45	2,461,800	$21,490

Quarter ended Sept. 30, 2008	2,461,800	$3.45	2,461,800	$21,490

(1)	Represents shares of common stock purchased by PAETEC in open-market transactions pursuant to the repurchase program announced on August 13, 2008, which provides for the repurchase from time to time of up to $30 million of PAETEC’s common stock, at the company’s discretion, and subject to conditions, through August 2009.
(2)	The dollar values listed in this column include commissions paid to brokers to execute the transactions.

Item 5.	Other Information

On November 12, 2008, PAETEC entered into an interest rate swap agreement, with an initial notional amount of $325 million, effective April 30, 2009. The notional amount will be increased to $400 million on June 30, 2009. PAETEC is entering into the agreement in order to hedge the interest rate variability of PAETEC’s debt and to replace the existing swap agreements which will be maturing on April 30, 2009 and June 30, 2009. PAETEC has agreed to pay a fixed interest rate of 2.85%, payable on a monthly basis, with the first interest payment due on May 29, 2009. The counterparty has agreed to pay, beginning May 29, 2009, a floating interest rate equal to the one-month LIBOR rate. The interest rate swap agreement matures on June 30, 2011. Beginning June 30, 2009, PAETEC’s anticipated borrowing rate on the $400 million of variable rate debt subject to the interest rate swap will be approximately 5.35%.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated: November 14, 2008	By:	/s/ Keith M. Wilson
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