Form 10-K
period 2008-12-31
PAETEC Holding Corp.
filed 2009-03-12
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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

Large accelerated filer	☐		Accelerated filer ☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $690.3 million based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the registrant’s common stock outstanding on March 6, 2009 was 140,745,517.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2009 Annual Meeting of Stockholders	Part III

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

Unless we indicate otherwise, references in this report to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and PAETEC Corp. and its subsidiaries for all periods before the completion of the merger with US LEC Corp. on February 28, 2007. For the period beginning on March 1, 2007 through February 8, 2008, such references also include US LEC Corp. and its subsidiaries. On February 8, 2008, PAETEC completed its acquisition by merger of McLeodUSA Incorporated. For the period beginning on February 9, 2008, such references refer to PAETEC Holding Corp. and its subsidiaries, including US LEC Corp., and McLeodUSA Incorporated and their respective subsidiaries.

Item 1.	Business.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. As of March 1, 2009, PAETEC Holding had in service 170,213 digital T1 transmission lines, which represented the equivalent of 4,085,112 access lines, for approximately 47,000 business customers in a service area encompassing 80 of the top 100 metropolitan statistical areas.

PAETEC Holding was incorporated in Delaware in August 2006, and its predecessor, PAETEC Corp., was incorporated in Delaware in 1998. PAETEC Holding is a holding company that conducts its operations through wholly-owned subsidiaries. PAETEC Holding’s principal executive offices are located at One PAETEC Plaza, 600 Willowbrook Office Park, Fairport, New York 14450, and our telephone number at that address is (585) 340-2500.

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

As of March 1, 2009, PAETEC delivers its communications services in 42 states and the District of Columbia. Prior to its acquisition of McLeodUSA Incorporated, or “McLeodUSA,” PAETEC historically has employed a cost-effective network strategy of combining telephone and data transmission lines that it leases with other electronic network components that it owns and operates to serve its customers in 24 states in the Eastern and Southern regions of the United States, parts of the Midwest and Western regions and the District of Columbia. With the acquisition of McLeodUSA, in February 2008, PAETEC has been able to complement this strategy and extend its geographic service coverage with the addition of a large facilities-based network that offers integrated communications services in portions of 20 states, 18 of which PAETEC did not previously serve, in the Midwest, Rocky Mountain, Southwest and Northwest regions of the United States.

As of March 1, 2009, PAETEC’s broadband network and facilities spanned approximately 19,100 local route miles, and PAETEC operated 120 switching facilities that provide traditional voice and Internet Protocol, or “IP,” capabilities, and had more than 4,560,000 access line equivalents in service, including “plain old telephone service,” or “POTS,” lines.

Although PAETEC’s existing base of residential customers increased as a result of the McLeodUSA acquisition and it expects to continue to support that base, PAETEC does not actively market residential services to new customers. PAETEC’s provision of residential services is not a material part of its business.

Services and Solutions

PAETEC has designed its network, developed its back office systems and trained its employees and sales agents to support a broad line of services. PAETEC believes that its ability to bundle a package of value-added communications services enables it to build customer loyalty, increase the penetration of its existing markets and facilitate its entry into additional markets.

Network Services

PAETEC offers a range of network services and solutions to its retail end-user customers, including both voice services, such as local telephone services and domestic and international long distance services, and data services, such as broadband Internet access services and virtual private network services. PAETEC also provides other services that relate to its core business, such as service management tools that permit its customers to prioritize their IP applications, as well as data backup and recovery applications and web hosting services. PAETEC’s strategy has been to expand these service offerings over time and to complement them with a variety of “integrated solutions” that it also offers on a retail basis. PAETEC derived approximately 79% of its total revenue for 2008 from its network services.

Local Telephone Services. PAETEC’s local telephone service offering provides basic local dial tone service, as well as additional services, such as directory assistance, call forwarding and call hunting. PAETEC is certified to offer local telephone services in 48 states and the District of Columbia.

Long Distance Services. PAETEC offers a range of switched and dedicated long distance services to customers connected to its network. These include services that originate and terminate within the same local transport area and in different local transport areas, international services, 1+ outbound services and inbound toll-free services. PAETEC also offers ancillary long distance services, such as audio and web conferencing services. In those instances where PAETEC is not able to connect a customer to its network, the company resells the long distance services of other communications carriers. PAETEC generally sells its long distance services as part of a bundle that includes one or more of its local services offerings, its other network service offerings and/or its integrated solutions offerings.

Access Services. In addition to services it provides to its retail end-user customers, PAETEC offers switched and dedicated access services that other communications providers use when they originate or terminate long distance calls to or from PAETEC’s retail end-user customers. PAETEC also provides access services to other local exchange carriers when it terminates local calls made by the customers of other local carriers.

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

•

Virtual private network services. Virtual private networks, or “VPNs,” are networks that are typically leased linking multiple customer locations by using computer software to dedicate circuits solely for the customer’s use, instead of building a physical circuit to each customer location. PAETEC offers VPN services to businesses seeking a cost-effective means of creating their own secure networks for communicating and conducting business with their employees, customers and suppliers.

•

Internet security services. To supplement its Internet access services, PAETEC offers data encryption services and electronic message screening services on a resale basis to customers that seek to minimize security issues associated with direct Internet access.

Related Services. PAETEC offers its customers in some regions the following additional services that relate to its core business:

•

IP traffic classification. PAETEC’s service management tools enable customers to classify their IP traffic into tiers for voice, video conferencing, enterprise data and Internet traffic. These tools permit some types of traffic to be prioritized to ensure higher quality during transmission and delivery.

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

•

Virtual NXX: PAETEC also offers its business customers a remote office feature that enables them to place calls from any location but appear to be calling from their offices, as well as a simultaneous ring feature that provides customers with the ability to have their calls ring at multiple locations, affording customers greater flexibility than traditional call forwarding.

Carrier Services

PAETEC supplements the network services and integrated solutions it provides to end users on a retail basis with its wholesale offering of voice and data “carrier services” to other communications providers and to larger-scale purchasers of network capacity. PAETEC’s carrier services customers include communications companies that resell PAETEC’s local and long distance services, interactive voice response providers, Voice over Internet Protocol, or “VoIP,” providers, other “competitive carriers” such as PAETEC that were formed as a result of the Telecommunications Act of 1996, wireless service providers, web services providers and Internet service providers. PAETEC derived approximately 17% of its total revenue for 2008 from its carrier services.

PAETEC offers the following services to some or all of its carrier customers:

•	dedicated local services, including primary rate interface, or “PRI,” services, that provide high capacity local service for carrier access services, such as dial-up Internet access and VoIP services;

•	local voice and related enabling services, such as digital loop carrier services and local switching services;

•	long distance network services;

•	origination, including toll-free origination, for competitive local providers and other carriers;

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

•

physical fiber circuitry without electronics, sometimes referred to as “dark fiber,” enabling the customer to “light,” or activate, fiber for purposes of providing bandwidth services to their end users; and

•	collocation services in which the customer’s equipment is installed in PAETEC’s network equipment centers.

The majority of PAETEC’s carrier services revenue is generated from terminating and originating communications traffic to and from end-user customers on the PAETEC network that is sent to and from these end users by other communications companies. PAETEC historically has generated the majority of these revenues by terminating and originating traditional long distance services. PAETEC provides its regional customers, through the company’s centralized network equipment centers, with the flexibility to extend their coverage areas without extending their operational centers or investing in additional personnel.

Integrated Solutions

As part of its package of retail solutions offerings, PAETEC offers a variety of customized services that help customers build and operate their own voice and data networks. Sales of these offerings can follow or often result in subsequent sales of one or more of PAETEC’s network services. These customized services enhance customer retention and frequently represent a decisive factor for customers that choose PAETEC over its competitors for the provision of network services. PAETEC derived approximately 4% of its total revenue for 2008 from its integrated solutions.

Applications Services. PAETEC’s Pinnacle software product provides customers with many of the network management and cost allocation capabilities of a telecommunications carrier. Customers using PAETEC’s software are able to perform rate inquiries, initiate trouble ticketing, track work orders and perform other tasks associated with maintaining a large scale internal telecommunications network. In addition, Pinnacle software customers can track and allocate the costs of voice, data and other communications charges at the individual, departmental and general ledger levels. PAETEC’s target market segment for the Pinnacle software products includes institutions with large internal telecommunications networks, such as Fortune 1,000 companies, universities and government agencies.

Network Design and Implementation. PAETEC offers design, installation and maintenance services for networks, including local and wide area networks, located on the customers’ premises.

Customer Premise Equipment Sales, Installation and Leasing. PAETEC sells and installs equipment located on its customers’ premises. This equipment historically has included private branch exchanges, local area networks and servers and routers. Through its Allworx Corp., or “Allworx,” subsidiary, PAETEC develops and sells complete phone and network systems and provides software and digital hardware engineering services specifically designed to benefit small and medium-sized businesses. In addition, to complement its own work force, PAETEC establishes relationships with local equipment installation companies to sell and install equipment that PAETEC does not sell directly. PAETEC also facilitates the network integration efforts of select customers through its “Equipment for Services” program. This program helps customers secure financing from third parties to lease the telecommunications equipment. PAETEC includes the equipment lease charges due to the third party on the customers’ regular invoices for the telecommunication services they purchase from PAETEC and remits the associated equipment lease payment collected from the customer to the third-party financing company.

Managed Services. PAETEC provides billing and customer care services for the telecommunications resale programs of universities. As part of these services, PAETEC manages the provision of high-speed communications services, including high-speed Internet access and enhanced voice and video services, at universities and private student housing complexes.

PAETEC’s Network Architecture and Deployment

Overview. PAETEC has developed, installed and continues to invest in a flexible network that facilitates delivery of its voice and data services. To deploy its network, PAETEC historically has employed a cost-effective strategy of combining telephone and data transmission lines that it leases with other electronic network components that it owns and operates. PAETEC believes that this network deployment strategy has allowed it to enter new markets relatively rapidly and to offer its customers flexible technological solutions tailored to their specific needs. PAETEC also believes that this flexible network deployment strategy will allow it to adapt to emerging technological innovations. PAETEC has augmented this approach through its acquisition of McLeodUSA’s substantial fiber-based network.

“Last Mile.” PAETEC primarily connects its customers to its network by leasing “special access” digital T1 transmission lines. PAETEC supplements its use of special access lines with unbundled network element, or “UNE,” high capacity loops, or UNE digital T1 transmission lines, which we refer to as “UNE digital T1.” Both types of access lines provide a dedicated connection between customer locations and PAETEC switches. PAETEC has obtained almost all of these digital transmission lines from the major incumbent local exchange carriers such as AT&T Inc., Verizon Communications, Qwest Corporation and Embarq Corporation. Each last mile connection provides PAETEC customers with up to 1.5 Megabits per second, or “Mb/s,” of network capacity, over which PAETEC can provide network services. PAETEC also has relationships with providers to supply alternative types of last mile connectivity to certain locations. PAETEC’s strategy traditionally has been to form relationships with multiple providers of last mile access to locations where alternative last mile facilities are available to improve service reliability through alternative network paths and to lower its costs through competitive procurement. PAETEC’s acquisition of McLeodUSA has also enabled it to provide direct access to a limited number of buildings using its own last mile facilities. These PAETEC-owned facilities are capable of providing up to 1 gigabit Ethernet managed services to the customers located in those buildings, as well as services via digital system cross-connect frame, or “DSX,” and very high capacity optical carrier, or “OC-n,” lines. Through PAETEC’s subsidiary, MPX, Inc., PAETEC can provide direct wireless “last mile” access using a variety of speeds over wireless spectrum at the DS-x, OC-x, or Ethernet levels of 10, 100 or 1,000 Mb/s.

Packet Technology. PAETEC’s network infrastructure and operations support systems enable it to control the types of services that it offers, how these services are packaged and how they are integrated to serve customers. Through its installation of IP routers at its switch sites, PAETEC has broadly deployed packet-based technology across its service area as it migrates from traditional circuit-switching technology. Circuit switch-based systems, which historically have dominated the public telephone network, establish a dedicated channel for each communication, such as a telephone call for voice or fax, maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switched systems format the information to be transmitted into a series of shorter digital messages called “packets.” Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. Unlike circuit-switching, packet-switching does not require a single dedicated channel between communication points. This type of communication between sender and receiver is considered connectionless, rather than dedicated. Traffic over the Internet, which is a connectionless network, uses packet-switching technology. We believe a transition to combining the delivery of PAETEC data and voice services over a converged packet-based network enables

PAETEC to streamline the delivery of core communications services to our customer base in a more flexible manner than circuit-switching technology has permitted, to deliver a new generation of product offerings, and to leverage our network assets more effectively and efficiently.

Network Infrastructure and Backbone Network. PAETEC’s network backbone enables it to offer high-quality Internet access and VPN services. This backbone consists of high-capacity fiber optic facilities that allow PAETEC to transport traffic between points on its network. With its acquisition of McLeodUSA, PAETEC obtained a large fiber-based backbone that reaches portions of 20 states. As of March 1, 2009, PAETEC’s fiber backbone network spanned approximately 13,400 intercity and 5,700 metropolitan local route miles and encompassed approximately 1,000,000 intercity backbone fiber miles and 550,000 fiber miles of metropolitan local fiber optic cable. PAETEC primarily leases fiber backbone facilities between locations where it does not operate its fiber network. The packet-switching portion of PAETEC’s backbone is based on Internet Protocol, which is a broadly deployed standards-based protocol that allows unrelated computer networks to exchange data and is the technological basis of the Internet. IP technology has enabled PAETEC to accelerate network traffic flow and has made it easier and less costly for PAETEC to manage its network. This technology generally makes more of the network capacity available for revenue-generating customer traffic. PAETEC’s backbone network is intended to provide a network switching presence closer to the customer to reduce access mileage and switching costs, and to allow the company to expand its network rapidly to meet customer demand. The regional design also is intended to enhance service reliability and allow PAETEC to improve quality and performance.

Collocations. The acquisition of McLeodUSA also provided PAETEC approximately 630 collocations, enabling it to access special access digital T1 lines and UNE digital T1 lines from within the central offices of regional Bell operating companies, or “RBOCs,” to connect to customer locations in local service areas using shorter access loops. In addition, PAETEC can serve outlying areas of its markets where it does not have collocations by using enhanced extended loops, or “EELs,” or special access T1 lines to connect more remote customer locations to its network.

Geographic Markets

As of March 1, 2009, PAETEC provided service in 80 of the top 100 metropolitan statistical areas and operated 120 switches.

Sales and Marketing

Network Services Sales Strategy. PAETEC targets large, medium-sized and, to a lesser extent, small business customers that it believes can benefit from the company’s value-added services. PAETEC pursues a decentralized sales strategy, which grants its sales representatives substantial flexibility to negotiate the pricing and other terms of its customer agreements, subject to meeting specified revenue and profitability requirements. For this strategy to succeed, PAETEC must be able to attract, train, motivate and retain skilled sales professionals. PAETEC seeks to recruit sales representatives with experience working for other communications providers, telecommunications equipment manufacturers and network systems integrators in the company’s existing and target markets. PAETEC then augments that experience with an internal training program and software tools that provide its sales representatives with the information they need to negotiate profitable customer contracts.

Sales of network services in each of the markets in which PAETEC provides such services is led by PAETEC’s President of National Sales and Service, who is responsible for the acquisition and retention of all network services accounts and who reports directly to PAETEC’s Chief Operating Officer. Network sales teams are divided into four regions, with a regional sales president responsible for managing all direct sales, agent sales, account development, network design and service engineering in the assigned region. Each sales team generally includes branch sales managers, account managers, sales representatives, sales engineers and field technicians. PAETEC’s sales teams use a variety of methods to qualify leads and schedule initial appointments, including developing relationships with local industry associations and obtaining customer referrals. PAETEC believes this regionalized sales structure allows the company to maintain personalized customer service across its national operations.

PAETEC’s sales representatives generally make the initial customer contacts and sales. After the initial sale, PAETEC provides follow-up support and the sale of additional services, based on the size of the customer account, either through an account manager assigned to the customer or as part of the customer service organization. PAETEC also provides the local sales offices with technical resources to support the sales force and to coordinate switching the customer to PAETEC service. PAETEC’s service agreements with new customers generally have a fixed period initial term (currently averaging approximately 33 months) and a specified volume commitment, which volume commitment is typically measured on a monthly basis. The service agreement may be terminated by the customer at any time following a specified notice period and upon payment of a termination fee. Following expiration of the initial term, PAETEC seeks to enter into a new term agreement with the customer. If a new agreement is not reached, the initial agreement will continue either on a term or monthly basis. Some of PAETEC’s integrated solutions agreements have initial terms of up to five years.

For each prospective customer, PAETEC’s network services sales force uses proprietary software tools to allow the sales force to create a customized solution for the customer and to conduct profitability and pricing analysis for use in preparing proposals. This procedure serves to ensure that PAETEC maintains its focus on obtaining customers that meet internal profitability standards, while illustrating the potential benefits that a customer may realize by using a broader bundle of services. The focus of the software tool is to allow PAETEC’s network services sales representatives maximum flexibility in pricing individual services so long as each bundled sale is profitable. In this way, PAETEC’s sales representatives can customize their sales approach, using the company’s proprietary software, to the unique requirements and price sensitivities of each customer. PAETEC believes that this pricing flexibility provides its sales force with a competitive advantage over the sales efforts of many other telecommunications carriers. In addition, PAETEC believes this tailored approach to service pricing allows the company to position itself as a flexible and responsive service provider at the initial point of contact with customers.

Network Services Sales Force. As of March 1, 2009, approximately 1,000 of PAETEC’s employees were dedicated to developing and supporting its direct sales and marketing activities. As of the same date, PAETEC maintained a total of 74 sales offices in 34 states and the District of Columbia. Each sales office is generally staffed with at least one sales manager, who has primary responsibility for the results of that office. PAETEC uses its sales offices not only to target businesses and other customers operating within its markets, but also to solicit and service national accounts. To increase operating efficiency, some of its sales offices support the sales teams for multiple markets.

PAETEC requires each new member of its direct sales force to participate in an initial in-house training program, which includes seminars, on-the-job training and direct one-on-one supervision by experienced sales personnel. PAETEC also requires members of its direct sales force to participate in an ongoing training program designed to enhance their knowledge of the communications industry, the company’s services and the needs of its targeted customers. PAETEC seeks to motivate its direct sales force with a total compensation program that includes base salary, a cash commissions plan, and eligibility to participate in PAETEC’s long-term equity plan. The PAETEC sales commission program is primarily designed to reward the addition of new profitable customers and the sale of additional products and services to existing customers. The commission program also includes an element for some sales personnel that is designed to promote account retention and minimize customer turnover.

The efforts of PAETEC’s direct sales force are complemented by marketing activities conducted by independent sales agents. PAETEC seeks to select sales agencies that are well known to medium-sized and large businesses and institutions in their markets, and trains its sales agents on how to retain and develop the customer accounts they introduce to the company. For 2008, customers referred to PAETEC by its sales agents generated approximately 33% of the company’s network services revenue. As of March 1, 2009, approximately 100 of its employees were dedicated to developing and supporting its agent program.

Carrier Services Sales Strategy. Carrier services sales in each of the markets in which PAETEC provides such services are led by PAETEC’s President of Wholesale Services, who is responsible for the acquisition and retention of all carrier services accounts and who reports directly to PAETEC’s Chief Operating Officer. Initial sales are made through national account managers located in various sales offices throughout the company’s markets. Sales support is provided through carrier sales account managers and sales engineers. As of March 1, 2009, approximately 60 of PAETEC’s employees were dedicated to developing and supporting its carrier sales organization.

Customer Service. PAETEC believes that customer service has become a critical element in attracting and retaining customers in the communications industry. PAETEC has designed its customer service strategy to allow it to meet its customer needs rapidly and efficiently. PAETEC operates customer service centers in Cedar Rapids, Iowa and in Rochester, New York and also outsources some support functions with respect to residential and small business customers to a third-party service provider. Functions handled by the customer service operations include billing questions, order inquiries and changes to services. PAETEC operates network operations centers, or “NOCs,” in Rochester, New York, Cedar Rapids, Iowa and Charlotte, North Carolina to support its customers nationwide. The NOCs are staffed by skilled technicians who complete a certification program to advance through four levels of proficiency. The network operations center staff evaluates any out-of-service condition and directs remedial action to be implemented by PAETEC’s technical personnel or, where appropriate, its equipment vendors or external service providers. In addition, the network operations center staff maintains contact with the customer and prepares reports documenting the service issue and any corrective action taken. All alarm monitoring is now performed centrally by the staff operating from a network monitoring center in Cedar Rapids.

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

Customer Concentration. No single customer, or group of related customers, represented 10% or more of our total operating revenues for 2008, 2007 or 2006.

Back Office Systems

PAETEC believes that its information systems and procedures for operations support and other back office systems enable it to price its services competitively, to meet the needs of its customers and to interface with other carriers. PAETEC has consolidated the operational support systems for all its non-McLeodUSA operations with Oracle Metasolv Software, thus facilitating more efficient order entry, provisioning and order work flow management. The company is continuing its integration efforts to consolidate the operational support systems for McLeodUSA’s operations with those for PAETEC. PAETEC also is consolidating the non-McLeodUSA billing systems, with the goal of having all billing activities for the PAETEC and US LEC Corp., or “US LEC,” businesses operating from the Revchain billing platform by the end of the first quarter of 2010. During 2009, PAETEC will evaluate consolidation of the PAETEC and McLeodUSA billing operations.

PAETEC has developed a common sales tool that uses a combination of Oracle’s E-business suite and customized internal software. All network services sales personnel submit prospects and sales forecasts as well as generate customer proposals and contracts through this system. This sales tool enables PAETEC to have real-time, single source data on sales performance across the country. PAETEC continues to invest in the development of one common customer portal, PAETEC Online, and has implemented numerous customer self-service functions available via the Internet.

Acquisitions

Targeted Strategy. To supplement its internal growth, PAETEC has pursued a targeted acquisition strategy that has sought acquisition candidates that fulfill one or more of the following objectives:

•	to increase its penetration of existing markets;

•	to expand into new markets;

•	to augment the geographic scope of its network fiber-based assets, primarily in high density markets; and

•	to enhance its ability to sell and deliver value-added services.

PAETEC continues to seek acquisition candidates that will add customers and cash flow to its existing network services business or that will enhance its operating efficiencies by lowering access costs through the acquisition of fiber-based assets. In accordance with this strategy, PAETEC focuses its acquisition efforts on other competitive carriers, on local and long distance providers, on enhanced service providers, on network integrators and on equipment solutions providers. From time to time, PAETEC may consider selective acquisitions of those types of businesses that PAETEC believes will enhance its package of service offerings, increase its customer base and bring experienced back office, technical and customer service personnel to the company.

Acquisition of McLeodUSA Incorporated. On February 8, 2008, PAETEC completed its business combination by merger with McLeodUSA Incorporated. McLeodUSA became a wholly-owned subsidiary of PAETEC upon completion of the merger. McLeodUSA provides integrated communications services to small and medium-sized enterprises, and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers. See Note 3 to the consolidated financial statements appearing elsewhere in this report for additional information about PAETEC’s acquisition of McLeodUSA.

Competition

The telecommunications industry is highly competitive. PAETEC competes primarily on the basis of a flexible product solution, availability, reliability, variety, price and quality of its service offerings and on the quality of its customer service. PAETEC’s competitors in the provision of local and long distance, Internet connectivity, and related network services include:

•	incumbent carriers such as AT&T, Qwest, Verizon and Embarq;

•	local and long distance resellers, and other competitive carriers like PAETEC; and

•

other types of companies, including cable companies, Internet service providers, wireless carriers, satellite carriers, equipment vendors, network integration outsourcing vendors, and businesses offering long distance data and voice services using VoIP.

Incumbent Carriers. PAETEC believes that its primary competition in each of its markets will continue to be the incumbent carriers, which are the large telephone companies, such as AT&T, Qwest and Verizon, that historically provided local telephone service before the Telecommunications Act of 1996. Today, these companies offer a comprehensive package of local, long distance and Internet services to their customers in direct competition with PAETEC. AT&T and Verizon, which also have wireless affiliates, are also investing heavily to upgrade their wireline and wireless networks, which will enhance their ability to offer a range of services and compete with PAETEC.

Incumbent carriers generally have long-standing relationships with their customers, have resources substantially greater than PAETEC’s and have the potential to subsidize competitive services with revenue from a variety of other businesses. In addition, as demonstrated by the mergers between AT&T and SBC Communications, Inc., between Verizon and MCI, Inc., and between AT&T and BellSouth Corporation, some incumbent carriers are growing in size, which is expected to improve their ability to compete. The Communications Act of 1934, as amended, which we refer to as the “Communications Act,” and past decisions by the Federal Communications Commission, or “FCC,” and state regulatory commissions have established extensive obligations on the incumbent carriers to allow non-incumbent carriers such as PAETEC to interconnect with the facilities of the incumbent carriers and to obtain critical network elements, such as digital T1 transmission lines, from those carriers. The scope of such obligations, however, has been narrowed by recent court decisions and regulatory changes. These developments, which have resulted in increased pricing flexibility and relaxed regulatory oversight for incumbent carriers, may have a negative impact on PAETEC’s business opportunities and competitive position.

FCC decisions and policy initiatives have provided incumbent carriers with increased pricing flexibility for their private line, special access and switched access services. These FCC decisions and initiatives provide that, when an incumbent carrier demonstrates that competitors have made specified competitive inroads in providing a specified federally-regulated service in a geographic area, the incumbent carrier in that area may offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for its customers, or otherwise free itself of regulatory constraints. Regulators in some states have adopted or are considering similar forms of deregulation. These actions could have a material adverse effect on the ability of competitive carriers, including PAETEC, to compete with the incumbent carriers.

The ability of AT&T to increase its rates for some special access services is constrained for the near term as a result of conditions that were imposed by the FCC when AT&T merged with BellSouth. The longer term effect of these conditions and their impact, if any, on PAETEC’s ability to purchase special access at competitive rates is unclear, particularly if AT&T raises prices for special access services once the conditions expire. In addition, it is not clear what effect, if any, efforts at broader deregulation involving AT&T, Verizon and other incumbent carriers will have on the prices these carriers are able to charge for special access services or to lease portions of their networks to competitive carriers such as PAETEC.

Consolidation of Established Long Distance Operators and Other Competitive Carriers. PAETEC also faces, and expects to continue to face, competition from other current and potential market entrants. Consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to larger, better situated competitors as well as new competitors that may put PAETEC at a competitive disadvantage. The mergers between AT&T and SBC, between MCI and Verizon, and between AT&T and BellSouth increased the strength of those combined companies in both the local and long distance markets. These mergers also decreased the competitive alternatives available to PAETEC for various network elements and services. Many other incumbent and non-incumbent carriers also are expanding their facilities-based and non-facilities-based offerings in the long distance market. Other new competitive carriers already have established full service local operations in some of PAETEC’s current and target markets. Many competitive carriers and independent long distance service providers have been struggling financially, but PAETEC cannot accurately predict which of these carriers will be able to continue to compete effectively against it over time. PAETEC also cannot accurately predict all of the changes that the marketplace for telecommunications services may continue to experience.

Other Types of Companies. Other current and prospective competitors in the local and long distance voice and data markets include the following:

•	cable television companies;

•	Internet service providers;

•	VoIP providers;

•	wireless carriers; and

•	others, such as resellers of local and long distance telephone services, microwave carriers, service providers offering alternative access methods, and private networks built by large end users.

Cable Television Companies. Cable television companies such as Cablevision Systems Corp., Comcast Corporation, Cox Communications Inc. and Time Warner Cable Inc. have continued to deploy telecommunications and broadband Internet access services aggressively to customers on a broad scale to primarily residential and small business customers. These companies initially deployed telecommunications services using circuit-switched facilities, but, increasingly, these companies are using VoIP applications and other technologies to provide voice services in a less costly, more efficient manner. In addition, some of these companies, including Time Warner, Cox and Comcast, have announced plans to resell wireless services, which potentially could lead to the creation of new bundled competitive service offerings that incorporate multimedia components of cable television and wireless broadband Internet access services at competitive rates. Some of these companies recently have acquired a financial interest in spectrum capable of accommodating advanced mobile wireless services. Such a development also could result in additional competitive offerings.

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

VoIP Providers. PAETEC expects to face increasing competition from companies offering long distance data and voice services using VoIP. The emergence of these companies could present a competitive threat, principally because the regulatory classification of VoIP remains unclear. Providers of VoIP services may be able to avoid significant costs such as the payment of switched access intercarrier compensation fees, if these regulatory classification issues are resolved in favor of VoIP providers. Such a resolution could impede PAETEC’s ability to compete against these providers on the basis of price.

Wireless Service Providers. National carriers such as AT&T Mobility, Sprint Nextel, T-Mobile USA and Verizon Wireless, as well as smaller regional companies, provide voice services that increasingly are viewed by consumers as competitive with wireline telecommunications offerings. Robust growth in wireless usage has caused a decline in the volume of voice traffic carried by PAETEC and other wireline carriers. Cable television companies and other companies have entered into arrangements to resell or re-brand wireless services. Technological advances have allowed wireless service providers to add data transmission, Internet access services and next-generation services, such as mobile multimedia products. Recent spectrum auctions and other regulatory changes have afforded wireless service providers access to substantial additional spectrum resources that can be used for deployment of high-speed broadband wireless services. New wireless service providers could include Microsoft Corporation and Google Inc. using unlicensed white space spectrum, which is unused wireless spectrum between broadcast television channels. Additional spectrum auctions in the next few years may accelerate the deployment of wireless high-speed broadband networks and offerings. In addition, the introduction of fixed wireless applications has facilitated the creation of companies that are in the process of installing equipment and building networks that may offer the same types of services that PAETEC offers or intends to offer. A commercially successful deployment of WiMax technology, for example, would facilitate the development of similar broadband access services on a fixed and mobile basis. Some wireless service providers have long-standing relationships with customers and financial, technical, marketing and other resources substantially greater than PAETEC’s.

In the last few years, consolidation within the wireless industry has resulted in significant growth for the largest wireless providers. Wireless Holdings, Inc. and Sprint Nextel, together with a group of cable television operators and information technology companies, recently made major investments in Clearwire Corp. Continued consolidation within the wireless industry could further enhance the economies of scale that would improve the competitiveness of wireless service providers in the telecommunications market.

PAETEC expects that new competitors, including large computer hardware, software, media and other technology and telecommunications companies, will enter the tailored, value-added network services market, resulting in even greater competition. Some telecommunications companies and online services providers are currently offering broadband Internet access services, or have announced plans to expand these services and other network services. Other companies, including Time Warner, also have obtained or expanded their broadband Internet access products and services as a result of acquisitions. Still others, such as Google, are developing new technologies and applications, the effect of which PAETEC cannot determine at this time. These developments may permit PAETEC’s competitors to devote greater resources to the marketing of existing competitive products and services and the creation of new competitive products and services. In addition, the ability of some of PAETEC’s competitors to bundle other services and products with outsourced corporate networking services or Internet access services could place it at a competitive disadvantage.

Regulation

PAETEC’s services are subject to varying degrees of federal, state and local regulation. The following summary of regulatory developments and legislation does not purport to describe all current and proposed federal, state and local regulations, administrative rulemakings and legislation affecting PAETEC. Federal and state legislation and regulations governing telecommunications and related services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change, in varying degrees, the manner in which the communications industry operates.

Under the Communications Act, the rules of the FCC, and comparable state laws and regulations, PAETEC and other competitive carriers are required to provide service upon reasonable request and to interconnect their networks with the networks of other carriers, and are subject to other regulatory obligations, some of which are described below. The FCC exercises jurisdiction over PAETEC’s facilities and services to the extent they are used to provide, originate or terminate interstate or international communications services offered to the public. State regulatory commissions regulate the same facilities and services to the extent they are used to originate or terminate intrastate communications services offered to the public. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing rules to allow new companies to compete with the local phone companies that historically have operated as monopolies.

Existing federal and state regulations are subject to amendment by federal and state administrative agencies, judicial proceedings, and legislative action that could affect, in varying degrees, the manner in which PAETEC operates. Bills intended to amend the Communications Act are introduced in Congress from time to time and their effect on PAETEC and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on PAETEC’s business, particularly if it impairs PAETEC’s ability to interconnect with incumbent carrier networks, lease portions of other carriers’ networks or resell their services at reasonable prices, or lease elements of networks of the incumbent local exchange carriers under acceptable rates, terms and conditions. PAETEC cannot predict the outcome of any ongoing legislative initiatives, administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon PAETEC specifically. PAETEC is also subject to a variety of local regulations in each of the geographic markets in which it operates.

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

The FCC no longer requires non-dominant carriers to file tariffs with respect to long distance access and does not permit tariffing of domestic long distance or international services. Instead, the FCC requires carriers to post their interstate end user and international long distance rates and terms and conditions of service on the Internet and otherwise make the rates, terms and conditions for these services available to their customers. As a result, PAETEC’s non-tariffed interstate service offerings may no longer be subject to the “filed rate doctrine,” which provides that the terms of the filed tariff control all contractual disputes between a carrier and its customers. The deregulatory scheme could expose PAETEC to legal liabilities and costs, because the company may no longer be able to rely on this doctrine to settle disputes with retail customers. PAETEC currently enters into contracts with customers and notifies its customers when rates are adjusted or services are added or removed. PAETEC also no longer may rely on the tariff filings of its competitors to determine the extent to which PAETEC’s products and services are competitively priced.

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

Incumbent carriers also are subject to additional duties that facilitate local market entry by competitive carriers such as PAETEC. For example, incumbent carriers must:

•	permit competitors to collocate their equipment on the premises of the incumbent carriers at cost-based rates and on a nondiscriminatory basis;

•

allow competitors to make use of designated elements of incumbent carrier networks on an unbundled basis, and on non-discriminatory, cost-based terms, in combination with or separate from other wholesale or special access services purchased from the incumbent; and

•	offer wholesale versions of their retail telecommunications services for resale at discounted rates.

Interconnection Agreements. Incumbent carriers are required to negotiate statewide interconnection agreements in good faith with competitive carriers such as PAETEC that set forth the terms for, among other items, interconnection, collocation, intercarrier compensation, access to unbundled network elements and reselling an incumbent carrier’s services. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety an existing state commission-approved interconnection agreement between the incumbent carrier and another carrier in the same state. PAETEC has interconnection agreements with incumbent carriers in 47 states and the District of Columbia which encompass all local exchange markets in which PAETEC currently offers local services. Each statewide interconnection agreement allows PAETEC to enter new markets in the same state. Each interconnection agreement must be approved by the applicable state regulatory agency before becoming effective. Although parties may negotiate prices contained in the interconnection agreement, such statewide agreements typically incorporate prices for interconnection, collocation, intercarrier compensation and UNEs that have been established by the state regulatory agency in generic proceedings using the FCC’s approved pricing methodology. When an interconnection agreement does not resolve a particular operational issue, PAETEC and the incumbent carrier seek resolution of those issues through informal and formal dispute processes, including commercial negotiations or arbitration.

Interconnection agreements typically have terms of three years, although the parties may mutually agree to extend or amend such agreements. If PAETEC cannot negotiate new interconnection agreements or renew its existing interconnection agreements in each state on acceptable terms, PAETEC may invoke its ability to seek binding arbitration before state regulatory agencies. The arbitration process conducted on a state-by-state basis can be costly and time-consuming, and the results of an arbitration may be unfavorable to PAETEC. If PAETEC is not able to renegotiate or enter into interconnection agreements on acceptable terms, or if it is subject to unfavorable arbitration decisions, PAETEC’s cost of doing business could increase and its ability to compete could be impeded.

The mergers between SBC and AT&T, between Verizon and MCI, and between AT&T and BellSouth have significantly affected the availability of acceptable interconnection agreements that competitive carriers such as PAETEC can opt into without incurring the expense of lengthy negotiation and arbitration with an incumbent carrier in each state. Before their respective mergers with SBC and Verizon, AT&T and MCI dedicated significant internal and external resources to negotiate and arbitrate interconnection agreements that many competitive carriers opted into or used as model agreements. These resources and the resulting model agreements are no longer available as a result of consolidation among carriers, and it is likely that competitive carriers such as PAETEC will be required to invest more resources than in the past to secure acceptable interconnection agreements.

On March 2, 2007, Qwest provided notice to PAETEC that Qwest was terminating all current interconnection agreements with PAETEC’s McLeodUSA operating subsidiary. The termination notice began a negotiation period for new interconnection agreements for the 12 Qwest states in which PAETEC interconnects with Qwest on a facilities-basis. As a result of a mediation process, Qwest and PAETEC agreed that the statutory timetable for starting arbitration of unresolved issues will be delayed until Qwest provides PAETEC its entire proposed agreement. The companies will continue to operate under the existing state agreements until such time as new agreements are executed. If PAETEC cannot successfully negotiate new agreements with Qwest for each state or find existing interconnection agreements that Qwest has with other competitive carriers that meet PAETEC’s network and operating requirements and that it can opt into, PAETEC will be required to arbitrate all unresolved issues before each state commission in the Qwest region. If, after arbitrating these issues, PAETEC cannot secure interconnection with Qwest on reasonable terms, PAETEC may not be able to offer on a profitable basis the services to its customers that it provides today.

Intercarrier Compensation. Interconnected carriers exchange communications traffic, and they must establish the compensation arrangements for the use of their respective networks in carrying that traffic for each other. Long distance carriers compensate local exchange carriers for the origination and termination of long distance traffic through the payment of switched or dedicated access charges. Facilities-based telecommunications providers, including wireless carriers, charge other facilities-based telecommunications providers to terminate local traffic on the terminating provider’s network. These charges are known as “reciprocal compensation.” The FCC has established rules governing how much PAETEC may charge for interstate switched access and reciprocal compensation. In response to a directive from the U.S. Court of Appeals for the District of Columbia Circuit to act by November 5, 2008 on the issue of reciprocal compensation due for Internet service provider-bound traffic, the FCC published a further notice of a proposed rulemaking regarding reform of both intercarrier compensation and high-cost universal service support. The FCC received initial and reply comments from a variety of stakeholders by the end of 2008, but had not adopted any reform of intercarrier compensation structure and rates as of the date of this report.

Universal Service. The FCC has established a federal universal service subsidy regime known as the “Universal Service Fund,” which provides subsidies for the provision of telecommunications and information services to rural and other high-cost areas and for discounted communications services to schools and libraries. Providers of interstate telecommunications services such as PAETEC must pay assessments that fund these subsidies. The FCC currently is assessing Universal Service Fund contribution payments based on a percentage of each telecommunications provider’s projected interstate and international telecommunications revenue. Carriers are permitted to pass through a specified percentage of their Universal Service Fund contribution assessment to their customers in a manner consistent with FCC billing regulations.

The FCC’s November 2008 further notice of proposed rulemaking proposed to base Universal Service Fund assessments on the number of telephone numbers that a telecommunications carrier actively provides to residential customers and a “connections-based” contribution methodology for business customers, rather than on a percentage of collected interstate revenues. The objective behind the new proposal is to capture Universal Service Fund revenues from the expanding number of new service providers using different technologies to offer communications services. The FCC also is exploring whether to limit the number of recipients of Universal Service Fund proceeds in a specified geographic region and whether to select these recipients through a “reverse auction” process, in which the company willing to serve the region using the least amount of Universal Service Fund proceeds would be selected as the proceeds recipient. These and other proposals pending before the FCC related to Universal Service Fund reform are expected to generate considerable debate and their outcome is not predictable. In addition, various states maintain, or are in the process of implementing, their own universal service programs.

Customer Proprietary Network Information. Federal regulations protect the privacy of some subscriber data that telecommunications carriers such as PAETEC acquire in the course of providing their services. This information is referred to as “Customer Proprietary Network Information,” or “CPNI,” and includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. On April 2, 2007, the FCC promulgated changes to its CPNI rules that, among other things, require all telecommunications carriers to adopt new safeguards to prevent unauthorized release of customer information and impose new restrictions on the use of CPNI for marketing purposes. PAETEC must file a verified certification of compliance by March 1 of each year. A violation of these and related CPNI requirements by PAETEC could subject our company to significant fines or other regulatory penalties.

Network Element Rules. The FCC’s current unbundling rules identify some competitive conditions in terms of business line counts and fiber-based collocators at a wire center level that, if such competitive conditions are found to exist, eliminate an RBOC’s obligation to offer competitive carriers access to unbundled network elements such as UNE Digital T1 or DS3 loops or high capacity transport, as well as combinations of those elements under federal and state price regulations. Under the current unbundling rules, PAETEC is no longer able to obtain UNE Digital T1 loops at regulated prices in 54 wire centers serving areas throughout the United States. Incumbent carriers are permitted to charge commercial rates for network elements in these wire centers and make them available on a commercial basis at their discretion. Incumbent carriers also are permitted to designate in the future, subject to state agency confirmation, additional wire centers in which they believe competitive conditions should entitle the RBOC to limit the availability of UNE Digital T1 loops, high capacity transport or both, and to make these services available only on a commercial basis.

Pending FCC Proceedings. PAETEC faces substantial uncertainties stemming from ongoing FCC proceedings related to the implementation of the statutory requirements discussed above, as well as ongoing judicial review of various FCC decisions, both of which could result in significant changes to these regulatory obligations. PAETEC cannot predict the outcome of ongoing administrative or judicial proceedings or their potential impact upon the company. The following examples illustrate the types of ongoing rule changes that could affect PAETEC’s business:

Special Access Regulatory Regime

PAETEC relies to a considerable extent on special access lines as the last mile facility to reach its customer locations. As a result, the price of special access lines must be available at a rate that allows PAETEC to price its retail offerings to meet its gross margin expectations while remaining competitively priced in the retail market. Incremental increases in wholesale prices of special access lines will exert pressure on PAETEC’s gross margins. Since special access lines are not subject to the unbundling requirements of the Communications Act, the prices for special access lines have not been directly affected by the FCC’s modification of network unbundling rules. To the extent, however, that the availability of UNE digital T1 lines may have served as a price restraint on the prices charged for special access lines, PAETEC could face increased prices for special access lines given the limited alternative means of last mile access in some central offices resulting from application of the current unbundling rules. In 2005, the FCC opened an inquiry into whether and how to reform its special access rules. At this time, PAETEC cannot predict when the FCC will issue a decision regarding special access line prices or how any such decision will affect its business.

As a result of the recent mergers of AT&T with SBC, Verizon with MCI, and AT&T with BellSouth, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on AT&T’s merger with SBC and Verizon’s merger with MCI to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints expired in May 2008 with respect to the AT&T-SBC merger and July 2008 with respect to the Verizon-MCI merger. The FCC also placed conditions on AT&T’s merger with BellSouth to constrain similarly the ability of AT&T to raise prices on its wholesale special access and equivalent retail services for existing customers and, in some regions, to reduce its prices for these services under specified circumstances. The additional constraints apply only to AT&T in the former SBC and BellSouth regions and will remain effective until December 2010. After the expiration of their respective merger conditions, AT&T and Verizon are free to realign charges for special access services in line with current commercial rates. Because a substantial portion of PAETEC’s services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could materially increase PAETEC’s cost of services.

TELRIC Proceeding

A proceeding was initiated at the FCC in 2003 to examine the current rules governing the methodology by which state regulatory authorities set wholesale prices for UNEs, including UNE digital T1 loops, and for collocation, interconnection and intercarrier compensation provided by incumbent carriers to competitive carriers. If the FCC adopts significant changes to the pricing methodology, incumbent carriers could seek approval from state regulatory commissions to increase their prices for a variety of wholesale services required by PAETEC to provide service to its customers. Such an event could raise the cost of doing business for competitive carriers such as PAETEC. We cannot predict whether the FCC will change its pricing rules, or, if it does so, the extent to which state regulatory commissions will permit incumbent carriers to increase their UNE prices.

Qwest and Verizon Dominant Carrier Forbearance Proceedings

In December 2005, the FCC granted, in part, a petition for forbearance filed by Qwest seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC’s dominant carrier regulations require Qwest, in part, to offer UNEs and also to serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that PAETEC seeks to purchase at commercially acceptable prices. Upon being granted relief by the FCC, Qwest has substantially increased the prices for the network elements that PAETEC uses to provide services in nine central offices in the Omaha metropolitan statistical area. In July 2007, PAETEC asked the FCC to reconsider its September 2005 decision. In its request, PAETEC asserted that the FCC’s prediction that Qwest would offer commercial replacements of network elements at just and reasonable prices has been shown to be inaccurate. The matter remains pending before the FCC.

In January 2007, Qwest filed additional petitions for relief from dominant carrier regulation in the metropolitan statistical areas, or “MSAs,” of Denver, Minneapolis-St. Paul, Phoenix and Seattle. In July 2008, the FCC denied the Qwest petitions using the same basis that it used in December 2007 to deny Verizon’s request for relief from its unbundling obligations for the MSAs of Boston, New York, Philadelphia, Pittsburgh, Providence and Virginia Beach. In January 2008, Verizon sought review of the FCC’s decision before a federal court of appeals, where the matter is pending. In February 2008, Verizon re-filed petitions for relief from dominant carrier regulation for the State of Rhode Island and Virginia Beach. In March 2008, PAETEC and other competitive carriers filed motions to dismiss, which are pending. In February 2009, the FCC extended the deadline for ruling on the Verizon Rhode Island petition to May 15, 2009 and extended the deadline for ruling on the Verizon Virginia Beach petition to June 29, 2009. On July 29, 2008, Qwest sought appellate review in the U.S. Court of Appeals for the District of Columbia Circuit of the FCC’s decision to deny forbearance in the four MSAs. The Qwest appeal is being held in abeyance until the court rules in the Verizon appeal. If a court or the FCC upholds or grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which PAETEC operates, PAETEC’s ability to purchase wholesale network services from these carriers at prices that would allow PAETEC to achieve its target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including PAETEC, more aggressively on price in the affected markets.

Intercarrier Compensation

The FCC currently is reviewing the compensation arrangements between all carriers for the use of their respective networks. The pending proceeding, which was initiated in 2001, could significantly alter the manner in which local carriers charge long distance carriers and other types of service providers, such as wireless and VoIP providers, for the origination and termination of communications traffic and the rates local exchange carriers charge for these access services. The proceeding could also significantly alter the manner in which and rates at which facilities-based local carriers charge other carriers, such as VoIP providers and wireless providers, for the origination and termination of local communications traffic. The FCC’s review of these matters will not only re-examine the rules governing the way carriers charge one another, which is referred to as “intercarrier compensation,” but also the potential effect that changes to the intercarrier compensation regime could have on various federal subsidy programs such as the Universal Service Fund, on the nation’s legacy carrier network infrastructure, and on consumers’ retail rates.

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

In May 2004, the FCC announced that where a competitive local exchange carrier does not directly serve an end user, the competitive carrier’s interstate access charges cannot exceed the rate charged by the local incumbent regional Bell company for the same service. The FCC order stated that this new rule was to be applied on a prospective basis. PAETEC’s operating subsidiaries filed tariff changes to implement the FCC’s new rule. Disputes between PAETEC and other carriers have arisen from time to time with respect to intercarrier compensation, and most have been resolved in due course. In general, the FCC benchmark rate policy may prevent PAETEC from raising its access charges with respect to the provision of some carrier services and its reciprocal compensation rates substantially above specified levels. Current FCC policies and regulations also have helped to maintain or reduce the rates that PAETEC’s competitors may charge PAETEC for similar wholesale carrier services.

Multiple proposals to reform the entire intercarrier compensation regime have been submitted to the FCC by various industry groups since the proceeding was initiated. In July 2004, several carriers led by AT&T proposed a comprehensive proposal, known commonly as the “Missoula Plan,” which was anticipated to be the blueprint for nationwide intercarrier compensation reform. The Missoula plan was never adopted after several rounds of comments. In June 2008, the U.S. Court of Appeals for the District of Columbia Circuit issued a writ of mandamus directing the FCC to issue a new legal justification by November 5, 2008, to support the FCC’s prior ruling that Internet service provider-bound traffic was not subject to reciprocal compensation rates established using TELRIC pricing rules. In August 2008, AT&T submitted a new proposal for comprehensive reform of intercarrier compensation in which the FCC would establish a unified termination rate for all communications traffic, including traditional long distance, local, wireless and VoIP service. Verizon submitted a more limited proposal in September 2008 that incorporated key provisions of the Missoula Plan. On November 5, 2008, the FCC issued an order that supplied a new legal justification for the rules governing rates that terminating carriers may charge other carriers for traffic terminated to Internet service providers. The FCC also issued a notice of further rulemaking in which it requested comments by the end of 2008 on two comparable proposals to reform intercarrier compensation and one proposal to reform Universal Service Fund contributions. If adopted by the FCC, both the intercarrier compensation and universal service contribution reform proposals could have a substantial effect on PAETEC’s access revenues, network capital expenditures and costs of sales.

The FCC separately has initiated a rulemaking to examine allegations that some carriers are collaborating to artificially increase levels of terminating access traffic. On October 2, 2007, the FCC released a notice of proposed rulemaking soliciting comments on issues relating to existing federal rules regarding the tariffing practices of local exchange carriers for traffic-sensitive switched access charges. The FCC sought comment on whether those practices ensure that interstate switched access rates remain just and reasonable under some provisions of the Communications Act. In response to allegations made by interexchange carriers against some local exchange carriers, the FCC also solicited comment on whether services those local exchange carriers provide to chat lines, conference bridges or other high volume traffic termination customers result in an over-collection of access charges or violate the Communications Act. Although this FCC proceeding was initiated as a result of specified tariffing practices engaged in by small, rural local exchange carriers that are subject to more stringent regulation than PAETEC, a decision by the FCC that limits the ability of carriers to use some federal practices to file tariffs for their interstate exchange access services, to set rates for those services and to engage in revenue sharing arrangements with their end-user customers may have a significant financial impact on PAETEC’s access revenues.

Another proposal has been submitted regarding “phantom traffic” that also could materially affect intercarrier compensation. This proposal would require every originating carrier to identify in its signaling information the calling party’s telephone number and every intermediate carrier to transmit that information in its signaling without alteration, so that the appropriate form and level of intercarrier compensation can be calculated and assessed. The proposal also would require that in the absence of a mutual agreement between carriers to the contrary, most calls would be classified for purposes of intercarrier compensation based on the area code and exchange prefix of the calling and called parties. This proposal, if adopted, could result in the application of terminating interstate switched access charges on VoIP traffic originated on a broadband connection, which could significantly increase the cost of providing some IP-based services. PAETEC cannot predict the effect, if any, resulting from the implementation of this proposal or other pending intercarrier compensation reform proposals. Significant changes to the current rules governing the intercarrier compensation regime could, however, have a material adverse effect on PAETEC’s ability to bill and collect reciprocal compensation and access fees.

IP-Enabled Services Proceeding

The FCC has held that cable modem services offered by cable television companies and broadband Internet services offered by incumbent local exchange carriers should be classified as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. The regulatory classification of various other IP-based services, however, is currently unclear. In March 2004, the FCC issued a notice of proposed rulemaking seeking comment on how it might categorize various types of IP-based services, for example, by distinguishing IP services that interconnect to the public switched telephone network, or “PSTN,” or classifying those that are used as a true substitute for traditional telephone service. Although the FCC has yet to reach a conclusion on many of the key issues presented in this proceeding, it has issued a series of orders holding that VoIP services that interconnect with the PSTN are to be subject to a number of regulatory requirements, including rules relating to Universal Service Fund contributions, disabilities access, number portability, privacy of customer proprietary network information, E-911, and others. If the FCC classifies some IP-based services that traverse the last mile or local loop as information services, the ability of competitive carriers such as PAETEC to lease as UNEs the facilities on which these services rely could be impeded.

Numerous FCC decisions issued over the last several years reflect a deregulatory bias with regard to broadband service offerings. For instance, in March 2006, the FCC granted the forbearance petition of Verizon exempting Verizon’s stand-alone broadband services, such as asynchronous transfer mode and frame relay services, as well as other packet-switched services, from regulation under Title II of the Communications Act, which requires that such services be provided on a common carrier basis. Subsequently, in October 2007, the FCC issued orders granting similar but more limited broadband forbearance relief to AT&T, Citizens, Embarq and Qwest. The FCC agreed to treat the existing packet-switched broadband telecommunications services and existing optical transmission services of these carriers as non-dominant and no longer subject to some regulatory requirements. In December 2007, the U.S. Court of Appeals for the District of Columbia Circuit ruled that Verizon had obtained a grant of forbearance on the basis of FCC inaction, pursuant to a provision in the Communications Act that such petitions will be “deemed granted” if the FCC does not address them within a specified time period. Because the relief was secured on a “deemed granted” basis, the scope of the impact on PAETEC and the telecommunications industry is not yet clear. The FCC separately has held that some IP-based offerings are to be classified as telecommunications services and remain subject to the regulatory framework established under Title II, including the payment of access charges. The covered IP-based offerings are those that use ordinary customer premises equipment with no enhanced functionality, that originate and terminate on the PSTN, and that undergo no net protocol conversion and provide no enhanced functionality to end users due to the provider’s use of IP technology. These and other recent decisions by the FCC together demonstrate that the regulatory classification of many IP-based services remains unclear. It is uncertain whether the FCC under the Obama administration will continue to reflect a bias towards more deregulation of broadband-based services.

Broadband Network Management and Net Neutrality Policies. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet. The FCC explained at the time that these “net neutrality” principles are subject to reasonable network management. In January 2008, the FCC sought comment on petitions filed by a number of parties seeking clarification on what conduct constitutes reasonable network management and whether the practice of degrading certain peer-to-peer network traffic is unreasonable or violates the net neutrality principles. In August 2008, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. This FCC decision is on appeal and the outcome cannot be predicted. Other pending proceedings before the FCC present related issues. It is not possible to determine what other broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. The Obama administration and many members of Congress have expressed interest in enacting federal legislation to establish more specific net neutrality obligations. Although the discussion of net neutrality obligations by service providers relates principally to broadband Internet access services provided to retail subscribers, developments in this area are difficult to predict and could have implications for all network management practices, including those pursued by PAETEC.

Other Provisions. Telecommunications carriers such as PAETEC are subject to a variety of miscellaneous regulations that can have cost or operational implications. The regulations, for instance, require the filing of periodic revenue and service quality reports, the provision of services to customers with hearing or speech disabilities and associated funding of telecommunications relay services, the capability to associate a physical address with a calling party’s telephone number (E-911), compliance with “truth in billing” requirements, and cooperation with law enforcement officials engaged in lawful communication intercept or monitoring activities, in addition to regulating telemarketing and slamming, which involves an unauthorized change in a subscriber’s carrier of choice. Noncompliance with these and other provisions can result in administrative fines and penalties.

State Regulation

PAETEC provides local telephone service and other intrastate telecommunications services that are subject to the jurisdiction of state regulatory commissions.

To provide local and intrastate telecommunications services, PAETEC generally is required to obtain a certificate of public convenience and necessity from the state public utility commission and to comply with applicable state regulations, including, in some states, the requirement to file tariffs setting forth the company’s terms and conditions for providing services. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier’s failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. As of March 1, 2009, PAETEC held certificates to provide local telecommunications services in 48 states and the District of Columbia, and held certificates to provide intrastate long distance services in 48 states.

State public utility commissions typically require PAETEC to file periodic reports, pay various regulatory fees and assessments, and comply with state regulations governing service quality, billing, consumer protection and other similar issues. State public utility commissions also regulate intercarrier compensation rates between local services providers. In 2008, interexchange carriers led by AT&T and Verizon urged several state commissions to initiate proceedings to institute generic investigations of switched access rate levels of competitive local exchange carriers such as PAETEC. AT&T and Verizon are proposing that state utility agencies should cap such switched access rates at levels charged by RBOCs in the state for the same intrastate access services, or at existing interstate rate levels. PAETEC cannot predict the outcome of these state agency investigations into intrastate access rates that may arise from time to time. PAETEC’s retail rates for enterprise customers are not subject to any price regulation in any of its current or planned markets. Because complying with state regulations can be costly and burdensome, the imposition of new regulations in a particular state may adversely affect the profitability of PAETEC’s services in that state.

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

Employees

As of March 1, 2009, PAETEC had approximately 3,700 full-time employees. None of its employees are covered by collective bargaining contracts. PAETEC considers its relationships with its employees to be good.

Executive Officers and Directors

The table below presents information about our executive officers and directors as of March 7, 2009:

Name	Age	Positions
Arunas A. Chesonis	46	Chairman of the Board, President and Chief Executive Officer
Keith M. Wilson	42	Executive Vice President and Chief Financial Officer, Treasurer
Edward J. Butler, Jr.	48	Executive Vice President and Chief Operating Officer
Mary K. O’Connell	45	Senior Vice President, General Counsel and Secretary
Algimantas K. Chesonis	43	Senior Vice President, Chief Accounting Officer and Controller
Robert D. Moore, Jr.	40	Senior Vice President and Chief Information Officer
Laurie Zaucha	44	Senior Vice President of Human Resources
Richard T. Aab	59	Vice Chairman of the Board of Directors
Shelley Diamond	55	Director
H. Russell Frisby	58	Director
Tansukh V. Ganatra	65	Director
Michael C. Mac Donald	56	Director
William R. McDermott	47	Director
Alex Stadler	58	Director
Mark Zupan	49	Director

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

Keith M. Wilson has served as a director and as Executive Vice President and Chief Financial Officer of PAETEC Holding since August 2006. Mr. Wilson has served as Executive Vice President and Chief Financial Officer of PAETEC Corp. and PaeTec Communications, Inc. since January 2001, and as a director of PAETEC Corp. since March 2006. From June 1999 until January 2001, Mr. Wilson served as Vice President and head of the Telecommunications Finance Group at Union Bank of California, where he focused on sourcing and providing capital for telecommunications services companies in the wireline, wireless and data services markets. From March 1998 until May 1999, Mr. Wilson was a Vice President of Merchant Banking and head of Syndicated Finance for First Dominion Capital, based in New York. Mr. Wilson also held positions with NationsBank from September 1996 until March 1998, Bank of Boston and Fleet Bank. Mr. Wilson serves on the board of directors of the Rochester Philharmonic Orchestra.

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

Mary K. O’Connell has served as Senior Vice President, General Counsel and Secretary of PAETEC Holding since November 2008. Ms. O’Connell joined PAETEC in September 2001 and held various positions of increasing responsibility prior to her appointment as General Counsel, including service as PAETEC’s Corporate Compliance Officer. Before joining PAETEC, Ms. O’Connell was in private practice at the law firms of Morrison & Foerster, LLP and Levine, Blaszak, Block & Boothby, LLP in Washington, D.C. and Phillips, Lytle LLP in Rochester, New York. Ms. O’Connell’s experience before joining PAETEC included work in the areas of commercial law, telecommunications, corporate legal matters, and regulatory affairs.

Algimantas K. Chesonis has served as Senior Vice President, Chief Accounting Officer and Controller of PAETEC Holding since March 2007. Mr. Chesonis has served as Senior Vice President and Controller of PAETEC Corp. and PaeTec Communications since August 2004. Mr. Chesonis served as Vice President of Finance and Controller of PaeTec Communications from July 1998 to August 2004. In his capacity as Senior Vice President and Controller, Mr. Chesonis has been responsible for all aspects of accounting and financial reporting. Mr. Chesonis previously served as Director of Public Reporting for US Foodservice and Audit Manager for the international accounting firm of PriceWaterhouse, LLP. Mr. Chesonis is the brother of Arunas Chesonis.

Robert D. Moore, Jr. has served as the Senior Vice President and Chief Information Officer of PAETEC Holding since February 2007. Mr. Moore served in those positions with PaeTec Communications since December 2005. Before assuming those positions, he served as Senior Vice President-Information Technology from August 2004 and, beginning in 1998, in various other roles with PaeTec Communications. In his capacity as Senior Vice President and Chief Information Officer, Mr. Moore has been responsible for overseeing operating support systems, systems operations and engineering, and applications development and deployment. Mr. Moore possesses more than 15 years of experience in the telecommunications industry and was employed by ACC Communications before joining PaeTec Communications.

Laurie Zaucha has served as the Senior Vice President of Human Resources of PAETEC Holding since November 2007. Before joining PAETEC, Ms. Zaucha spent more than four years at Bausch & Lomb Incorporated, a manufacturer of eye health products, most recently as Vice President, Global Compensation and Benefits. Ms. Zaucha also held positions with Footstar, Inc. and Starbucks Coffee Co. Ms. Zaucha serves on the boards of directors for the YWCA of Rochester and Monroe County, and is on the Human Resources Advisory Council for Nazareth College.

Richard T. Aab has served as Vice Chairman of the Board of PAETEC Holding since February 2007. Mr. Aab co-founded US LEC Corp. in June 1996 and served as its Chairman of the Board from June 1996 to February 2007, when US LEC completed its combination by merger with PAETEC Corp. In 1982, Mr. Aab co-founded ACC Corp. Between 1982 and 1997, he held various positions with ACC, including Chairman of the Board, Chief Executive Officer, President and director. Also during that period, he served as Chairman and director of ACC’s international subsidiaries in Canada, ACC TelEnterprises, Ltd., and the United Kingdom, ACC Long Distance UK Ltd. Mr. Aab is a member of the boards of trustees of the University of Rochester, the University of Rochester Medical Center and Rochester Institute of Technology, and is a director of several corporate businesses, including E-chx, Inc., a nationwide payroll processing company, of which he serves as Chairman.

Shelley Diamond was appointed to the PAETEC Holding board of directors on March 6, 2009. She has served since 2007 as the Managing Director of the New York office of Young and Rubicam, an advertising agency. In this role, she leads the day-to-day operations of the agency, formulating and implementing strategic direction, attracting talent, expanding the office’s new media and digital capabilities, and cultivating new business from both existing and new clients. Ms. Diamond has served in various roles at Young and Rubicam since 1991, and before assuming her current position had been Director of Client Services since 2001. Before joining Young and Rubicam, she held various positions at Ted Bates Advertising, at Grey Advertising and at Foote Cone and Belding, an advertising agency. Ms. Diamond also serves on the boards of SIFE (Students in Free Enterprise) and AUP (Academy of Urban Planning).

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

Tansukh V. Ganatra has served as a director of PAETEC Holding since February 2007. Mr. Ganatra co-founded US LEC in June 1996, served as a director of US LEC from June 1996 to February 2007 and served as interim Chief Executive Officer of US LEC from November 2006 to February 2007. He served as Chief Executive Officer and Vice Chairman of the board of directors of US LEC from July 1999 until his retirement in December 2001. Mr. Ganatra also served as President and Chief Operating Officer of US LEC from June 1996 until July 1999. From 1987 to 1997, Mr. Ganatra held various positions with ACC Corp., including service as its President and Chief Operating Officer. Before joining ACC, Mr. Ganatra held various positions during a 19-year career with Rochester Telephone Corporation, now known as Frontier Communications Corporation, a subsidiary of Citizens Communications Company, culminating with the position of Director of Network Engineering.

Michael C. Mac Donald has served as a director of PAETEC Holding since February 2007. Mr. Mac Donald served as a director of US LEC from April 2003 to February 2007. Mr. Mac Donald has held various sales and marketing positions with Xerox Corporation, a provider of document management technology and services, since joining that company in 1977. Mr. Mac Donald currently serves as Senior Vice President, Operational Effectiveness for Xerox Corporation. He was named to this position in September 2008 and leads a corporate initiative to review the company’s core functions, including marketing, learning, human resources and other key areas. Mr. Mac Donald previously served as President, Xerox Marketing Operations, responsible for corporate marketing, xerox.com, advertising, brand, public relations and corporate communications. Before his service in this role, he served as President, Marketing & Global Accounts, and as President, North American Solutions Group. He has also served as that group’s Senior Vice President of Marketing and chief of staff. Mr. Mac Donald is a director of Medifast, Inc. and of the Jimmy V Foundation.

William R. McDermott has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since March 2004. Mr. McDermott is the President and Chief Executive Officer of SAP America, Inc., a subsidiary of SAP AG, a provider of business software solutions. Mr. McDermott serves on the board of directors of the Welfare to Work Partnership, a non-partisan, Washington, D.C. based organization. Before joining SAP, Mr. McDermott served as the Executive Vice President, Worldwide Sales Operations of Siebel Systems, a business software provider, as President of Gartner, Inc., a provider of research and analysis on the information technology industry, and on the boards of directors of two subsidiaries of Xerox Corporation. Mr. McDermott is also a director of Under Armour, Inc. and Ansys, Inc.

Alex Stadler has served as a director of PAETEC Holding since June 2008. Mr. Stadler previously served on the board of directors of McLeodUSA from January 2006 until its acquisition by PAETEC Holding on February 8, 2008. From 1999 until 2002, he served as Chief Executive Officer of Riodata NV, a data services carrier specializing in private network and Internet access and connectivity for medium-sized companies. Before his service in that position, Mr. Stadler served as Chief Operating Officer of Otelo Communications, a competitive local exchange carrier, and as Chief Executive Officer of RWE Telliance AG, a German telecommunications company. Mr. Stadler joined GTE Corporation in 1977, and from 1985 to 1996 served in a variety of senior management positions at GTE’s cellular and telephone subsidiaries and as GTE’s head of mergers and acquisitions. Since 2002, Mr. Stadler has pursued private interests. Mr. Stadler started his career as an Economist at the Reserve Bank of Rhodesia.

Mark Zupan has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since May 2006. Mr. Zupan is dean of the William E. Simon Graduate School of Business Administration at the University of Rochester, a position which he has held on a full-time basis since January 1, 2004. Mr. Zupan previously served as dean and professor of economics at the University of Arizona’s Eller College of Management from 1997 to 2003. Before his appointment at Arizona, Mr. Zupan taught at the University of Southern California’s Marshall School of Business, where he also served as associate dean of master degree programs. He was a teaching fellow in Harvard University’s Department of Economics while pursuing his doctoral studies at the Massachusetts Institute of Technology, and has been a visiting faculty member at the Amos Tuck School of Business Administration at Dartmouth College. Mr. Zupan is also a director of Constellation Brands, Inc.

Item 1A.	Risk Factors.

PAETEC’s business is subject to a variety of significant risks, including the following:

Deterioration in the global economy has had, and may continue to have, a negative impact on PAETEC’s business.

PAETEC believes that the financial and economic pressures faced by its business customers in the current environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. For the remainder of 2009, PAETEC expects economic conditions to deteriorate further, and as a result, it anticipates an increase in uncollectible accounts and bad debt expense.

PAETEC relies on other carriers to provide it with critical parts of its network under a regulatory framework that may change.

PAETEC must interconnect and lease from incumbent carriers special access digital T1 transmission lines and unbundled network element, or “UNE,” digital T1 transmission lines and other elements to connect substantially all of its end-user customers to its network. To obtain these lines and, accordingly, to provide voice and data services, PAETEC depends on existing laws and regulations that require incumbent local exchange carriers to lease these special access digital T1s, UNE T1s and other network elements to competitive carriers. Regulatory developments may reduce the extent to which incumbent carriers are required to lease these network facilities to PAETEC or may permit incumbent carriers to increase the prices they charge for such lines or impose unacceptable terms and conditions. Changes in law or regulation could limit or terminate PAETEC’s affordable access to the network components it needs to provide voice and data services.

If PAETEC cannot continue to interconnect with and obtain key network elements and special access services from some of its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

PAETEC will not be able to provide its local voice and data services on a profitable basis, if at all, unless it is able to continue to interconnect with and obtain key network elements and special access service from some of PAETEC’s primary competitors on acceptable terms. To offer local voice and data services in a market, PAETEC must connect its network with the networks of the incumbent carrier in that market. This relationship is governed by interconnection agreements between the incumbent carrier and PAETEC that are based on provisions of the Telecommunications Act of 1996 obligating incumbent carriers to interconnect with competitive carriers and provide them with access to various network elements. Access to “last mile” special access digital T1 transmission lines are governed by each incumbent local exchange carrier’s special access tariffs. These tariffs can be changed and the prices for the services increased. Interconnection agreements can be terminated or expire and thereby require renegotiation and renewal. In addition, changes in law or regulation that limit or narrow any of these obligations of the incumbent carrier would require modification of interconnection agreements to reflect the changes. If PAETEC is not able to renegotiate or enter into interconnection agreements on terms that are acceptable to it, or obtain special access services on competitive terms, or if a there is a change in law or regulation that limits or narrows the obligation of the incumbent carrier to provide access to competitive carriers, PAETEC’s cost of doing business could increase and its ability to compete could be impeded.

The outcome of the pending FCC rulemaking proceeding that is reviewing the framework for intercarrier compensation could have a material adverse effect on PAETEC’s operating results.

Significant changes to the current rules governing intercarrier compensation could have a material adverse effect on PAETEC’s collection and payment of reciprocal compensation and access fees. Intercarrier compensation, including exchange access and reciprocal compensation, currently is the subject of several ongoing interrelated proceedings before the FCC designed to reform the way in which carriers and service providers pay other carriers and providers for the use of their respective networks. There is no clear consensus as to when or how the rules governing intercarrier compensation will be reformed. Whether and how intercarrier compensation reform will affect PAETEC and other carriers therefore remains unclear.

PAETEC’s business is subject to a variety of risks based on its dependence on regulations that continue to change.

Most of the network services and carrier services that PAETEC provides are subject to regulation and may be adversely affected by regulatory developments at the federal, state and local levels. The regulations, for example, can affect the types of services PAETEC may offer, the rates PAETEC is permitted to charge for its services and for the use of its network by other carriers, the manner in which PAETEC may bill its customers and the rates PAETEC must pay others for their services and for the use of their networks. In addition, the regulations may impose specific operational or compliance requirements related to the protection of customer proprietary network information, capability to associate a physical address with a calling party’s telephone number (E-911) or cooperation with law enforcement officials engaged in lawful communication intercept or monitoring activities. All of these requirements may reduce the revenue PAETEC generates from its operating activities or increase its operating costs. Federal and state regulations also determine the level of contribution payments PAETEC must make to the federal Universal Service Fund and other federal and state telecommunications subsidy programs, as well as the terms under which it may use any rights of way necessary for the operation of its business. If PAETEC fails to comply with applicable regulations, or if the regulations change in a manner adverse to PAETEC, its business and operating results may suffer.

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

PAETEC may be required to reduce the prices it charges for some or all of its network services for the following reasons, which could adversely affect its profit margins and its ability to generate positive cash flows from operations:

•

the incumbent carriers in the markets PAETEC serves already offer a bundle of local, long distance and data services that is the same as or similar to, and in some cases more robust than, the bundle of services that PAETEC offers;

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

Industry consolidation and realignment may increase PAETEC’s costs.

Before their respective mergers, AT&T and MCI offered some network services and elements in competition with the incumbent carriers. The mergers between AT&T and SBC, between MCI and Verizon and between AT&T and BellSouth, however, could significantly increase the cost of the high-speed circuits PAETEC must lease to connect its customers to PAETEC’s switching equipment by reducing the number of providers that offer those high-speed circuits. PAETEC also may incur increased circuit costs in portions of the Qwest region, where these large incumbents may not have a significant presence. Such a development could decrease the competitive pressure on other carriers to maintain low rates for these circuits. The expansion of operations of medium-sized incumbent carriers into markets served by PAETEC, either through merger or the sale of exchanges by an RBOC to a smaller incumbent carrier, may negatively affect PAETEC operations if the non-RBOC incumbent carrier has less sophisticated systems and more costly terms for interconnection and access to last mile facilities.

If PAETEC is unable to manage its business effectively, PAETEC’s prospects for profitable operations will be harmed.

To achieve and sustain operating profitability, PAETEC is required to generate revenue growth, control expenses and otherwise manage its business efficiently. This places significant demands on PAETEC’s management and other employees, its operational and financial systems, and its internal controls and procedures. If PAETEC fails to manage PAETEC’s operations effectively, PAETEC may experience higher costs of operations, a decline in service quality, the loss of customers, and other limitations that would adversely affect PAETEC’s prospects for profitable operations.

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

The telecommunications industry is highly competitive, particularly with the advent of new technologies replacing traditional public switched telecommunications networks in favor of services transmitted over the Internet. This increased level of competition could diminish PAETEC’s market share and affect PAETEC’s ability to expand PAETEC’s business. PAETEC will compete with current and potential market entrants, including:

•	AT&T, Qwest and Verizon which are the large, former monopoly local telephone companies and their successors;

•	other competitive carriers, competitive access providers, Internet service providers and stand-alone Voice over Internet protocol, or “VoIP,” providers; and

•	cable television companies, wireless and satellite service providers.

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

PAETEC faces price competition in the market for network services and, as a result, may not be able to sustain operating profitability, maintain adequate market share or achieve significant revenue growth.

The demand for PAETEC’s services may not exist at prices that will enable it to maintain adequate market share or achieve significant revenue growth. In response to competition from incumbent carriers, and providers using new technologies, including VoIP, competitive carriers like PAETEC have reduced the prices they charge for their network services in recent years. Moreover, in light of the mergers between AT&T and SBC, between MCI and Verizon, and between AT&T and BellSouth, PAETEC faces price and service competition with respect to its network services from these incumbents, which are the largest incumbent carriers in the United States, as well as from other large established telephone companies that are the dominant competitors in all of PAETEC’s service areas. PAETEC expects to continue experiencing an overall increase in downward pricing pressures, particularly with respect to its network services, due to competition, volume-based pricing and other factors. PAETEC’s ability to reduce its prices may be limited by its reliance on some of its principal competitors to provide key network elements that PAETEC needs to provide network services. In addition, if regulatory authorities were to prohibit PAETEC from including specified types of additional charges on bills for network services to offset expenses that PAETEC may incur, PAETEC could be required to increase its base prices for network services above competitive levels.

An inability to market and develop additional services may adversely affect PAETEC’s ability to retain existing customers or attract new customers.

PAETEC offers local, long distance, data, Internet, VoIP and other telecommunications services. To address the future needs of PAETEC’s customers, PAETEC will need to market and develop additional services. PAETEC may not be able to continue to provide the range of telecommunications services that PAETEC’s customers need or seek. PAETEC may lose some of its customers or be unable to attract new customers if it cannot offer these services.

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

The development and offering of new services in response to new technologies or consumer demands may require PAETEC to increase its capital expenditures significantly. In addition, new technologies may be protected by patents or other intellectual property laws and therefore may be available only to PAETEC’s competitors and not to PAETEC.

PAETEC may not be able to compete effectively if it is unable to install additional network equipment or to convert its network to more advanced technology.

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

If PAETEC does not successfully implement its acquisition strategy, its acquisition of other businesses could harm PAETEC’s results of operations and financial condition.

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

Any significant impairment of PAETEC’s goodwill would lead to a decrease in PAETEC’s assets and a reduction in its net operating performance.

At December 31, 2008, PAETEC had goodwill of approximately $300.6 million, which constituted approximately 20.1% of PAETEC’s total assets at that date. If PAETEC makes changes in its business strategy or if market or other conditions adversely affect its business operations, PAETEC may be forced to record an impairment charge, which would lead to a decrease in the company’s assets and reduction in net operating performance. For 2008, PAETEC recorded a goodwill impairment charge of $355.0 million. PAETEC tests goodwill for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, PAETEC is required to record an impairment change for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill of impairment requires PAETEC to make significant estimates about the future performance and cash flows of the company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about PAETEC’s business and its future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment change.

Adverse developments in the credit and capital markets may negatively affect PAETEC’s ability to raise additional capital.

Adverse conditions in the debt security and syndicated loan markets, which have significantly reduced the availability of corporate credit, are increasingly affecting the global financial system and equity markets. PAETEC’s ability to access the debt and equity markets may be restricted at a time when it would like, or need, to access such markets, which could have an adverse effect on PAETEC’s flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of PAETEC’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

PAETEC’s significant level of debt and interest payment obligations may limit its ability to compete and expose it to interest rate risk to the extent of its variable-rate debt.

As of March 1, 2009, PAETEC had a total of $935.5 million of indebtedness outstanding, including $300.0 million principal amount of senior notes, $579.7 million principal amount of borrowings outstanding under its senior secured term loan facilities and $50.0 million under its revolving credit facility. This substantial level of indebtedness may have important consequences. For example, it may:

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

The development and expansion of PAETEC’s network will require substantial capital investment. If PAETEC chooses to accelerate the expansion of its business, PAETEC will require additional capital. PAETEC also may require additional capital to fund payments of its indebtedness as an increasing amount of such indebtedness becomes due and payable. If PAETEC cannot successfully obtain additional equity or debt financing for necessary purposes on acceptable terms, PAETEC could be at a competitive disadvantage relative to competitors with significant capital or the ability to raise significant capital for expansion. The terms of any financing PAETEC does obtain may be burdensome to PAETEC.

PAETEC’s operating performance will suffer if it is not offered competitive rates for the access services PAETEC needs to provide its long distance services.

PAETEC depends on other telecommunications companies to originate and terminate a significant portion of the long distance traffic initiated by its network services customers. Access charges historically have made up a significant percentage of the overall cost associated with the provision of long distance service by PAETEC. If the volume of long distance traffic PAETEC carries remains substantial, its operating performance will suffer if it is not offered these access services at rates that are substantially equivalent to the rates charged to its competitors or that otherwise do not enable it to have profitable pricing of its long distance services.

Regulatory initiatives may continue to reduce the rates PAETEC is permitted to charge for some services that it provides to long distance and competing local exchange carriers.

The rates that PAETEC charges long distance service providers for originating or terminating interstate and intrastate calls initiated by their customers to customers served by its network, and for transferring calls by PAETEC’s customers onto the long distance carrier’s network, cannot exceed the rates established by federal and, in some cases, state regulatory authorities. There are several pending FCC and state regulatory proceedings addressing these rates and state legislative proposals that would mandate reductions in competitive carrier rates for these services. The outcome of these proceedings and legislative initiatives could result in a material reduction in the rates PAETEC may charge some carriers for originating and terminating long distance traffic. Mandated reductions in switched access rates for all carriers also could adversely affect operating margins and revenues of PAETEC’s carrier services business, as PAETEC’s wholesale termination and origination services may not be offered at significantly lower cost than the reduced switched access rates. Similarly, the rates PAETEC may charge to local carriers to terminate local calls made by their customers to PAETEC’s customers are governed by state regulatory authorities and agreements between the local carriers and PAETEC. In the future, federal or state regulatory authorities may institute proceedings that could have the effect of reducing the rates PAETEC may charge local service providers for terminating local traffic. Such reductions in originating and terminating rates could have a material adverse effect on PAETEC’s business and cash flow.

If PAETEC does not continue to attract and retain qualified personnel and independent sales agents or retain its key management, PAETEC may not be able to execute its business plan.

PAETEC faces competition for qualified personnel, including management, technical and sales personnel. PAETEC also relies on a large number of independent sales agents to market and sell PAETEC’s services. If

PAETEC is unable to attract and retain experienced and motivated personnel, including a large and effective direct sales force, a substantial number of independent sales agents, and qualified information technology and other back office personnel, PAETEC may not be able to obtain new customers or effectively service existing customers, or sell sufficient amounts of service to execute PAETEC’s business plan. Additionally, the loss of key management personnel could impair PAETEC’s ability to implement its acquisition integration plan and execute its business strategy, which could hinder PAETEC’s ability to sustain profitable operations.

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

PAETEC anticipates that it will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting PAETEC’s business. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants, including PAETEC, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to PAETEC’s financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, access charges applicable to different categories of traffic (including traffic originating from or terminating on wireless networks), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to PAETEC, the prices PAETEC will pay for those services and facilities, and the regulatory treatment of new technologies and services.

PAETEC’s business could suffer if third parties successfully claim that PAETEC has infringed their intellectual property rights.

The dependence of the telecommunications industry on proprietary technology has resulted in increasingly frequent litigation based on allegations of the infringement of patents and other intellectual property. PAETEC may be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Regardless of its merits, any intellectual property litigation could be time-consuming and costly and could divert management’s time and attention from PAETEC’s business operations. Adverse resolutions of any such litigation could adversely affect PAETEC’s business by requiring PAETEC to:

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

A major earthquake, hurricane, tornado, fire, terrorist attack on the United States, or other catastrophic event could damage PAETEC’s network, network operations centers, central offices or corporate headquarters. Such an event could interrupt PAETEC’s service, adversely affect service quality and harm PAETEC’s business. PAETEC does not have replacement or redundant facilities that it can use to provide alternative means of service to all customers or under every circumstance in the event of a catastrophic event. Any damage to PAETEC’s network could result in degradation of PAETEC’s service for some customers and could result in complete loss of service in affected areas.

Future sales of PAETEC’s common stock in the public market could lower the price of PAETEC common stock and impair PAETEC’s ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of PAETEC common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of PAETEC common stock and could make it more difficult for PAETEC to raise funds through a public offering of its equity securities. PAETEC has entered into a registration rights agreement with some of McLeodUSA’s former stockholders, and PAETEC stockholders with rights under that registration rights agreement and a second registration rights agreement will have the benefit, subject to limitations and qualifications, to demand, piggyback and, in the case of the McLeodUSA stockholders, shelf registration rights with respect to their PAETEC common stock.

If PAETEC fails to maintain proper and effective internal control over financial reporting or fails to implement any required changes, PAETEC’s ability to produce accurate financial statements could be impaired, which could increase its operating costs and adversely affect its ability to operate its business.

PAETEC is required to provide annual management assessments of the effectiveness of its internal control over financial reporting and to provide reports on the effectiveness of its internal control by PAETEC’s independent registered public accounting firm addressing these assessments. Ensuring that PAETEC has adequate internal control over financial reporting so that PAETEC can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Implementing any required changes to PAETEC’s internal controls may require modifications to PAETEC’s existing accounting systems or the engagement of additional accounting personnel. Any failure to maintain adequate internal controls, or the inability to produce accurate financial statements on a timely basis, could increase PAETEC’s operating costs and impair PAETEC’s ability to operate its business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

PAETEC owns and leases several sales offices, switch sites, collocation sites, and other facilities across its nationwide service area. PAETEC’s corporate headquarters and one of its network operations centers are located in Fairport, New York. The shared facility consists of approximately 100,000 square feet of office space and is occupied under a 20-year lease expiring in April 2021. For information about the leased facilities, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

PAETEC intends to lease additional sales offices and network equipment sites as it expands. PAETEC believes that necessary space will be available on a commercially reasonable basis to accommodate its anticipated growth.

All owned properties secure PAETEC’s obligations under its senior secured credit facilities, which as of March 1, 2009 had $629.7 million principal amount of borrowings outstanding, including $50.0 million under PAETEC’s revolving credit facility. For information about PAETEC’s indebtedness, see Note 6 to the consolidated financial statements appearing elsewhere in this report.

For additional information about PAETEC’s properties, see “Business—PAETEC’s Business—PAETEC’s Network Architecture and Deployment.”

Item 3.	Legal Proceedings.

Proceeding Involving Sprint Communications

In January 2008, Sprint Communications Company L.P., or “Sprint,” filed a patent infringement action in the U.S. District Court for the District of Kansas against PAETEC Holding and two of its subsidiaries, including one operating subsidiary, PaeTec Communications, Inc. Sprint alleges that PaeTec Communications infringed patents which Sprint characterizes as constituting part of Sprint’s Voice over Packet patent portfolio by selling products and services that utilize technology covered by the Sprint patents. Sprint’s claim of infringement purportedly relates to its patents for the methods of use and system architecture of packet technology to carry telephone calls to or from the public switched telephone network. Sprint seeks unspecified amounts of compensatory and treble damages, attorneys’ fees, and injunctive relief against future sales by the defendant companies of any products and services that allegedly violate Sprint’s patents. Sprint formally served PAETEC with its complaint in May 2008, which PAETEC answered in July 2008. A court-ordered mediation session was held in November 2008. The parties have continued to engage in discussions to explore a mutually agreeable resolution of Sprint’s claims. In the event the case is not settled, PAETEC intends to pursue vigorously its defenses in this litigation.

Proceeding Involving Iowa Department of Revenue

Some operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue with respect to the purchase of equipment from 1996 through 2005. These assessments, including estimated interest and penalties, total approximately $16.5 million. PAETEC believes it has meritorious defenses against a significant portion of these assessments and intends to pursue vigorously its defenses during the appeal process. If PAETEC were to be unsuccessful in its defense against the assessments, it likely would face additional assessments estimated at $2.1 million, including estimated interest and penalties, with respect to each of 2006, 2007 and 2008.

From time to time, PAETEC is subject to other legal proceedings in the normal course of its operations. See “Business—Regulation” for information about some of these proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of PAETEC’s security holders in the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Stock

PAETEC’s common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC. The common stock began trading on the NASDAQ Global Select Market under the trading symbol “PAET” on March 1, 2007 following completion of the business combination of PAETEC Corp. and US LEC Corp. The following tables set forth, for the periods indicated, the high and low sales prices per share of PAETEC common stock as reported by the NASDAQ Global Select Market.

2007	High	Low
First Quarter (from March 1, 2007)	$20.40	$8.75
Second Quarter	$12.31	$10.24
Third Quarter	$13.17	$10.40
Fourth Quarter	$13.72	$8.96

2008	High	Low
First Quarter	$10.17	$6.39
Second Quarter	$9.02	$6.21
Third Quarter	$6.72	$1.74
Fourth Quarter	$2.39	$0.76

As of March 1, 2009, PAETEC had approximately 508 holders of record of its common stock.

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

Performance Graph

The following performance graph compares the cumulative total return on PAETEC’s common stock on a quarter-end basis from March 31, 2007, the last day of the month in which trading of PAETEC’s common stock began on the NASDAQ Global Select Market, through December 31, 2008, with the total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph assumes that the value of the investment was $100 on March 31, 2007, and that all dividends and other distributions were reinvested.

Comparison of Cumulative Total Return

Among PAETEC’s Common Stock, the NASDAQ Composite Index

and the NASDAQ Telecommunications Index

Company / Index	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
PAETEC Holding Corp.	$100.00	$107.73	$118.99	$93.03	$63.55	$60.59	$20.52	$13.74
NASDAQ Composite Index	$100.00	$107.50	$111.56	$109.52	$94.11	$94.69	$86.38	$65.12
NASDAQ Telecommunications Index	$100.00	$109.81	$121.79	$108.05	$96.24	$97.86	$84.57	$61.60

The performance graph will not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that PAETEC specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table provides information about PAETEC’s purchases of its common stock during the fourth quarter of 2008:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2008 – October 31, 2008 (1)	—	$—	—	$21,490
November 1, 2008 – November 30, 2008 (1)	557,069	1.19	557,069	20,830
December 1, 2008 – December 31, 2008 (1)	2,866,697	1.33	2,866,697	17,007

Quarter ended December 31, 2008	3,423,766	$1.31	3,423,766	$17,007

(1)	Represents shares of common stock purchased by PAETEC in open-market transactions pursuant to the repurchase program announced on August 13, 2008, which provides for the repurchase from time to time of up to $30 million of PAETEC’s common stock, at the company’s discretion, and subject to conditions, through August 2009.
(2)	The dollar values listed in this column include commissions paid to brokers to execute the transactions.

Item 6.	Selected Financial Data

The selected consolidated statements of operations data, consolidated balance sheet data, other financial data and operating data reflect the financial results of PAETEC Corp., as predecessor to PAETEC Holding Corp., and PAETEC Corp.’s wholly-owned subsidiaries. After February 28, 2007, the date of completion of the merger transaction with US LEC Corp., or “US LEC,” the accompanying selected data include the accounts of PAETEC Holding Corp. and its wholly-owned subsidiaries, including PAETEC Corp. and PAETEC Corp.’s wholly-owned subsidiaries and US LEC Corp. and US LEC Corp.’s wholly-owned subsidiaries. After February 8, 2008, the date of completion of the merger transaction with McLeodUSA, the accompanying selected data include the foregoing accounts as well as the accounts of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries.

The following tables show the selected consolidated statements of operations data, consolidated balance sheet data, other financial data and operating data of PAETEC Corp. as of and for each of the years ended December 31, 2004, 2005 and 2006, and of PAETEC Holding as of and for the years ended December 31, 2007 and 2008. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” appearing elsewhere in this report. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with GAAP, which are not included in this report. PAETEC’s historical results are not necessarily indicative of its results for any future period.

You should read the data set forth below together with PAETEC’s consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2008 (1)	2007 (2)	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Network services revenue	$1,237,668	$855,833	$460,347	$400,717	$316,731
Carrier services revenue	271,279	144,924	88,284	76,685	70,767
Integrated solutions revenue	61,433	40,256	37,671	32,022	26,173

Total revenue	1,570,380	1,041,013	586,302	509,424	413,671
Cost of sales (exclusive of operating items shown separately below)	781,347	491,684	282,169	237,809	168,115
Litigation settlement	—	—	1,500	(860)	—
Retroactive network cost discount	—	—	—	(1,750)	—

Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	572,180	373,715	219,516	193,846	172,075
Impairment charge	355,000	—	—	—	—
Integration and separation costs	12,700	3,665	—	—	—
Leveraged recapitalization related costs	—	—	15,153	—	—
Withdrawn initial public offering and related terminated senior secured credit facility expenses	—	—	—	4,553	—
Depreciation and amortization	174,251	75,237	34,618	29,076	22,808

(Loss) income from operations	(325,098)	96,712	33,346	46,750	50,673
Other income, net	(663)	(4,784)	(4,509)	(3,098)	(715)
Interest expense	73,663	68,373	27,319	10,472	10,911
Loss on extinguishment of debt	—	14,558	5,081	—	—
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	(10,778)	10,778	—

(Loss) income before income taxes	(398,098)	18,565	16,233	28,598	40,477
Provision for (benefit from) income taxes	89,797	8,037	8,430	14,124	(37,158)

Net (loss) income	$(487,895)	$10,528	$7,803	$14,474	$77,635

(Loss) income allocated to common stockholders	$(487,895)	$10,528	$(33,155)	$(623)	$39,495

Basic net (loss) income per common share—(3)	$(3.48)	$0.12	$(1.05)	$(0.02)	$1.35

Diluted net (loss) income per common share—(3)(4)	$(3.48)	$0.10	$(1.05)	$(0.02)	$1.25

	As of December 31,
	2008 (1)	2007 (2)	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$164,528	$112,601	$46,885	$49,394	$45,882

Property and equipment, net	638,941	312,032	167,566	151,994	132,776

Total assets	1,496,520	1,166,356	379,740	355,230	334,573

Long-term debt and capital lease obligations (including current portion and net of debt discount)	930,833	795,557	373,786	111,886	132,126

Series A convertible redeemable preferred stock	—	—	—	193,164	178,067

	Year Ended December 31,
	2008 (1)	2007 (2)	2006	2005	2004
	(in thousands)
Other Financial Data:

Net cash provided by (used in) financing activities	127,767	290,275	(8,202)	(29,131)	(25,236)
Net cash provided by operating activities	152,131	113,116	53,555	64,451	57,894
Net cash used in investing activities	(227,971)	(337,675)	(47,862)	(31,808)	(38,600)
Adjusted EBITDA (5)	237,725	196,178	91,798	82,072	73,650

	As of December 31,
	2008 (1)	2007 (2)	2006	2005	2004
Operating Data:

Geographic markets served (6)	80	53	29	29	27

Number of switches deployed (7)	118	40	13	12	11

Total digital T1 transmission lines installed (8)	168,360	119,987	52,371	40,621	30,346

Total access line equivalents installed (8)	4,040,640	2,879,688	1,256,904	974,904	728,304

Total employees	3,685	2,432	1,312	1,231	1,124

(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(3)	Basic and diluted net (loss) income per common share for the years ended December 31, 2005 and 2004 were calculated using the “two-class” method in accordance with Emerging Issues Task Force Bulletin No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, by dividing undistributed (loss) income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period, after giving effect to the participating security, which was PAETEC’s convertible redeemable preferred stock that was outstanding in those periods. During the second quarter of 2006, as part of a leveraged recapitalization, PAETEC converted or repurchased all of its outstanding preferred stock. At and after June 30, 2006, there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted (loss) income per share does not apply to those periods.
(4)	Potential common shares, which under the treasury stock method consist of stock options, warrants, and restricted stock units, and preferred stock assuming the full conversion of such preferred stock, are excluded from the diluted net loss per common share calculations for 2005, 2006 and 2008 because the effect of their inclusion would have been anti-dilutive. As of December 31, 2006, and thereafter, there were no shares of convertible redeemable preferred stock outstanding.

(5)	Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. Adjusted EBITDA, as defined by PAETEC for the periods presented below, represents net (loss) income before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, impairment charge, integration and separation costs, loss on extinguishment of debt, leveraged recapitalization related costs, withdrawn initial public offering and related terminated senior secured credit facility expenses, and change in fair value of Series A convertible redeemable preferred stock conversion right. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net (loss) income, as net (loss) income is calculated in accordance with GAAP:

	Year Ended December 31,
	2008 (1)	2007 (2)	2006	2005	2004
	(in thousands)
Net (loss) income	$(487,895)	$10,528	$7,803	$14,474	$77,635
Add back non-EBITDA items included in net (loss) income:
Depreciation and amortization	174,251	75,237	34,618	29,076	22,808
Interest expense, net of interest income	71,857	63,607	24,995	9,067	10,365
Provision for (benefit from) income taxes	89,797	8,037	8,430	14,124	(37,158)

EBITDA	(151,990)	157,409	75,846	66,741	73,650
Stock-based compensation	22,015	20,546	6,496	—	—
Impairment charge	355,000	—	—	—	—
Integration and separation costs	12,700	3,665	—	—	—
Loss on extinguishment of debt	—	14,558	5,081	—	—
Leveraged recapitalization related costs	—	—	15,153	—	—
Withdrawn initial public offering and related terminated senior secured credit facility expenses	—	—	—	4,553	—
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	(10,778)	10,778	—

Adjusted EBITDA	$237,725	$196,178	$91,798	$82,072	$73,650

(6)	Each market represents a geographic area in which PAETEC offers its network services.
(7)	Switches are computers that connect customers to PAETEC’s network and transmit voice and data communications over the network.
(8)	An access line is a telephone line that extends from one of PAETEC’s central offices to a customer’s premises. PAETEC connects customers to its network by leasing digital T1 telephone and data transmission lines linking its customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. PAETEC calculates the number of access line equivalents it has installed by multiplying the number of digital T1 transmission lines it has installed by 24. The increase in digital T1 transmission lines and access line equivalents in 2008 was the result of 34,109 digital T1 transmission lines or 818,616 access line equivalents acquired through PAETEC’s merger with McLeodUSA completed on February 8, 2008. The increase in digital T1 transmission lines and access line equivalents in 2007 was the result of 50,444 digital T1 transmission lines or 1,210,656 access line equivalents acquired through PAETEC’s merger with US LEC completed on February 28, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors.”

You should read the following management’s discussion and analysis together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and PAETEC Corp. and its subsidiaries for all periods before the completion of the merger with US LEC Corp. on February 28, 2007. For the period beginning on March 1, 2007 through February 8, 2008, such references also include US LEC Corp. and its subsidiaries. On February 8, 2008, PAETEC completed its acquisition by merger of McLeodUSA Incorporated. For the period from beginning on February 9, 2008, such references refer to PAETEC Holding Corp. and its subsidiaries, including US LEC Corp. and McLeodUSA Incorporated and their respective subsidiaries.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC Holding had approximately 3,700 employees as of March 1, 2009. As of March 1, 2009, PAETEC Holding had in service 170,213 digital T1 transmission lines, which represented the equivalent of 4,085,112 access lines, for approximately 47,000 business customers in a service area encompassing 80 of the top 100 metropolitan statistical areas.

To supplement its internal growth, PAETEC has pursued an acquisition strategy that has sought acquisition candidates that fulfill one or more of the following objectives:

•	to increase its penetration of existing markets;

•	to expand into new markets;

•	to augment the geographic scope of its network fiber-based assets, primarily in high density markets; and

•	to enhance its ability to sell and deliver value-added services.

On February 8, 2008, PAETEC completed its business combination by merger with McLeodUSA, which became a wholly-owned subsidiary of PAETEC upon completion of the merger. McLeodUSA provides integrated communications services to small and medium-sized enterprises, and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers.

In accordance with Statement of Financial Accounting Standards, or “SFAS,” No. 141, Business Combinations, the purchase price of the McLeodUSA merger was allocated to the assets acquired and liabilities assumed based on their fair values as of the merger closing date, with the amounts exceeding the fair value being recorded as goodwill. The process to identify and record the fair value of assets acquired and liabilities assumed included an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments and contingencies. The amounts allocated to property and equipment and intangible assets are preliminary as of December 31, 2008 and will be finalized in the first quarter of 2009. As a result, depreciation and amortization expense may differ significantly from amounts historically reported.

To fund its recent expansion through acquisitions, which began in February 2007 with the US LEC merger and most recently included the acquisition of McLeodUSA in February 2008, PAETEC has increased its borrowings under a variety of debt arrangements. In connection with its acquisition of US LEC in 2007, PAETEC obtained $850 million principal amount of new senior secured credit facilities on February 28, 2007 and applied the proceeds of the facilities primarily to refinance or retire substantially all of the indebtedness of the two companies and to repurchase US LEC’s outstanding preferred stock. In July 2007, PAETEC amended its senior secured credit facilities and prepaid $300 million principal amount of borrowings under those facilities with the proceeds of an offering of $300 principal amount of its 9.5% Senior Notes due 2015 and cash on hand. In January 2008, PAETEC obtained $100 million principal amount of additional term loans under an incremental facility extended pursuant to its existing credit facilities agreement and applied a portion of the borrowings under that facility toward the redemption of all of McLeodUSA’s outstanding senior secured notes in connection with PAETEC’s acquisition of McLeodUSA.

In consideration of, among other matters, the adverse conditions in the credit markets and uncertainties concerning the timetable for a recovery of those markets, in October 2008, PAETEC obtained $50.0 million principal amount of revolving loans by a drawdown under its existing revolving credit facility. PAETEC will use the proceeds of the revolving loans for capital expenditures, working capital and other general corporate purposes, including potential repurchases of common stock under its program to repurchase up to $30.0 million of common stock through August 2009.

Trends Affecting Our Business

General Economic Slowdown. Adverse conditions in the economy, which have significantly reduced the availability of corporate credit, are increasingly affecting the global financial system and equity markets. These conditions and other factors have contributed to a slowdown of business activity across a broad range of industries. PAETEC believes that the financial and economic pressures faced by its business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. In addition, as a result of the current conditions, PAETEC’s ability to access the debt and equity markets may be restricted at a time when it would like, or need, to access such markets, which could have an adverse effect on PAETEC’s flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of PAETEC’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

Shifting Patterns of Use and Convergence of Technology. As telecommunications customers increasingly use wireless forms of communication, such as hand-held Internet access devices and cell phones, the volume of traffic carried by traditional wireline telecommunications networks has declined and is expected to continue to decline. Although we believe this trend is most pronounced in the residential marketplace, wireless substitution also has had an adverse effect on the wireline usage patterns of the medium-sized and large businesses and institutions we target. We believe wireless substitution has led to a decrease in the average minutes of use generated by our customers. To date, we have been able to offset this loss of revenue from existing customers through sales of services to new customers. We believe that the transition to wireless-based forms of communication will continue in the foreseeable future. We seek to respond to this trend by offering service levels and product packages that are not currently available using wireless alternatives.

Additionally, voice and data traffic historically have traveled over telecommunications networks using incompatible transmission formats. This means that a telecommunications transmission circuit had to be designated to carry either data traffic or voice traffic. As a result, excess capacity on a voice circuit could not be made available to reduce demand on a data circuit. Recent technologies that allow voice and data traffic to travel interchangeably over the same network, commonly known as Voice over Internet Protocol, or “VoIP,” technology, enables more efficient use of the telecommunications networks. Because we lease the majority of our transmission capacity, this increased efficiency has the potential to reduce significantly our cost of providing services to our customers. We continue to install equipment and transition our network to take advantage of these new technologies. We believe that, in operating a network using both traditional voice and newer VoIP technology, PAETEC is one of the leading competitive carriers in pursuing the benefits of technological convergence.

The combination of shifting patterns of use and increasing convergence of voice and data traffic could make it harder for us to sustain and improve our operating margins over the next several years. We believe that the challenges these trends may present will be offset in part by the efficiencies of operating a data network to which we will increasingly transition our traditional voice services.

Recent Growth of PAETEC. PAETEC primarily targets large, medium-sized and, to a lesser extent, small business end-user customers in providing a package of integrated communications services. Over the course of its recent merger transactions, PAETEC has acquired some customers and products that would not be considered consistent with PAETEC’s traditional operating focus. As PAETEC looks to increase its operating leverage, we anticipate that we may choose not to enhance offerings to some customers or renew some customer relationships. Such actions may impact the rate of our future revenue growth compared to historical trends.

Competition; Evolving Regulatory Environment; Industry Consolidation. The telecommunications industry has remained highly competitive in an environment marked by increased deregulation. Market forces and changes in government regulations have required, and may continue to require, us to reduce rates for some of the services we provide. These trends may reduce our historical rate of revenue growth and continue to exert pressure on our operating margins. We believe that the relatively long-term nature of our agreements with customers of our network services, which have an average initial term of 33 months, should reduce the likelihood that we will experience significant, rapid decreases in the rates we charge for our services.

Mergers involving the RBOCs and deregulatory activity favoring RBOCs at both federal and state levels over the past several years have made it more difficult to compete against these larger, financially stronger competitors. New regulatory changes that would permit incumbent carriers to materially increase rates charged for accessing last mile connections or reduce PAETEC’s rates for certain network services could make it more difficult for the company to remain competitive.

Our industry has experienced a significant amount of consolidation in recent periods. Merger and acquisition transactions have created more significant competitors for PAETEC and have reduced the number of vendors from which PAETEC may purchase network elements it leverages to operate its business. We expect this trend to continue in the near future. To compete more effectively in our industry, we plan to continue pursuing our historical acquisition strategy to increase our operating leverage, achieve economies of scale and broaden our name recognition.

Financial Difficulties Faced by Many Competitive Communications Carriers. Over the last five years, many competitive communications services providers have experienced financial difficulties. These difficulties have led to the general perception that the competitive carrier sector of our industry is marred by instability and financial weakness. This perception makes it harder for us to gain new customers, raise additional capital and negotiate with our vendors. We have addressed this perception by maintaining cash balances that are generally in excess of our current needs and by limiting our growth activities so that we do not impair our short-term cash flow.

Revenue

PAETEC derives revenue from sales of its network services, carrier services and integrated solutions services. PAETEC derives most of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network services.

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features on those lines. PAETEC primarily bills monthly recurring fees in advance.

Usage-based fees consist of fees paid by PAETEC’s network services customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as “reciprocal compensation” when PAETEC terminates local calls made by their customers, and access fees paid by other carriers for long distance calls PAETEC originates or terminates for those carriers.

The monthly recurring fees and usage-based fees generated by sales of PAETEC’s network services to end users and carrier services to any customer tend to be relatively consistent from month to month, subject to changes in the calling patterns of the customer’s business. These fees generally are based on the number of digital T1 transmission lines used by the customer. Because PAETEC believes that the cumulative number of digital T1 transmission lines in service provides accurate information with respect to its future revenue, the company uses data with respect to the cumulative number of digital T1 transmission lines PAETEC has in service from period to period to assist it in evaluating revenue trends related to its network services and carrier services businesses.

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end users on a retail basis, which the company refers to as its “network services.” Revenue from network services represented approximately 79% of PAETEC’s total revenue for 2008, 82% of PAETEC’s total revenue for 2007 and 79% of PAETEC’s total revenue for 2006. PAETEC’s network services revenue consists primarily of monthly recurring fees and usage-based fees. In addition to usage-based fees invoiced directly to the end-user customers, usage-based fees for PAETEC’s network services include the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long-distance calls for those other providers to or from PAETEC’s network services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates local calls made by the customers of the other local carriers. PAETEC recognizes revenue during the period in which the revenue is earned. PAETEC’s network services also generate non-recurring service activation and installation fee revenues, which it receives upon initiation of service. PAETEC defers recognition of these revenues and amortizes them over the average contractual life, which is primarily three years.

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which the company refers to as its “carrier services.” Revenue from carrier services represented approximately 17% of PAETEC’s total revenue for 2008, 14% of PAETEC’s total revenue for 2007 and 15% of PAETEC’s total revenue for 2006.

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

Access Fee and Reciprocal Compensation Revenue Generated by Network Services and Carrier Services. PAETEC generates access fees when PAETEC’s switching facilities provide a connection between a long distance carrier and an end user. In accordance with a May 2004 order by the FCC, PAETEC has designed its interstate access rates to equal the interstate access rates charged by the competing incumbent carrier for functionally equivalent access services, including all applicable fixed and traffic-sensitive charges. In the May

2004 order, the FCC announced a new rule that limits the interstate access fees competitive carriers like PAETEC are able to collect from a long distance carrier in situations where the competitive carriers do not provide service directly to the end user. This rule specifically targeted traffic that competitive carriers handle for wireless carriers and provided that competitive carriers could charge no more than incumbent carriers for these services.

State regulatory commissions historically have regulated the intrastate access rates imposed by incumbent carriers, but many states had subjected the intrastate access rates of competitive carriers to significantly less regulation. Some states in PAETEC’s geographic markets also require a competitive carrier to mirror the intrastate access rates of the incumbent carrier in that state or interstate rate levels. California and Virginia recently adopted requirements requiring competitive carriers progressively to reduce their intrastate access rates over a limited period. Other state regulatory commissions have begun proceedings to investigate intrastate access rates of competitive carriers. Those proceedings may result in a change to the rates PAETEC assesses long distance carriers for use of the company’s in-state networks. Further, if enacted, legislation pending in some states would require state agencies to order reductions in competitive carrier access charges.

Both the FCC and state regulatory commissions continue to review rules regarding the compensation local carriers pay to other local carriers for termination of local telephone calls as reciprocal compensation. Rates and terms for reciprocal compensation are based on agreements between PAETEC and other local carriers and are supported by federal and state regulatory and judicial rulings. The company is engaged in continuing discussions with large incumbent carriers, among others, to perpetuate its contractual arrangements for reciprocal compensation in relevant service territories. PAETEC has agreements in place with an increasing number of other local providers, including Qwest in its region, that require such termination services to be provided on a “bill and keep” basis in which neither carrier charges the other for terminating local calls. Reciprocal compensation constituted 2% of PAETEC’s total revenue for 2008, 2% of PAETEC’s total revenue for 2007 and 3% of PAETEC’s total revenue for 2006. Most of PAETEC’s reciprocal compensation for these periods was generated by PAETEC’s carrier services.

As described in “Business—Regulation,” all forms of intercarrier compensation, including exchange access and reciprocal compensation, currently are the subject of a generic proceeding at the FCC designed to reform the way carriers and providers pay other carriers and providers for use of their respective networks.

Total access fee revenue and reciprocal compensation attributable to both network services and carrier services customers represented approximately 9% of PAETEC’s total revenue for 2008, 10% of PAETEC’s total revenue for 2007 and 11% of PAETEC’s total revenue for 2006. Access fee revenue and reciprocal compensation, as a percentage of carrier services revenue, decreased to 25% in 2008 and to 43% in 2007 from 47% in 2006. Access fee revenue and reciprocal compensation accounted for 5% of PAETEC’s network services revenue for 2008, 2007 and 2006. The decreasing contribution of access fee revenue and reciprocal compensation to PAETEC’s operating results over this three-year period was principally due to a shift in product mix.

Integrated Solutions. PAETEC derives revenue from sales to retail end-user customers of telecommunications equipment and software and related services, which the company refers to as its “integrated solutions.” Revenue from these integrated solutions represented approximately 4% of PAETEC’s total revenue for 2008, 4% of PAETEC’s total revenue for 2007 and 6% of PAETEC’s total revenue for 2006.

A portion of PAETEC’s integrated solutions revenue consists of fees its customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes revenue for equipment sales and system design and installation services upon delivery and acceptance of the underlying equipment.

PAETEC derives an additional component of its integrated solutions revenue by selling and supporting its proprietary telecommunications software. PAETEC recognizes revenue related to software sales upon delivery of the software. Support fees include fees for maintenance of PAETEC’s telecommunications software and fees for training the end user in the proper use of that software. PAETEC recognizes maintenance fees on a pro rata basis over the length of the underlying maintenance contract and training fees after it fulfills the training obligation.

Cost of Sales

PAETEC provides its network services and carrier services by using electronic network components that it owns and telephone and data transmission lines that it leases from other telecommunications carriers. PAETEC’s cost of sales for these services consists primarily of leased transport charges and usage costs for local and long distance calls. PAETEC’s leased transport charges are the payments it makes to lease the telephone and data transmission lines, which the company uses to connect its customers to its network and to connect its network to the networks of other carriers. Usage costs for local and long distance are the costs that PAETEC incurs for calls made by its customers. Cost of sales for PAETEC’s integrated solutions includes the costs it incurs in designing systems and purchasing and installing equipment.

Selling, General and Administrative Expenses

PAETEC’s selling, general and administrative expenses include selling and marketing, customer service, billing, corporate administration, engineering personnel and other personnel costs.

Impairment Charge

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

During the third quarter of 2008, PAETEC experienced a significant decline in market capitalization as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred after PAETEC’s announcement in August 2008 that its operating results for the second quarter of 2008 would be lower than expected. Some factors contributing to this performance below expectations included less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. PAETEC determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to SFAS No. 142. As a result, PAETEC completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation, and concluded that the fair values of some of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, PAETEC conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. PAETEC recorded a non-cash charge of $340.0 million based on a preliminary assessment in the third quarter of 2008. Based on finalization of the original assessment in connection with the preparation of PAETEC’s audited financial statements included in this report, PAETEC recorded an additional non-cash charge of $15.0 million in the fourth quarter of 2008.

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

Leveraged Recapitalization Related Costs

In June 2006, PAETEC completed a leveraged recapitalization to eliminate all outstanding shares of its Series A convertible redeemable preferred stock before the optional redemption rights of the holders of those shares became effective in February 2007, as well as the associated approval rights of the holders of those shares and the additional approval rights of the former stockholders of Campuslink Communications Systems, Inc.

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

The leveraged recapitalization also included PAETEC’s cash repurchase of specified options to purchase Class A common stock issued in connection with PAETEC’s acquisition by merger of Campuslink Communications. The excess of the repurchase price over the fair value of the options immediately before the repurchase of $0.2 million was recognized as additional compensation expense and included in leveraged recapitalization related costs in PAETEC’s consolidated statement of operations and comprehensive income for 2006.

To induce specified initial stockholders of PAETEC to provide the consents, approvals, waivers, releases and other agreements necessary to complete the other leveraged recapitalization transactions, PAETEC issued and sold shares of Class A common stock for no additional consideration to these initial stockholders. The fair value of these shares of Class A common stock of $2.6 million was recorded as an inducement expense and included in leveraged recapitalization related costs in PAETEC’s consolidated statements of operations and comprehensive income for 2006.

PAETEC incurred $1.1 million of external legal, accounting and consulting fees related to the leveraged recapitalization which was included in leveraged recapitalization related costs in PAETEC’s consolidated statement of operations and comprehensive income for 2006.

See Note 9 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding the leveraged recapitalization.

Depreciation and Amortization

Depreciation and amortization include depreciation of PAETEC’s telecommunications network and equipment, computer hardware and purchased software, office equipment, furniture and fixtures, leasehold improvements, and buildings, as well as amortization of intangible assets.

Interest Expense

Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities and senior notes, amortization of debt issuance costs, debt discounts, interest due on PAETEC’s capital lease obligations and other debt, and the ineffective portion of the gain or loss associated with the company’s interest rate swap derivatives that are accounted for as hedges.

Other Income, Net

Other income, net includes investment and other financing income.

Change in Fair Value of Series A Convertible Redeemable Preferred Stock Conversion Right

The conversion right of the Series A convertible redeemable preferred stockholders combined with the cash repurchase right of the Series A convertible redeemable preferred stockholders represented an embedded derivative. The change in fair value of Series A convertible redeemable preferred stock conversion right represents the change in fair value of this embedded derivative during the applicable period. All outstanding shares of the Series A convertible redeemable preferred stock were repurchased or converted into PAETEC Class A common stock pursuant to the June 2006 recapitalization.

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

Stock-Based Compensation

PAETEC’s employees participate in a variety of equity incentive plans. Effective January 1, 2006, PAETEC adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective method and, therefore, has not restated prior periods’ results. Under this transition method, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Adjusted EBITDA Presentation

Adjusted EBITDA, as defined by PAETEC for the periods presented in this management’s discussion and analysis, represents net (loss) income before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, impairment charge, integration and separation costs, loss on extinguishment of debt, leveraged recapitalization related costs, and change in fair value of Series A convertible redeemable preferred stock conversion right. PAETEC’s adjusted EBITDA is a non-GAAP financial measure used by PAETEC’s management, together with financial measurements prepared in accordance with GAAP such as revenue and cash flows from operations, to assess PAETEC’s historical and prospective operating performance. Management believes that trends in PAETEC’s adjusted EBITDA are a valuable indicator of PAETEC’s ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

Management uses adjusted EBITDA to enhance its understanding of PAETEC’s core operating performance, which represents management’s views concerning PAETEC’s performance in the ordinary, ongoing and customary course of its operations. PAETEC’s calculation of adjusted EBITDA excludes the following costs, none of which management views as expenses relevant to its assessment of PAETEC’s core operating performance:

•	stock-based compensation expense;

•	impairment charge;

•	integration and separation costs;

•	loss on extinguishment of debt;

•	costs PAETEC incurred in connection with the leveraged recapitalization it completed in June 2006; and

•	change in fair value of Series A convertible redeemable preferred stock conversion rights.

PAETEC’s management also uses adjusted EBITDA to evaluate PAETEC’s performance relative to that of its competitors. This financial measure permits a comparative assessment of PAETEC’s operating performance relative to the company’s performance based on its GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. Management believes that adjusted EBITDA is a particularly useful comparative measure within PAETEC’s industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant non-operating charges to earnings, such as those resulting from debt restructurings, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations.

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

PAETEC’s management compensates for these limitations by relying primarily on PAETEC’s GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in adjusted EBITDA. As a result of these limitations, adjusted EBITDA should not be considered as an alternative to net (loss) income, as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows, as calculated in accordance with GAAP, as a measure of liquidity.

Results of Operations

The following table presents selected operating data for the fiscal years ended December 31, 2008, 2007 and 2006. The following comparison of PAETEC’s operating results for 2008 to PAETEC’s operating results for 2007 is materially affected by the acquisition by PAETEC Holding Corp. of McLeodUSA on February 8, 2008. As a result of the McLeodUSA merger, McLeodUSA’s operating results are included in PAETEC’s results for 2008 beginning on February 9, 2008. In addition, the following comparison of PAETEC’s operating results for 2007 to PAETEC’s operating results for 2006 is materially affected by the combination of PAETEC Corp. and US LEC on February 28, 2007. As a result of the US LEC merger, US LEC’s operating results are included in PAETEC’s results for 2007 beginning on March 1, 2007. Because of the significance of both merger transactions, PAETEC’s operating results for 2008, 2007 and 2006 are not directly comparable. PAETEC’s operating results for those years were as follows (dollars in thousands):

	Year Ended December 31,
	2008 (1)		2007 (2)		2006
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:
Network services	$1,237,668	79%	$855,833	82%	$460,347	79%
Carrier services	271,279	17%	144,924	14%	88,284	15%
Integrated solutions	61,433	4%	40,256	4%	37,671	6%

Total Revenue	1,570,380	100%	1,041,013	100%	586,302	100%
Cost of sales (3)	781,347	50%	491,684	47%	282,169	48%
Litigation settlement	—	*	—	*	1,500	*
Selling, general and administrative expenses (4)	572,180	36%	373,715	36%	219,516	37%
Impairment charge	355,000	23%	—	*	—	*
Integration and separation costs	12,700	1%	3,665	*	—	*
Leveraged recapitalization related costs	—	*	—	*	15,153	3%
Depreciation and amortization	174,251	11%	75,237	7%	34,618	6%

(Loss) income from operations	(325,098)	(21%)	96,712	9%	33,346	6%
Other income, net	(663)	*	(4,784)	*	(4,509)	(1%)
Interest expense	73,663	5%	68,373	7%	27,319	5%
Loss on extinguishment of debt	—	*	14,558	1%	5,081	1%
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	*	—	*	(10,778)	(2%)

(Loss) income before income taxes	(398,098)	(25%)	18,565	2%	16,233	3%
Provision for income taxes	89,797	6%	8,037	1%	8,430	1%

Net (loss) income	$(487,895)	(31%)	$10,528	1%	$7,803	1%

Adjusted EBITDA (5)	$237,725		$196,178		$91,798

*	Less than one percent.
(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(3)	Exclusive of operating items shown separately below.
(4)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(5)

Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net (loss) income before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, impairment charge, integration and separation costs, loss on extinguishment of debt, leveraged recapitalization related costs, and change in fair value of Series A convertible redeemable preferred stock conversion right. Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net (loss) income, as net (loss) income is calculated in accordance with GAAP (in thousands):

	Year Ended December 31,
	2008 (1)	2007 (2)	2006
Net (loss) income	$(487,895)	$10,528	$7,803
Add back non-EBITDA items included in net (loss) income:
Depreciation and amortization	174,251	75,237	34,618
Interest expense, net of interest income	71,857	63,607	24,995
Provision for income taxes	89,797	8,037	8,430

EBITDA	(151,990)	157,409	75,846
Stock-based compensation	22,015	20,546	6,496
Impairment charge	355,000	—	—
Integration and separation costs	12,700	3,665	—
Loss on extinguishment of debt	—	14,558	5,081
Leveraged recapitalization related costs	—	—	15,153
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	(10,778)

Adjusted EBITDA	$237,725	$196,178	$91,798

Recent Operating Results. PAETEC’s network services, carrier services and integrated solutions services each experienced revenue growth in 2008, largely as a result of the addition of McLeodUSA’s results beginning on February 9, 2008. PAETEC’s operating results, however, were affected by a number of factors that limited the growth in revenue and that contributed to cost increases which outpaced revenue growth in 2008.

Revenue generated by long-distance services and carrier access revenue in 2008 was constrained by less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. PAETEC believes that the foregoing effects on the company’s network services revenue reflected weaker economic conditions in PAETEC’s markets and the effects of continued migration of customers to IP-based and other offerings which tend to generate less minutes of use. Growth in PAETEC’s revenue from data services, particularly from its virtual private network services, continued in 2008, offsetting in part the negative revenue impact of the usage-based pressure. Carrier services revenue increased as a percentage of total revenue in 2008 largely due to the addition of operations of McLeodUSA, which derived a higher percentage of revenue from carrier customers than PAETEC before it acquired McLeodUSA. Growth in PAETEC’s carrier services revenue, however, was somewhat constrained by a loss of customers due in part to ongoing consolidation of wireless services companies, which has resulted in the transfer by larger carriers of wireless origination traffic and wireless transport onto their own networks.

PAETEC experienced higher cost of sales as a percentage of revenue in 2008 compared to 2007 due in part to some lower margin offerings of acquired businesses. Cost of sales also reflected the effects of network investments in 2008, which anticipated a higher level of revenue than PAETEC achieved, and higher selling, general and administrative expenses resulting from acquired businesses. PAETEC recorded a significant increase in depreciation and amortization expense in 2008 resulting from the growth in its depreciable asset base, as well as the recognition of increased intangibles primarily due to the McLeodUSA acquisition.

In light of adverse conditions in the economy and other operating trends that contributed to its results in 2008, PAETEC has continued to seek costs savings and enhance operational efficiencies through a number of measures. These include reducing employee headcount; pursuing a strategy to disconnect unused facilities; and decelerating capital expenditures to better align these costs to the slower revenue growth PAETEC is currently experiencing, while continuing to invest for long-term expansion. PAETEC’s efforts to reduce employee headcount began in August 2008 with the elimination of 151 full-time equivalent positions, which PAETEC anticipates will generate annualized cost savings of approximately $9.8 million in 2009 and thereafter, excluding amounts related to termination benefits. In December 2008, PAETEC terminated the employment of an additional 222 full-time employees, as a result of which PAETEC expects to incur total charges of approximately $6.6 million through the end of 2010, the majority of which relate to cash severance costs. PAETEC is also pursuing other expense management initiatives. After giving effect to these initiatives and to some anticipated offsetting increases in selling, general and administrative expenses, we expect that selling, general and administrative expenses, as a percentage of total revenues, will remain stable or improve slightly for 2009.

2008 Compared With 2007

Revenue. Total revenue increased $529.4 million, or 50.9%, to $1,570.4 million for 2008 from $1,041.0 million for 2007, principally because of the inclusion of McLeodUSA’s results for the majority of the 2008 period. Of total revenue for 2008, revenue from network services, carrier services and integrated solutions services accounted for 78.8%, 17.3% and 3.9%, respectively, compared to 82.2%, 13.9% and 3.9%, respectively, for 2007.

Revenue from network services increased $381.8 million, or 44.6%, to $1,237.7 million for 2008 from $855.8 million for 2007. For 2008, revenue from monthly recurring fees and usage-based fees accounted for 71.6% and 27.8%, respectively, of revenue from network services, compared to 66.6% and 31.2%, respectively, of such revenue for 2007. The increase in network services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service from 119,987 lines as of December 31, 2007 to 168,360 lines as of December 31, 2008, of which McLeodUSA accounted for 34,109 lines, as well as from increased revenue from application services and network security products. Growth of the network services business was constrained by fewer than expected billable minutes of use, increased pricing pressure, and an increase in customer attrition rates. PAETEC anticipates that these factors will adversely affect its rate of network services revenue growth for 2009.

Revenue from carrier services increased $126.4 million, or 87.2%, to $271.3 million for 2008 from $144.9 million for 2007. The increase in carrier services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service, as well as growth of new integrated T-1 services and multi-site VPN sales. For 2008, revenue from monthly recurring fees and usage-based fees accounted for 42.0% and 49.9%, respectively, of revenue from carrier services, compared to 30.3% and 68.8%, respectively, of such revenue for 2007. The increase in monthly recurring fees as a percentage of total carrier services revenue was primarily attributable to the inclusion of McLeodUSA’s results for a majority of 2008, as monthly recurring fees historically have represented a higher percentage of total carrier services revenue of McLeodUSA’s business than of PAETEC’s business.

Access fee revenue represented 37.1% of carrier services usage-based fees for 2008 and 45.3% of carrier services usage-based fees for 2007. Reciprocal compensation constituted 13.2% of carrier services usage-based fees for 2008 and 16.4% of carrier services usage-based fees for 2007. The decrease in access fees and reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward IP-based and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to consolidation in the wireless communications industry.

Revenue from integrated solutions services increased $21.2 million, or 52.6%, to $61.4 million for 2008 from $40.3 million for 2007. The increase in revenue generated by the integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, is partly attributable to PAETEC’s acquisition of Allworx during the fourth quarter of 2007. The operations of Allworx contributed $10.7 million to integrated solutions revenue for 2008.

Cost of Sales. Cost of sales increased to $781.3 million for 2008 from $491.7 million for 2007, in part because of the inclusion of McLeodUSA’s results for a majority of 2008. In each period, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $494.3 million, or 63.3% of cost of sales, for 2008 from $363.2 million, or 73.9% of cost of sales, for 2007. The decrease as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results, which reflect changes based on a broader facilities-based owned network, for the majority of 2008.

Usage costs for local and long distance calls increased to $153.2 million, or 19.6% of cost of sales, for 2008 from $101.8 million, or 20.7% of cost of sales, for 2007. The increase was partially offset by a decrease in the average usage rates PAETEC is charged by network providers.

Cost of sales as a percentage of total revenue increased from 47.2% for 2007 to 49.8% for 2008. This increase was primarily attributable to the inclusion of the results of US LEC and Allworx for the full 2008 period and the inclusion of McLeodUSA’s results for a majority of 2008. Cost of sales as a percentage of revenue historically has been higher for the acquired companies than for PAETEC. The increase in cost of sales also reflected the costs associated with an increase in equipment sales, an upgrade in PAETEC’s Southeast data network, and an increase in lower margin wholesale traffic.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $572.2 million for 2008 from $373.7 million for 2007. The increase was primarily attributable to PAETEC’s acquisition of McLeodUSA. The acquisition contributed to an increase in salaries, wages, commissions and benefits of $101.7 million, of which $98.0 million was due to an increase in the total number of employees from approximately 2,400 at December 31, 2007 to approximately 3,700 at December 31, 2008, and $7.1 million was due to an increase in sales commissions paid to PAETEC’s sales force for their contribution to the increase in total revenue. An increase in facilities expense necessary to support the broader network infrastructure after the McLeodUSA acquisition also contributed to the total increase in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total revenue increased to 36.4% for 2008 from 35.9% for 2007.

As of December 31, 2008, there was approximately $6.8 million of total unrecognized compensation expense related to unvested stock options granted under PAETEC’s equity incentive plans. PAETEC expects to recognize the expense over a weighted-average period of approximately 1.3 years. As of December 31, 2008, PAETEC had approximately $22.7 million of unrecognized stock-based compensation expense related to unvested restricted stock unit awards, which it expects to recognize over a weighted-average period of approximately 2.0 years.

Impairment Charge. As discussed above under “—Overview,” PAETEC determined that goodwill was impaired and recorded a non-cash charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment. In the fourth quarter of 2008, management finalized the assessment and recorded an additional non-cash charge of $15.0 million.

Integration and Separation Costs. PAETEC recorded $12.1 million of integration and separation costs in 2008. In connection with the McLeodUSA merger, the Company incurred integration costs of approximately $6.7 million in 2008, primarily related to costs associated with employee separations. PAETEC also incurred approximately $5.4 million of separation costs as a result of the involuntary employee separations announced in the fourth quarter of 2008. Substantially all of the recognized amounts are expected to be paid by December 2012.

Depreciation and Amortization. Depreciation and amortization expense increased to $174.3 million for 2008 from $75.2 million for 2007. The increase was primarily attributable to increased depreciation expense resulting from an increase of $461.7 million in gross property and equipment since December 31, 2007, largely as a result of property and equipment obtained in the acquisition of McLeodUSA and as part of PAETEC’s network deployment and maintenance. The increase was also partly attributable to the write-up of intangible assets associated with the US LEC, McLeodUSA, and Allworx acquisitions. The increase in depreciation and amortization expense was offset in part as we ceased to record depreciation on some of our older equipment that had reached the end of its useful life.

Interest Expense. Interest expense increased to $73.7 million for 2008 from $68.4 million for 2007, due to the higher average outstanding debt balances during 2008 that resulted from the $300 million principal amount of senior notes we issued in July 2007, the $100 million incremental term loan facility we obtained in January 2008, and the $50.0 million principal amount of revolving loans we obtained in October 2008. The average outstanding debt balances were $878.2 million for 2008 and $729.8 million for 2007. As of December 31, 2008 and 2007, borrowing rates under the senior credit facility agreement and senior notes averaged 7.8% and 8.4%, respectively.

Income Taxes. PAETEC recorded a tax provision of $89.8 million for 2008, which represented an effective tax rate of (22)%. The difference between the statutory rate and PAETEC’s effective tax rate for the tax year ended December 31, 2008 was primarily attributable to the $355.0 million non-deductible goodwill impairment charge discussed above, a $104.3 million tax charge to establish the valuation allowance described below, and the effect of non-deductible stock-based compensation.

Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss, or “NOL,” carryforwards, for financial and tax reporting. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred income tax asset for which realization is uncertain.

PAETEC considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, PAETEC considered the past three years of combined results on a pro forma basis that included the results of McLeodUSA and of US LEC beginning on January 1, 2006.

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, PAETEC determined that there are uncertainties relative to its ability to utilize the net deferred tax assets. In recognition of these uncertainties, PAETEC has provided a valuation allowance of $368.2 million on the net deferred income tax assets as of December 31, 2008. A valuation allowance of $20.3 million existed on the net deferred income tax assets as of December 31, 2007, resulting in an increase of $347.9 million in 2008, of which $104.3 million represents a charge to income tax expense and $243.6 million represents a charge to goodwill or equity as it relates primarily to purchase accounting for the McLeodUSA acquisition. If PAETEC were to determine that it could realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance.

Upon the January 1, 2009 adoption of SFAS No. 141 (revised 2007), Business Combinations, or “SFAS No. 141(R),” changes in deferred tax asset valuation allowances and income tax uncertainties after an acquisition date, including charges and uncertainties associated with acquisitions that closed prior to the effective date of SFAS No. 141(R), generally will affect income tax expense.

PAETEC acquired approximately $3.8 billion of NOLs pursuant to the McLeodUSA acquisition. Section 382 of the Internal Revenue Code, or “IRC Section 382,” places annual limitations on the use of some tax attributes such as net operating losses and tax credit carryovers in existence at the time of an ownership change. As a result of the acquisition, McLeodUSA experienced an ownership change within the meaning of IRC Section 382. PAETEC has determined that the acquired NOLs will be subject to substantial limitations under IRC Section 382 as a result of the ownership change. PAETEC continues to assess its ability to utilize these NOLs, but currently estimates that approximately $300.0 million of the NOLs would be available when taking into consideration the limitations under IRC Section 382.

As of December 31, 2008, PAETEC had a deferred tax asset for federal NOL carryforwards of approximately $856.9 million, including the approximately $300.0 million of NOL carryforwards acquired as part of the McLeodUSA acquisition. PAETEC has recorded a deferred income tax asset of approximately $339.6 million that reflects the benefit of federal and state loss carryforwards. All but approximately $116.3 million of the $856.9 million of NOLs is subject to annual limitations under IRC Section 382. If unused, the NOL carryforwards would expire on various dates from 2018 through 2028.

Included in the NOL carryforward deferred tax asset above is approximately $39.7 million of deferred tax assets attributable to state NOLs. Approximately $15.4 million of this deferred tax asset relates to NOLs acquired pursuant to the McLeodUSA acquisition. Management believes that it is more likely than not that the benefit from some state NOL carryforwards will not be realized before their expiration. In recognition of this risk, PAETEC has provided a valuation allowance of $39.0 million on the deferred tax assets related to the state NOL carryforwards.

As a result of some realization requirements of SFAS No. 123(R), PAETEC’s deferred tax assets at December 31, 2008 do not include approximately $86.8 million of excess tax benefits from employee stock option exercises that are a component of the company’s NOL carryovers. PAETEC’s equity accounts will be increased by approximately $30.4 million if and when such deferred tax assets are ultimately realized for federal income tax purposes. PAETEC uses ordering pursuant to SFAS No. 109, Accounting for Income Taxes, for purposes of determining when excess tax benefits have been realized.

In July 2006, the Federal Accounting Standards Board, or “FASB,” issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109, or “FIN 48.” Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. PAETEC adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2008 was $0.4 million, the majority of which, if recognized, would affect the effective tax rate.

2007 Compared With 2006

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

Integration and Separation Costs. In connection with the US LEC merger, PAETEC has incurred integration and separation costs. PAETEC recognized approximately $3.7 million of such costs in 2007, most of which were incurred in connection with employee separations and lease termination agreements for duplicative facilities.

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

As of December 31, 2007, PAETEC had federal NOL carryforwards of approximately $431.7 million, including approximately $334 million of net operating loss carryforwards acquired as part of the US LEC merger. PAETEC has recorded a deferred tax asset of approximately $151.1 million reflecting the benefit of these loss carryforwards. If unused, the NOLs would expire on various dates from 2018 through 2026.

In addition, PAETEC acquired approximately $16.0 million of NOLs pursuant to its acquisition of Allworx in October 2007. PAETEC has recorded a deferred tax asset of approximately $5.7 million reflecting the benefit of these loss carryforwards.

As a result of certain realization requirements of SFAS 123(R), the deferred tax assets relating to NOL carryforwards above does not include certain deferred tax assets at December 31, 2007 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

Included in the net operating loss deferred tax asset above is approximately $16.8 million of deferred tax asset attributable to state net operating losses. Approximately $12.8 million of the deferred tax asset relates to net operating losses acquired pursuant to the US LEC merger and PAETEC’s acquisition of Allworx. PAETEC believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized prior to their expiration. In recognition of this risk, as of December 31, 2007, PAETEC provided a valuation allowance of $14.4 million on the deferred tax assets related to the state net operating loss carryforwards.

The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2007, as determined in accordance with FIN 48, was $0.9 million, the majority of which, if recognized, would affect the effective tax rate.

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

Revenue Recognition. PAETEC generates recurring operating revenue pursuant to contracts with PAETEC’s customers and non-recurring revenue pursuant to non-recurring agreements. PAETEC recognizes revenue in accordance with generally accepted accounting principles, which require satisfaction of the following four basic criteria before revenue can be recognized:

•	there is persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

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

The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, on which revenue is recognized at the time the sale criteria in SFAS 66, Accounting for Sales of Real Estate, are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

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

Allowance for Doubtful Accounts. To determine its allowance for bad debts, PAETEC uses estimates based on the company’s historical collection experience, its assessment of current industry and economic trends, customer concentrations and its credit policies. As of December 31, 2008, PAETEC had reserved for $12.2 million of bad debts.

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

Cost of Sales. Costs of sales are composed primarily of network costs, which are costs incurred for leased transport charges and for transmission of voice and data services over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. PAETEC expenses network costs as incurred. These costs include PAETEC’s estimate of charges for which it has not yet received bills, and are based upon the estimated number of transmission lines and facilities PAETEC has in service and its estimated minutes of use based on internal reports. Once PAETEC receives an invoice from a carrier, the company begins a process of reconciling that carrier’s invoice to PAETEC’s internal reports. Once the reconciliation is complete, PAETEC follows contractual terms to dispute any erroneous billing and, ultimately, agrees with the carrier on the final amount due. In some cases, this reconciliation process can take several months to complete. PAETEC may make subsequent adjustments to its estimates after it receives bills for the actual costs it incurs, but PAETEC generally does not expect that these adjustments will be material to its operating results. Accordingly, PAETEC’s accrual for network costs includes estimates for which the reconciliation of the carriers’ invoices to PAETEC’s internal reports has not been completed. Because of the significance of access costs, the complexity of the systems that capture accrual information, and the quantity of negotiated and regulated rates, PAETEC believes that the estimation of network cost accruals is a critical accounting policy. As of December 31, 2008 and 2007, PAETEC had $20.6 million and $9.4 million, respectively, of disputed network invoices and approximately $5.8 million and $2.3 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable on the consolidated balance sheets.

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

PAETEC determines whether the carrying value of its long-lived assets, including property and equipment, and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. PAETEC determines if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, PAETEC measures the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, PAETEC does not amortize goodwill or other acquired intangible assets with indefinite useful lives. PAETEC has identified four reporting units as defined in SFAS No. 142. Goodwill is assessed for impairment at least annually, based upon PAETEC’s estimate of the fair value of each reporting unit. As of December 31, 2008, PAETEC had $2.4 million of intangible assets with indefinite lives representing acquired trade names from Allworx. As of December 31, 2007, PAETEC did not have any intangible assets with indefinite useful lives.

PAETEC assesses the carrying value of its goodwill during the third quarter of each fiscal year. In accordance with SFAS No. 142, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. The annual assessment of the carrying value of PAETEC’s reporting units undertaken with respect to 2008, 2007 and 2006 indicated that the value of the remaining goodwill was not impaired as of July 1, 2007 and 2006, respectively. However, in the third quarter of 2008, after PAETEC experienced a significant and sustained decline in market capitalization as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market, it was determined that the value of recorded goodwill was impaired. As discussed above under “—Overview,” PAETEC recorded a non-cash goodwill impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment. In the fourth quarter of 2008, management finalized the assessment in connection with the preparation of the company’s audited financial statements included in this report and recorded an additional non-cash charge of $15.0 million.

During the fourth quarter of 2008, PAETEC’s market capitalization declined further as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market from the market price at September 30, 2008. PAETEC determined that the continued decline in market capitalization and the continuation of the factors that were identified during the third quarter of 2008 were an indicator that a goodwill impairment test was again required pursuant to SFAS No. 142 for the fourth quarter of 2008. As a result, the PAETEC completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation. PAETEC concluded that the fair values of its reporting units exceeded the carrying values and therefore recorded no impairment.

The changes in the carrying value of goodwill from January 1, 2007 through December 31, 2008 were as follows (in thousands):

Balance as of January 1, 2007	$35,082
Goodwill related to the acquisition of US LEC Corp	303,784
Goodwill related to the acquisition of Allworx Corp	22,579

Balance as of December 31, 2007	361,445
Goodwill related to the acquisition of McLeodUSA Incorporated	302,270
Goodwill related to other acquisitions	(8,118)
Impairment charge	(355,000)

Balance as of December 31, 2008	$300,597

PAETEC recorded the assets acquired and liabilities assumed from McLeodUSA and Allworx at their respective preliminary fair values as of the closing date of the acquisitions of those companies. PAETEC recorded adjustments for these assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2008 based on final valuations of these assets. Because of the significance of long-lived assets and the judgments and estimates that go into the fair value analysis, PAETEC believes that its policies regarding impairment of long-lived assets are critical.

Share-Based Payment. Employees of PAETEC participate in various equity incentive plans. Officers of PAETEC also participate in the PAETEC Corp. Executive Incentive Plan. On January 1, 2006, PAETEC adopted SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. PAETEC adopted SFAS No. 123(R) using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of grant-date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS No. 123(R). PAETEC recognizes these compensation costs ratably over the requisite service period of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions regarding expected volatilities based on historical experience. The expected term of options granted is derived from the vesting period of the award, as well as exercisability of the award, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. PAETEC uses historical data to estimate forfeitures.

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

Derivatives. SFAS. No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive income, and requires PAETEC formally to document, designate and assess the effectiveness of transactions that receive hedge accounting.

Derivatives are recognized on the consolidated balance sheet at fair value. PAETEC’s freestanding derivative instruments are designated as hedges at inception and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as hedges of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The effective portion of the derivative’s gain or loss is initially reported as a component of comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

PAETEC formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet.

PAETEC discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument. In connection with its senior secured credit facilities, PAETEC had interest rate swaps at December 31, 2008 and 2007 that qualified as cash flow hedges.

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

Sources and Uses of Cash. PAETEC’s cash flows for 2008, 2007 and 2006 were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$152,131	$113,116	$53,555
Net cash used in investing activities	$(227,971)	$(337,675)	$(47,862)
Net cash provided by (used in) financing activities	$127,767	$290,275	$(8,202)

The $39.0 million increase in cash flows from operating activities for 2008 over 2007 was primarily attributable to a $26.1 million increase in net income adjusted for non-cash items and a $12.9 million increase in working capital. The $59.6 million increase in cash flows from operating activities for 2007 over 2006 was primarily attributable to a $74.4 million increase in net income adjusted for non-cash items, which was partially offset by a $14.8 million decrease in working capital. The increase in 2007 principally reflected increased accounts receivable due to increased revenue generated from the addition of the acquired US LEC customers and the continued growth of the company’s pre-merger customer base.

PAETEC’s investing activities for 2008 consisted primarily of activities related to the McLeodUSA merger and the purchase and installation of property and equipment. PAETEC’s investing activities for 2007 consisted primarily of activities related to the US LEC merger and the acquisition of Allworx and the purchase and installation of property and equipment. Investing activities for 2006 consisted primarily of the purchase and installation of property and equipment.

Net cash provided by financing activities for 2008 of $127.8 million was primarily related to $100 million of borrowings incurred under PAETEC’s new incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition and $50.0 million of borrowings under PAETEC’s revolving credit facility. Net cash provided by financing activities for 2007 was $290.3 million and primarily reflected PAETEC’s borrowings of $1.1 billion to finance the US LEC merger, the effect of which was offset in part by the early retirement of US LEC’s debt. Net cash used by financing activities for 2006 was $8.2 million and was primarily related to PAETEC’s borrowing of $375.0 million to finance its leveraged recapitalization, which was used to repay its existing debt, including its existing senior secured credit facility and capital leases, and to repurchase outstanding shares of Series A preferred stock and Class A common stock.

Contractual Obligations and Commitments. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases. As of December 31, 2008, PAETEC was party to letters of credit totaling $8.6 million. PAETEC does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of December 31, 2008:

Contractual Obligations

(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$935,427	$14,258	$15,086	$606,083	$300,000
Operating leases	155,581	33,071	43,803	32,120	46,587
Purchase obligations	334,829	129,087	201,262	4,480	—
Other long-term liabilities	76,216	—	24,594	6,316	45,306

Total	$1,502,053	$176,416	$284,745	$648,999	$391,893

The long-term debt obligations in the table above do not include scheduled interest payments on PAETEC’s variable-rate senior secured credit facilities, which are generally based on the London interbank offered rate, or “LIBOR,” and fixed-rate senior notes. PAETEC projects interest payments to be $47.2 million for 2009, $47.0 million for 2010, $46.8 million for 2011, $45.6 million for 2012, $31.2 million for 2013 and $43.5 million for 2014 and thereafter. The projected interest assumes no change in interest rates from those in effect at March 1, 2009.

Indebtedness. At December 31, 2008, PAETEC had approximately $930.8 million of total indebtedness, net of unamortized discount of $4.6 million, which had an overall weighted average annual interest rate of 7.7%, including debt discount and excluding deferred financing costs. Of this total indebtedness, an aggregate principal amount of $579.7 million was outstanding under the company’s senior secured credit facility term loans, an aggregate principal amount of $50.0 million was outstanding under the company’s revolving credit facility, as discussed below, and an aggregate principal amount of $300.0 million was outstanding under the company’s 9.5% Senior Notes due 2015, or “senior notes.” For additional information regarding the company’s term loan facilities, revolving credit facility and senior notes, see Note 6 to the consolidated financial statements appearing elsewhere in this report.

The term loan credit facilities mature on February 28, 2013. PAETEC is required to make scheduled principal payments under the term loan facilities, in equal quarterly installments, in an annual amount of $6.0 million through December 2012. The unpaid principal balance of the term loan facilities will be payable in full on the maturity date. The revolving credit facility will mature on February 28, 2012, and the senior notes will mature on July 15, 2015.

During the second quarter of 2008, PAETEC was required to pay an additional $9.8 million of principal on its credit facility term loans as a result of excess cash flows generated during 2007, as calculated under the terms of its credit agreement. Also under these terms, PAETEC expects to pay $5.6 million in 2009 as a result of excess cash flows generated during 2008.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) for any measurement period may not exceed 5.00:1.00. PAETEC was in compliance with this financial covenant as of December 31, 2008.

As discussed above, in October 2008, PAETEC drew down $50.0 million principal amount of borrowings under the company’s revolving credit facility, which was the maximum amount available to PAETEC under the facility. Our board of directors authorized the drawdown on the revolving loans based on its consideration of, among other matters, the current adverse conditions in the credit markets and uncertainties concerning the timetable for a recovery of those markets.

In November 2008, PAETEC entered into an interest rate swap agreement, with an initial notional amount of $325.0 million, effective April 30, 2009. The notional amount will be increased to $400.0 million on June 30, 2009. PAETEC entered into the agreement to hedge the interest rate variability of PAETEC’s debt and to replace the existing swap agreements that will be maturing on April 30, 2009 and June 30, 2009. Beginning June 30, 2009, PAETEC’s anticipated borrowing rate on the $400.0 million of variable rate debt subject to the interest rate swap will be approximately 5.35%.

See Note 6 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding the Company’s indebtedness.

Operating Lease Obligations. PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. The company began occupying its current corporate headquarters in January 2001 under a 20-year lease agreement. PAETEC expects that its annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $1.8 million for 2008.

Purchase Obligations. PAETEC’s purchase obligations as of December 31, 2008 represent non-cancelable contractual obligations for equipment and services and minimum commitments under data and voice contracts with certain carriers.

Other Long-Term Liabilities. Included in PAETEC’s long-term liabilities as of December 31, 2008, for which the company anticipates no payments to be required during the periods presented or thereafter, are deferred revenues, tax contingency reserve, the fair value of PAETEC’s interest rate swap agreements, and deferred rent credits.

Stock Repurchase Program. During 2008, PAETEC’s board of directors authorized the repurchase of up to $30.0 million of PAETEC’s outstanding common stock through August 2009, subject to conditions. Under the repurchase program, PAETEC may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC to repurchase any specific number of shares and may be modified or discontinued at any time. The board of directors has fixed the size of the program at the maximum amount currently permitted under PAETEC’s debt agreements for the period indicated assuming future compliance with applicable covenants.

During 2008, PAETEC repurchased, at fair market value and on the open market, a total of 5,885,566 shares of common stock at a total cost of approximately $12.8 million. In connection with the repurchase, PAETEC paid commissions totaling approximately $0.2 million. All repurchased shares will be retired and resume the status of authorized and unissued shares.

Capital and Cash Requirements. PAETEC expects that, to maintain and enhance its network and services and to generate planned revenue growth, it will continue to require significant capital expenditures. PAETEC made capital expenditures, principally for the purchase of communications equipments, of approximately $119.5 million in 2008. PAETEC funded all of its 2008 capital expenditures from cash flows from operations and proceeds from its senior secured term loan credit facility. PAETEC plans to make capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of December 31, 2008, PAETEC had entered into agreements with vendors to purchase approximately $21.1 million of equipment and services, of which the company expects $19.8 million to be delivered and payable in 2009, $1.0 million to be delivered and payable in 2010, and $0.3 million to be delivered and payable in 2011.

PAETEC believes that cash on hand and cash flow from operations will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities. If plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. In addition, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its senior secured credit facility or additional senior notes having substantially the same terms as, or different terms from, PAETEC’s existing senior notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase revenue or operate profitably. A prolonged economic slowdown, with impaired equity and credit markets could have an impact on PAETEC’s ability to raise any required funds.

Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force, or “EITF,” reached a consensus on Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” The consensus specifies how an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock; how the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock; and how an issuer should account for market-based employee stock option valuation instruments. The consensus was ratified by the FASB and is effective for fiscal years and interim periods beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year, and early application is not permitted. PAETEC is currently evaluating the potential impact on its consolidated financial statements of adopting EITF Issue No. 07-5.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. PAETEC is currently evaluating the impact of SFAS No. 162, but does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and discloses the business combination. The statement is effective beginning on January 1, 2009. The provisions of SFAS No. 141(R) will affect PAETEC only if it is a party to a business combination after it has adopted this statement. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, except for qualified measurement period adjustments, will be recognized in earnings.

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

In December 2007, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, PAETEC adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. FAS 157-2. PAETEC is currently evaluating the potential impact on its consolidated financial statements of adopting FSP No. FAS 157-2.

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

PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of December 31, 2008, $629.7 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. The estimated fair market value of this debt was approximately $384.1 million as of December 31, 2008. As of the same date, through three interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00% on $175.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $400.0 million of variable-rate debt subject to an interest rate swap contract as of December 31, 2008 would result in a fluctuation of approximately $4.0 million in the company’s annual interest expense in the absence of the interest rate swap contracts.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-43 and are incorporated by reference in this Item 8.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2008, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (the “COSO Framework”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008, based on the COSO Framework. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of McLeodUSA Incorporated and its subsidiaries (collectively “McLeodUSA”), which the Company acquired on February 8, 2008. At December 31, 2008 and for the period from February 8, 2008 through December 31, 2008, total assets and total revenues subject to McLeodUSA internal control over financial reporting represented 58% and 25% of the Company’s consolidated total assets and consolidated total revenues, respectively as of and for the year ended December 31, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm which has audited the Company’s consolidated financial statements included in this annual report, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in its report which is included in Item 8 of this annual report.

PAETEC Holding Corp.

March 12, 2009	By:	/s/ ARUNAS A. CHESONIS
	Name:	Arunas A. Chesonis
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2009	By:	/s/ KEITH M. WILSON
	Name:	Keith M. Wilson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Executive Officers and Directors” in Part I, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, referred to as the “2009 proxy statement,” which we will file with the SEC on or before 120 days after our 2008 fiscal year-end, and which appears in the 2009 proxy statement under the captions “Election of Directors (Proposal 1)” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information responsive to this Item 11 is incorporated herein by reference to the 2009 proxy statement, including the information in the 2009 proxy statement appearing under the captions “Election of Directors (Proposal 1)—Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to the 2009 proxy statement, including the information in the 2009 proxy statement appearing under the captions “Security Ownership” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 is incorporated herein by reference to the 2009 proxy statement, including the information in the 2009 proxy statement appearing under the captions “Election of Directors (Proposal 1)” and “Transactions With Related Persons.”

Item 14.	Principal Accounting Fees and Services.

Information responsive to this Item 14 is incorporated herein by reference to the 2009 proxy statement, including the information in the 2009 proxy statement appearing under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of PAETEC Holding Corp. appear on pages F-2 through F-43 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

PAETEC Holding Corp.—as of December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income:

PAETEC Holding Corp.—for the years ended December 31, 2008 and 2007

Predecessor PAETEC—for the year ended December 31, 2006

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit):

PAETEC Holding Corp.—for the years ended December 31, 2008 and 2007

Predecessor PAETEC—for the year ended December 31, 2006

Consolidated Statements of Cash Flows:

PAETEC Holding Corp.—for the years ended December 31, 2008 and 2007

Predecessor PAETEC—for the year ended December 31, 2006

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule is filed as part of this report and is set forth on page F-43:

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding Corp. (“PAETEC Holding”), WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

2.2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among PAETEC Holding, McLeodUSA Incorporated (“McLeodUSA”) and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 17, 2007 and incorporated herein by reference.

Exhibit Number	Description
2.2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 18, 2007, by and among PAETEC Holding, McLeodUSA and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on December 19, 2007 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of PAETEC Holding. Filed as Exhibit 3.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the Current Report on Form 8-K of PAETEC Holding, filed March 10, 2009 and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.4.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.4.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.4.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

Exhibit Number	Description
10.3.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding, filed on May 15, 2008 and incorporated herein by reference.

10.4.1	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.4.2	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.4.2 to the Annual Report on Form 10-K of PAETEC Holding filed on March 31, 2008 (the “PAETEC Holding 2008 Form 10-K”) and incorporated herein by reference.

10.5.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.5.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.5.3	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent. Filed as Exhibit 10.3.2 to the Annual Report on Form 10-K of PAETEC Holding, filed on April 2, 2007 (the “PAETEC Holding 2006 Form 10-K”) and incorporated herein by reference.

10.5.4	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.6	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.7	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.8.1	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis, Robert D. Moore, Jr. and Laurie L. Zaucha. Filed as Exhibit 10.8 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

*10.8.2	Form of 2008 Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Mary K. O’Connell.

Exhibit Number	Description
10.9	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.11.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

Exhibit Number	Description
10.11.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.13.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on May 20, 2008 and incorporated herein by reference.

10.14.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.14.6	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.7	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.15	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

*10.16	PAETEC Holding Corp. 2009 Performance Bonus Plan.

10.17	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

Exhibit Number	Description
10.18.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

10.18.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers. Filed as Exhibit 10.18.2 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.18.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.19.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.19.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.20	Description of Non-Employee Director Compensation.

10.21	Form of Indemnity Agreement between McLeodUSA and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.22	Form of Indemnification Agreement between PAETEC Holding and certain of its directors. Filed as Exhibit 10.22 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.23	Form of Indemnification Agreement between PAETEC Holding and certain of its officers. Filed as Exhibit 10.23 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.24	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors. Filed as Exhibit 10.24 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PAETEC Holding Corp.

Fairport, New York

We have audited the internal control over financial reporting of PAETEC Holding Corp. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at McLeodUSA Incorporated, which was acquired on February 8, 2008 and whose financial statements constitute 58% and 25% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at McLeodUSA Incorporated. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the acquisition of McLeodUSA Incorporated on February 8, 2008.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PAETEC Holding Corp.

Fairport, New York

We have audited the accompanying consolidated balance sheets of PAETEC Holding Corp. and subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations and comprehensive (loss) income, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PAETEC Holding Corp. and subsidiaries as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion.

As discussed in Note 1 to the consolidated financial statements, the Company acquired McLeodUSA Incorporated on February 8, 2008, and the Company merged with US LEC Corp. on February 28, 2007.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

March 12, 2009

PAETEC Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,528	$112,601
Accounts receivable, net of allowance for doubtful accounts of $12,241 and $8,933, respectively	202,843	147,343
Deferred income taxes	—	11,844
Prepaid expenses and other current assets	13,749	9,978

Total current assets	381,120	281,766
PROPERTY AND EQUIPMENT, net	638,941	312,032
GOODWILL	300,597	361,445
INTANGIBLE ASSETS, net	159,738	118,331
DEFERRED INCOME TAXES	—	74,488
OTHER ASSETS, net	16,124	18,294

TOTAL ASSETS	$1,496,520	$1,166,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,465	$65,561
Accrued expenses	39,732	23,618
Accrued payroll and related liabilities	28,183	14,262
Accrued taxes	29,352	21,864
Accrued commissions	17,005	14,019
Accrued capital expenditures	12,831	5,180
Accrued interest	13,321	13,655
Deferred revenue	61,155	40,095
Current portion of long-term debt and capital lease obligations	14,258	5,040

Total current liabilities	305,302	203,294
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	916,575	790,517
OTHER LONG-TERM LIABILITIES	76,216	18,824

TOTAL LIABILITIES	1,298,093	1,012,635

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 300,000,000 authorized shares at December 31, 2008 and December 31, 2007, 140,936,868 shares issued and outstanding at December 31, 2008, 103,191,956 shares issued, and 103,086,197 shares outstanding at December 31, 2007	1,409	1,031
Treasury stock, 105,759 shares at cost, at December 31, 2007	—	(1,063)
Additional paid-in capital	761,113	216,550
Accumulated other comprehensive loss	(19,022)	(5,619)
Accumulated deficit	(545,073)	(57,178)

Total stockholders’ equity	198,427	153,721

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,496,520	$1,166,356

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years Ended December 31, 2008, 2007 and 2006

(Amounts in Thousands Except Share and Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUE:
Network services revenue	$1,237,668	$855,833	$460,347
Carrier services revenue	271,279	144,924	88,284
Integrated solutions revenue	61,433	40,256	37,671

TOTAL REVENUE	1,570,380	1,041,013	586,302
COST OF SALES (exclusive of operating items shown separately below)	781,347	491,684	282,169
LITIGATION SETTLEMENT	—	—	1,500
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (exclusive of operating items shown separately below and inclusive of stock-based compensation)	572,180	373,715	219,516
IMPAIRMENT CHARGE	355,000	—	—
INTEGRATION AND SEPARATION COSTS	12,700	3,665	—
LEVERAGED RECAPITALIZATION RELATED COSTS	—	—	15,153
DEPRECIATION AND AMORTIZATION	174,251	75,237	34,618

(LOSS) INCOME FROM OPERATIONS	(325,098)	96,712	33,346
OTHER INCOME, net	(663)	(4,784)	(4,509)
INTEREST EXPENSE	73,663	68,373	27,319
LOSS ON EXTINGUISHMENT OF DEBT	—	14,558	5,081
CHANGE IN FAIR VALUE OF SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK CONVERSION RIGHT	—	—	(10,778)

(LOSS) INCOME BEFORE INCOME TAXES	(398,098)	18,565	16,233
PROVISION FOR INCOME TAXES	89,797	8,037	8,430

NET (LOSS) INCOME	(487,895)	10,528	7,803
OTHER COMPREHENSIVE LOSS:
Change in fair value of hedge instruments, net of income taxes	(13,403)	(3,526)	(2,093)

COMPREHENSIVE (LOSS) INCOME	$(501,298)	$7,002	$5,710

(LOSS) INCOME ALLOCATED TO COMMON STOCKHOLDERS	$(487,895)	$10,528	$(33,155)

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(3.48)	$0.12	$(1.05)

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(3.48)	$0.10	$(1.05)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	140,210,860	88,610,839	31,686,214

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	140,210,860	103,030,252	31,686,214

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2008, 2007 and 2006

(Amounts in Thousands Except Share Amounts)

	Redeemable Preferred Stock	Common Stock and Common Stock Class A	Common Stock Class B	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total
BALANCE, January 1, 2006	$193,164	$267	$26	$—	$24,378	$—	$(75,289)	$(50,618)
Accretion of preferred stock to redemption value	251	—	—	—	(251)	—	—	(251)
Dividends on preferred stock	6,873	—	—	—	(6,873)	—	—	(6,873)
Conversion and redemption of Series A convertible redeemable preferred stock	(200,288)	67	—	—	(4,779)	—	—	(4,712)
Conversion of Class B common stock to Class A common stock	—	26	(26)	—	—	—	—	—
Repurchase of Class A common stock, 6,546,526 shares	—	—	—	(45,694)	—	—	—	(45,694)
Class A common stock issued to initial stockholders, 690,065 shares	—	7	—	—	2,615	—	—	2,622
Repurchase of stock options					(56)	—	—	(56)
Exercise of stock options, 37,562 shares	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	6,542	—	—	6,542
Net income	—	—	—	—	—	—	7,803	7,803
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(2,093)	—	(2,093)

BALANCE, December 31, 2006	—	367	—	(45,694)	21,591	(2,093)	(67,486)	(93,315)
Issuance of shares in connection with US LEC merger	—	519	—	(1)	171,654	—	—	172,172
Assumption of options and warrants in connection with merger	—	—	—	—	13,904	—	—	13,904
Exercise of stock options and warrants, 14,365,694 shares	—	145	—	—	36,211	—	—	36,356
Excess tax benefits from employee stock option exercises	—	—	—	—	324	—	—	324
Retirement of treasury stock	—	—	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	(1,062)	—	—	—	(1,062)
Adoption of FIN 48 (Note 7)	—	—	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	—	—	20,574	—	—	20,574
Net income	—	—	—	—	—	—	10,528	10,528
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(3,526)	—	(3,526)

BALANCE, December 31, 2007	—	1,031	—	(1,063)	216,550	(5,619)	(57,178)	153,721
Issuance of shares in connection with McLeodUSA merger	—	400	—	—	493,371	—	—	493,771
Issuance of shares in connection with other acquisitions, 75,000 shares	—	1	—	—	648	—	—	649
Assumption of options and warrants in connection with McLeodUSA merger	—	—	—	—	26,828	—	—	26,828
Exercise of stock options and warrants, 3,053,164 shares	—	30	—	—	14,282	—	—	14,312
Excess tax benefits from employee stock option exercises	—	—	—	—	396	—	—	396
Costs of registering securities	—	—	—	—	(292)	—	—	(292)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	(58)	(34)	—	—	(92)
Stock-based compensation expense	—	—	—	—	22,015	—	—	22,015
Shares issued under employee stock purchase plan	—	6	—	—	1,421	—	—	1,427
Repurchase of common stock	—	(59)	—	—	(12,951)	—	—	(13,010)
Retirement of treasury stock	—	—	—	1,121	(1,121)	—	—	—
Net loss	—	—	—	—	—	—	(487,895)	(487,895)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	—	—	(13,403)	—	(13,403)

BALANCE, December 31, 2008	$—	$1,409	$—	$—	$761,113	$(19,022)	$(545,073)	$198,427

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(Amounts in Thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(487,895)	$10,528	$7,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	174,251	75,237	34,618
Amortization of debt issuance costs	2,062	1,920	1,513
Amortization of debt discount	1,006	—	—
Stock-based compensation expense	22,015	20,547	6,496
Loss on disposal of property and equipment	195	61	85
Deferred income taxes	87,557	7,221	7,081
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	(10,778)
Change in fair value of interest rate swaps	—	—	10
Leveraged recapitalization related costs	—	—	2,622
Loss on extinguishment of debt	—	12,558	4,255
Impairment charge	355,000	—	—
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(3,232)	(20,572)	(11,427)
Prepaid expenses and other current assets	3,423	(909)	(348)
Other assets	5,435	(130)	163
Accounts payable	(2,849)	12,025	6,993
Accrued expenses	(16,537)	(21,214)	1,733
Accrued payroll and related liabilities	9,061	(10,334)	1,066
Accrued taxes	(613)	8,442	(2,688)
Accrued commissions	707	1,057	12
Accrued interest	(334)	13,445	(11)
Deferred revenue	2,879	3,234	4,357

Net cash provided by operating activities	152,131	113,116	53,555

INVESTING ACTIVITIES:
Purchases of property and equipment	(119,492)	(81,455)	(41,032)
Acquisitions, net of cash received—McLeodUSA	(115,497)	—	—
Acquisitions, net of cash received—other acquisitions	(2,101)	(254,975)	(4,972)
Proceeds from sale of short-term investments	3,412	—	—
Proceeds from settlement of restricted cash	4,873	—	—
Proceeds from sale of property and equipment	1,780	22	116
Software development costs	(946)	(1,267)	(1,974)

Net cash used in investing activities	(227,971)	(337,675)	(47,862)

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,675)	(828,230)	(122,359)
Payment for debt issuance costs	(1,395)	(15,824)	(11,106)
Proceeds from long-term borrowings	144,400	1,100,000	375,997
Repurchase of common stock/stock options	(13,010)	—	(56)
Payment for registering securities	(292)	(2,014)	—
Proceeds from exercise of stock options, warrants and purchase plans	15,739	36,343	16
Redemption of Series A preferred stock	—	—	(205,000)
Class A common stock repurchase	—	—	(45,694)

Net cash provided by (used in) financing activities	127,767	290,275	(8,202)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,927	65,716	(2,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,601	46,885	49,394

CASH AND CASH EQUIVALENTS, END OF YEAR	$164,528	$112,601	$46,885

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$71,420	$52,572	$25,642

Cash paid (refund) for income taxes	$2,609	$(169)	$1,791

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Fair value of assets acquired in business acquisition	$661,338	$701,243	$—

Liabilities assumed in business acquisition	$140,090	$260,030	$—

Equity consideration issued in business acquisition	$521,248	$186,077	$—

Accrued business acquisition costs	$668	$4,500	$—

Equipment purchased under capital leases	$5,789	$—	$8,263

Accrued property and equipment expenditures	$19,153	$5,547	$5,293

Tenant incentive leasehold improvements	$955	$231	$265

Treasury stock retirement	$1,121	$—	$—

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

1.	DESCRIPTION OF BUSINESS

PAETEC Holding Corp. (“PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides integrated communications services, including local and long distance voice, data, and broadband Internet access services, primarily to business and institutional customers.

PAETEC Holding was formed in August 2006 to effectuate the combination by merger of PAETEC Corp. (“PAETEC”) and US LEC Corp. (“US LEC”), which was consummated on February 28, 2007. As a result of the merger transaction (the “US LEC merger”), PAETEC and US LEC became wholly-owned subsidiaries of PAETEC Holding. On February 8, 2008, PAETEC Holding completed its combination by merger (the “McLeodUSA merger”) with McLeodUSA Incorporated (“McLeodUSA”), which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger (Note 3).

The accompanying historical consolidated financial statements and notes reflect the financial results of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries for all periods before the completion of the US LEC merger on February 28, 2007. For the period beginning on March 1, 2007 through February 8, 2008, the accompanying historical consolidated financial statements and notes also include the financial results of US LEC and US LEC’s wholly-owned subsidiaries. For the period beginning on February 9, 2008, the accompanying historical consolidated financial statements and notes also include the financial results of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries.

References to the “Company” in these Notes to Consolidated Financial Statements are to PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007. All significant intercompany transactions and balances have been eliminated.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Interest is capitalized in connection with the installation of integrated network and related equipment. The capitalized interest related to each asset is recorded as part of such asset and is amortized over the asset’s estimated useful life. Interest cost capitalized in the years ended December 31, 2008, 2007 and 2006 was not material.

Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment as follows:

Communications networks	3 – 20 years
Computer hardware and purchased software	4 – 5 years
Equipment	3 – 20 years
Office equipment, furniture and fixtures	3 – 7 years
Leasehold improvements	3 – 20 years
Buildings	12 – 30 years

Land is carried at cost. For leasehold improvements, depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the fair value of net assets of businesses acquired.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other acquired intangible assets with indefinite useful lives. The Company has identified four reporting units as defined in SFAS No. 142. Goodwill is assessed for impairment at least annually, based upon the Company’s estimate of the fair value of each reporting unit. As of December 31, 2008, the Company had $2.4 million of indefinite lived intangible assets and no indefinite lived intangible assets as of December 31, 2007.

The Company assesses the carrying value of its goodwill as of July 1 of each fiscal year. In accordance with SFAS No. 142, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. The annual assessments of the carrying value of the Company’s reporting units for the years ended December 31, 2008, 2007 and 2006 indicated that the value of the recorded goodwill was not impaired. An interim assessment of the carrying value of the Company’s reporting units, performed as of September 30, 2008, indicated that the value of recorded goodwill was impaired, resulting in the Company recording a $355.0 million impairment charge (Note 5).

Intangible assets with finite lives consist mainly of customer relationships intangible assets acquired from US LEC, Allworx Corp. and McLeodUSA (Note 5). These customer relationships intangible assets are amortized between 7 and 12 years using an accelerated amortization method. The finite-lived intangible assets are reviewed for possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as discussed within the Long-Lived Assets section below. Additional information concerning the Company’s goodwill and other intangible assets is provided in Note 5.

Long-Lived Assets—The Company has a policy to review the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment charge for long-lived assets has been recorded in the accompanying consolidated financial statements for the year ended December 31, 2008, 2007 or 2006.

Software Development Costs—Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalized costs will be amortized on a product-by-product basis, with annual amortization being the greater of

(1) the ratio of current product gross revenues to the total of current and anticipated future product gross revenues or (2) the straight-line method over the product’s remaining estimated economic life, including the current reporting period. Amortization begins once the associated software product is available for general release to customers. The unamortized balance of capitalized software was $3.3 million and $3.1 million as of December 31, 2008 and 2007, respectively. Amortization expense related to these costs was $0.7 million and $0.3 million in the years ended December 31, 2008 and 2007, respectively. There was no amortization of these costs in the year ended December 31, 2006.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that the income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007 and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007 (Note 7).

Other Assets—Other assets consist primarily of debt issuance costs, deposits and miscellaneous other assets. Debt issuance costs are amortized over the term of the related debt instruments, and are recorded as interest expense.

Self-Insurance Reserve—The Company is self-insured for certain losses related to insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience and known claims not yet paid. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the three-year period ended December 31, 2008.

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

The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, on which revenue is recognized at the time the sale criteria in SFAS No. 66, Accounting for Sales of Real Estate, are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

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

Deferred Revenue—Deferred revenue as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Monthly recurring transport charges billed in advance	$48,181	$32,906
Deferred software maintenance revenue	5,929	2,699
Non-recurring service activation and installation fee revenue	4,255	3,726
Deferred indefeasible rights to use revenue	1,974	—
Other deferrals	816	764

Current deferred revenue	61,155	40,095
Non-current deferred indefeasible rights to use revenue	25,540	—
Other non-current deferred revenue	3,792	3,404

Total deferred revenue	$90,487	$43,499

Cost of Sales—Cost of sales consists primarily of leased transport charges, usage costs for local and long distance calls, and costs associated with equipment sales. Leased transport charges are the payments the Company makes to lease the telephone and data transmission lines it uses to connect customers to the Company’s network and to connect the Company’s network to the networks of other carriers. Usage costs for local and long distance calls are the costs incurred to connect the Company’s switching centers to each other, or for calls made by customers that are terminated on the networks of other carriers. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. As of December 31, 2008 and 2007, the Company had $20.6 million and $9.4 million, respectively, of disputed network invoices and approximately $5.8 million and $2.3 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable in the consolidated balance sheets.

Selling, General and Administrative Expenses—The Company’s selling, general and administrative expenses include selling and marketing, customer service, billing, corporate administration, engineering personnel and other personnel costs.

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (“APIC pool”). The Company has evaluated its APIC pool and has determined that it was immaterial as of January 1, 2006. SFAS No.123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. See Note 10 for additional information on stock-based compensation.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and accounts receivable. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company places its cash and cash equivalents in financial institutions considered by management to be high quality and limits the amount of credit exposure to any one institution. The Company has not experienced any losses in these accounts and believes that it is not exposed to any significant credit risk on cash balances.

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

Financial Instruments—The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair values of the Company’s financial instruments are as follows:

•

At December 31, 2008, the $629.7 million outstanding under the Company’s senior credit facilities had an estimated fair market value of approximately $384.1 million. At December 31, 2008, the $300.0 million outstanding under the Company’s 9.5% Senior Notes due 2015 had an estimated fair market value of approximately $177.4 million. The estimated market value as of December 31, 2008 is based on year-end closing market prices published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, year-end closing market prices can vary widely depending on volume traded by any given investment bank and other factors. The total $795.5 million financial statement carrying value of the Company’s senior credit facilities and 9.5% Senior Notes due 2015 approximated its fair value as of December 31, 2007. See Note 6 for further information regarding the Company’s long-term debt obligations.

•

The Company is also a party to letters of credit totaling $8.6 million and $4.0 million as of December 31, 2008 and 2007, respectively. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

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

Derivatives—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive income, and requires the Company formally to document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Interest rate swap agreements are periodically used by the Company to reduce exposure to fluctuations in the interest rates on its variable rate debt. These agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the agreements are recorded in net income (loss) or other comprehensive (loss) income, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company’s variable rate debt. In connection with its senior secured credit facilities, the Company had interest rate swaps as of December 31, 2008 and 2007 that qualified as cash flow hedges (Note 6).

Prior to the Leveraged Recapitalization (Note 9), the shares of Series A convertible redeemable preferred stock were convertible at any time at the holder’s option into shares of the Class A common stock of PAETEC Corp. at a price of $7.50 per share of Class A common stock. At any time after February 4, 2007, but not after the consummation of a qualified public offering or a specified sale of PAETEC Corp., any holder of the Series A convertible redeemable preferred stock had the right to require of PAETEC Corp. to repurchase for cash any or all of the outstanding shares of the Series A convertible redeemable preferred stock at fair market value, as defined in the agreement pursuant to which the Series A convertible redeemable preferred stock was issued. The conversion right of the Series A convertible redeemable preferred stockholders combined with the cash repurchase right of the Series A convertible redeemable preferred stockholders represented an embedded derivative as defined in SFAS No. 133. As a result of the Leverage Recapitalization, the Series A convertible redeemable preferred stock conversion right no longer exists. The change in fair value from January 1, 2006 to June 12, 2006 totaled $10.8 million and is included as income in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2006.

Comprehensive (Loss) Income—Comprehensive (loss) income includes all changes in stockholders’ equity during a period, except for changes resulting from investments by owners and distributions to owners. In the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2008, 2007 and 2006, comprehensive (loss) income includes the Company’s net (loss) income and also includes the change in the market value, net of income taxes, of derivative hedge instruments of $13.4 million, $3.5 million and $2.1 million, respectively.

Recently Issued Accounting Standards—In June 2008, the EITF reached a consensus on Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. The consensus specifies the manner in which an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock, the manner in which the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock, and the manner in which an issuer should account for market-based employee stock option valuation instruments. The consensus was ratified by the FASB and is effective for fiscal years and interim periods beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is adopted as a cumulative-

effect adjustment to the opening balance of retained earnings for that fiscal year, and early application is not permitted. The Company is currently evaluating the potential impact on its consolidated financial statements of adopting EITF Issue No. 07-5.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board’s amendments to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162, but does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position, or “FSP,” SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve consistency among the principles pertaining to the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of this FSP is prohibited. The Company is currently evaluating the impact of this FSP, but does not expect that the adoption of the pronouncement will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet assessed the impact of this statement on its consolidated financial statements.

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

In December 2007, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. FAS 157-2. The Company is currently evaluating the potential impact on its consolidated financial statements of adopting FSP No. FAS 157-2.

3.	ACQUISITIONS

Acquisition of McLeodUSA

On February 8, 2008, the Company completed its acquisition by merger of McLeodUSA pursuant to a merger agreement dated as of September 17, 2007, as amended, among PAETEC Holding, McLeodUSA and PS Acquisition Corp., PAETEC’s wholly-owned merger subsidiary. In accordance with the merger agreement, PS Acquisition Corp., merged with and into McLeodUSA, with McLeodUSA surviving the merger as a direct wholly-owned subsidiary of PAETEC Holding. McLeodUSA provides, through its subsidiaries, integrated communications services to small and medium-sized enterprises and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers.

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

In connection with completion of the McLeodUSA merger, the Company paid approximately $128.8 million of funds from cash on hand and borrowings under an incremental term loan facility (Note 6) for application toward the redemption of all of McLeodUSA’s outstanding 10 1/2% Senior Second Secured Notes due 2011 (the “McLeodUSA Senior Secured Notes”).

The McLeodUSA merger is being accounted for as an acquisition of McLeodUSA by the Company using the purchase method in accordance with SFAS No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $636.4 million as follows:

(in thousands)
Equity consideration-McLeodUSA shares	$493,771
Equity consideration-McLeodUSA, 3,316,885 vested options	25,988
Equity consideration-McLeodUSA, 176,410 unvested options	840

Total equity consideration	520,599
Consideration for redemption of McLeodUSA Senior Secured Notes	128,780
PAETEC transaction costs	8,832

Total consideration	658,211
Less: Cash acquired	(21,843)

Net purchase price	$636,368

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

The number of shares of PAETEC Holding common stock issuable in the McLeodUSA merger was based on the merger exchange ratio of 1.30 shares of PAETEC Holding common stock for each outstanding share of McLeodUSA common stock. The accompanying consolidated financial statements include the results of operations of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries from the date of consummation of the McLeodUSA merger.

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

Allocation of Cost of McLeodUSA Merger

In accordance with SFAS No. 141, the purchase price of the McLeodUSA merger was allocated to the assets acquired and liabilities assumed based on their fair values as of the merger closing date, with the amounts exceeding the fair value of the assets acquired being recorded as goodwill. The process to identify and record the fair value of assets acquired and liabilities assumed included an analysis of the acquired fixed assets, including real and personal property, various leases, contractual commitments and other business contracts, customer relationships, investments, and contingencies. The Company recorded adjustments for these assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2008. The amounts allocated to property and equipment and intangible assets are preliminary as of December 31, 2008 and will be finalized in the quarter ending March 31, 2009. None of the goodwill is deductible for tax purposes (Note 7).

The following table summarizes the allocation of the purchase price to the assets acquired, net of cash acquired of $21.8 million, and liabilities assumed as of the closing of the McLeodUSA merger on February 8, 2008:

(in thousands)
Assets acquired
Current assets	$65,928
Property and equipment	342,027
Intangible assets subject to amortization
Customer relationships	61,500
Other	200
Other assets	4,446
Goodwill	302,270

Total assets acquired	776,371
Liabilities assumed
Current liabilities	95,298
Long-term debt	1,063
Other non-current liabilities	43,642

Total liabilities assumed	140,003

Purchase price, net of cash acquired	$636,368

In connection with the McLeodUSA merger, the Company recorded $4.1 million of severance and severance-related costs and $4.2 million of contract termination costs in the preliminary allocation of the purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company paid $4.1 million of severance and severance-related costs and $1.1 million of contract termination costs in the year ended December 31, 2008 and expects to pay the balance of the recorded costs over the remaining contract periods through December 2009.

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through December 31, 2008 (in thousands):

	Beginning Balance	Additions	Payments	Ending Balance
Severance costs and contract termination costs	$6,125	$2,211	$5,239	$3,097

The Company recorded $12.1 million of integration and separation costs in the year ended December 31, 2008. In connection with the McLeodUSA merger, the Company has incurred integration costs of approximately $6.7 million for the year ended December 31, 2008, primarily related to costs associated with employee separations. The Company also incurred approximately $5.4 million of separation costs as a result of the involuntary employee separations announced in the quarter ended December 31, 2008. The Company paid $3.4 million of the integration costs and none of the separation costs in the year ended December 31, 2008 and expects to pay the balance of the recorded costs over the remaining contract periods through December 2012.

Pro Forma Information

The following pro forma consolidated results of operations of the Company assume that the US LEC merger was completed as of January 1, 2007 and the McLeodUSA merger was completed as of January 1, 2007 and 2008, respectively (in millions, except per share data):

	Year Ended December 31,
	2008	2007
Revenues	$1,624.7	$1,614.1
Net loss	$(507.9)	$(24.5)
Basic and diluted net loss per common share	$(3.52)	$(0.18)

The pro forma information presents the combined operating results of the Company, US LEC and McLeodUSA, with the results prior to the merger closing dates adjusted (1) to include the pro forma effect of the elimination of transactions between the Company, US LEC and McLeodUSA, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property and equipment and intangible assets, the adjustment of interest expense reflecting the redemption of all of US LEC’s debt and the replacement of that debt with $800.0 million of new debt issued on February 28, 2007 at the Company’s weighted average borrowing rate, the redemption of the McLeod Senior Secured Notes and the replacement of the indebtedness represented by the McLeodUSA Senior Secured Notes with $100 million of new borrowings under the incremental term loan facility (Note 6) at the Company’s weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using the Company’s effective income tax rate.

The pro forma consolidated basic and diluted loss per share for the years ended December 31, 2008 and 2007 are based on the consolidated basic and diluted weighted average common shares of PAETEC Holding, US LEC and McLeodUSA. The historical basic and diluted weighted average shares were converted using the merger exchange ratios.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized or incurred and reflected in the accompanying consolidated financial statements for the year ended December 31, 2008. Certain cost savings have resulted or may result from the mergers, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the mergers had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Allocation of Cost of Allworx Acquisition

On October 31, 2007, the Company completed its acquisition by merger of Allworx Corp. (“Allworx”). The merger was accounted for as an acquisition of Allworx by the Company using the purchase method in accordance with SFAS No. 141. The aggregate transaction value, net of cash acquired, was $25.9 million and was preliminarily allocated to the assets acquired and liabilities assumed based of their fair values as of the closing date of the merger, with amounts exceeding the fair value being recorded as goodwill.

As of December 31, 2008, the Company has recorded adjustments in the accompanying consolidated balance sheet for certain assets acquired and liabilities based on the final valuation of these assets. The Company recorded $10.7 million of intangible assets consisting of acquired customers, developed technology and the Allworx trade name.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2008 and December 31, 2007 consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Communications networks	$713,758	$358,045
Computer hardware and purchased software	106,303	80,953
Equipment	37,237	33,669
Office equipment, furniture and fixtures	63,826	44,978
Construction-in-progress	20,361	3,486
Land and buildings	41,395	—

	982,880	521,131
Accumulated depreciation	(343,939)	(209,099)

Property and equipment, net	$638,941	$312,032

Construction-in-progress as of December 31, 2008 and December 31, 2007 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 totaled $142.0 million, $60.3 million, and $31.4 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2007 to December 31, 2008 were as follows (in thousands):

Balance as of January 1, 2007	$35,082
Goodwill related to PAETEC/US LEC merger	303,784
Goodwill related to Allworx acquisition	22,579

Balance as of December 31, 2007	$361,445
Goodwill related to McLeodUSA merger	302,270
Goodwill related to other acquisitions	(8,118)
Impairment charge	(355,000)

Balance as of December 31, 2008	$300,597

The change in goodwill related to other acquisitions primarily reflects the reclassification of $10.7 million to intangible assets acquired from Allworx.

The Company performs its annual assessment of the carrying value of its goodwill as of July 1 or as events or circumstances change.

In accordance with SFAS No. 142, the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets at a reporting unit level. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value at the reporting unit level. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment potentially exists when the estimated fair value of a reporting unit’s goodwill is less than its carrying value.

During the quarter ended September 30, 2008, the Company experienced a significant decline in market capitalization as a result of a decrease in the market price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred after the Company’s announcement in August 2008 that its operating results for the quarter ended June 30, 2008 would be lower than expected. Some factors contributing to this performance below expectations included less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. The Company determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to SFAS No. 142. As a result, the Company completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation, and concluded that the fair values of certain of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, the Company conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. The Company recorded a non-cash charge of $340.0 million based on its preliminary assessment in the quarter ended September 30, 2008. The Company finalized the second step of the impairment test in connection with the preparation of the accompanying audited financial statements and recorded an additional non-cash charge of $15.0 million in the quarter ended December 31, 2008.

During the quarter ended December 31, 2008, the Company’s market capitalization declined further as a result of a decrease in the market price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market from the market price at September 30, 2008. The Company determined that the continued decline in market capitalization and the continuation of the factors that were identified during the quarter ended September 30, 2008 were an indicator that a goodwill impairment test was again required pursuant to SFAS No. 142 for the quarter ended December 31, 2008. As a result, the Company completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation. The Company concluded that the fair values of its reporting units exceeded the carrying values and therefore recorded no impairment.

The impairment tests are highly judgmental and involve the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions concerning future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions used to estimate discounted cash flows include growth rates and the discount rate applicable to future cash flows.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2008 and December 31, 2007 were as follows:

	December 31, 2008			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortized intangible assets:
Customer-related	$205,603	$(52,712)	$152,891	10 years
Technology-based	1,953	(899)	1,054	5 years
Capitalized software development costs	4,351	(1,090)	3,261	5 years
Trade name	200	(68)	132	5 years

Total	212,107	(54,769)	157,338	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$214,507	$(54,769)	$159,738

	December 31, 2007			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Customer-related	$137,103	$(21,845)	$115,258	11 years
Technology-based	653	(653)	—	3 years
Capitalized software development costs	3,414	(341)	3,073	5 years

Total	$141,170	$(22,839)	$118,331	11 years

Gross intangible assets as of December 31, 2008 included $61.7 million of customer relationship and trade name intangible assets acquired from McLeodUSA and $10.7 million of customer relationship, developed technology, and trade name intangible assets acquired from Allworx. Intangible asset amortization expense for the years ended December 31, 2008, 2007 and 2006 was $31.9 million, $14.9 million and $3.2 million, respectively.

The Company estimates that future aggregate amortization expense related to intangible assets as of December 31, 2008 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2009	$30,963
2010	28,552
2011	25,185
2012	21,159
2013	15,631
Thereafter	35,848

Total	$157,338

6.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
	(in thousands)
Senior credit facilities	$629,700	$495,500
Unamortized discount on senior credit facilities	(4,594)	—
9.5% Senior Notes due 2015	300,000	300,000
Capital lease obligations and other debt	5,727	57

Total debt	930,833	795,557
Less: current portion	(14,258)	(5,040)

Long-term debt	$916,575	$790,517

Principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2009	$14,258
2010	8,396
2011	6,690
2012	56,000
2013	550,083
Thereafter	300,000

Total	$935,427

Senior Credit Facilities

On February 28, 2007, in connection with the completion of the US LEC merger, PAETEC Holding obtained $850.0 million of new senior secured credit facilities pursuant to a credit agreement, dated as of February 28, 2007 (the “Credit Agreement”), among PAETEC Holding, as borrower, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and CIT Lending Services Corporation, as documentation agent. As of February 28, 2007, the credit facilities consisted of a term loan facility in a total principal amount of $800.0 million, which was fully drawn on the merger closing date, and a revolving credit facility in a total available principal amount of $50.0 million, none of which was drawn on the merger closing date. PAETEC and US LEC used the proceeds of the $800.0 million term loan facility together with a portion of their cash on hand to refinance substantially all of their senior secured indebtedness and to repurchase all outstanding shares of the US LEC preferred stock in connection with the completion of the US LEC merger.

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

As of the effective date of the Amendment, the credit facilities consisted of a term loan facility in a total principal amount of $498.0 million, which was fully drawn, and a revolving credit facility in a total available principal amount of $50.0 million, none of which was drawn.

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

The incremental term loan facility was extended to the Company pursuant to the provisions of the Credit Agreement that permit the Company to elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the Credit Agreement or other prospective lenders to increase by up to $225 million the total principal amount of borrowings available under the Company’s existing term loan facility. Borrowings under the incremental term loan facility may be used for working capital, capital expenditures and other general corporate purposes of the Company. The Company applied a portion of the borrowings under the incremental term loan facility toward the redemption of the McLeodUSA Senior Secured Notes in connection with the completion of the McLeodUSA merger (Note 3).

The term loans facilities mature on February 28, 2013. The Company is required to make scheduled principal payments under the term loan facilities, in equal quarterly installments, in an annual amount of $6.0 million through December 2012. The unpaid principal balance of the term loan facilities will be payable in full on the maturity date.

In June 2008, the Company was required to pay an additional $9.8 million of principal on its credit facility term loans as a result of excess cash flows generated during the year ended December 31, 2007, as calculated under the terms of the Credit Agreement. The Company expects to pay an additional $5.6 million of principal on its credit facility term loans during the year ending December 31, 2009 as a result of excess cash flows generated during the year ended December 31, 2008, which is reflected in current portion of long-term debt in the accompanying consolidated balance sheet at December 31, 2008.

On October 15, 2008, the Company drew down $50.0 million principal amount of borrowings under its revolving credit facility, the maximum amount available to the Company under the facility. There are no scheduled principal payments under the revolving loans. Any outstanding revolving loans will be payable in full on the revolving loan maturity date of February 28, 2012.

Borrowings under the credit facilities bear interest, at the Company’s option, at an annual rate equal to either a specified “base rate” plus a margin of 1.50% or the London interbank offered rate (“LIBOR”) plus a margin of 2.50%. The margin applicable to LIBOR loans under the revolving credit facility is subject to specified reductions based on certain reductions in the Company’s total leverage ratio. Interest is payable quarterly in arrears.

PAETEC Holding is the borrower under the Credit Agreement. All obligations of PAETEC Holding under the Credit Agreement are guaranteed by all subsidiaries of PAETEC Holding. All assets of PAETEC Holding and its subsidiaries have been pledged to secure their obligations under the credit facilities.

The Credit Agreement, as amended, requires the Company to maintain compliance with a specified total leverage ratio covenant. Under the terms of the total leverage ratio covenant, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the Credit Agreement) for any measurement period will not be permitted to be greater than 5.00:1.00. The Company was in compliance with this financial covenant as of December 31, 2008.

PAETEC Holding is required to maintain interest rate protection agreements mutually acceptable to PAETEC Holding and the administrative agent under the Credit Agreement. Such agreements under the credit facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date of February 28, 2007. As of December 31, 2008, PAETEC Holding had interest rate protection, through interest rate swaps, on $400.0 million of its outstanding floating-rate debt, as described below.

Senior Notes

On July 10, 2007, PAETEC Holding entered into an indenture, dated as of July 10, 2007 (the “Indenture”), among PAETEC Holding, the subsidiary guarantors of PAETEC Holding named therein, and The Bank of New York, as trustee (the “Trustee”), pursuant to which PAETEC Holding issued $300 million in aggregate principal amount of 9.5% Senior Notes due 2015 (the “Notes”). PAETEC Holding sold the Notes in an offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). The closing of the sale took place on July 10, 2007. On February 7, 2008, in accordance with registration rights granted to the Note purchasers, the Company completed an exchange offer of the Notes for notes with identical terms registered under the Securities Act.

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

The Subsidiary Guarantors have, jointly and severally, fully and unconditionally guaranteed, to each holder of the Notes, the full and prompt performance of PAETEC Holding’s obligations under the Indenture and the Notes, including the payment of principal (and premium, if any) and interest on the Notes, on an equal and ratable basis. Further, PAETEC Holding has no independent assets or operations, and there are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances. PAETEC Holding’s assets are composed solely of investments it has made in its consolidated subsidiaries and its operations are composed solely of changes in its investment in subsidiaries and interest associated with the senior indebtedness. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” PAETEC Holding is not required to provide condensed consolidating financial information for the Subsidiary Guarantors.

The Indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

Capital Lease Obligations and Other Debt

In connection with the McLeodUSA merger, the Company acquired $1.8 million of capital lease obligations for computer equipment and an installment purchase of software licensing. In addition, the Company entered into $5.8 million of capital leases for computer hardware during the quarter ended June 30, 2008. As of December 31, 2008, the Company had total capital lease debt of $5.7 million, of which $3.1 million is classified as long-term.

Other debt as of December 31, 2007 included the Company’s vehicle note obligations of approximately $0.1 million.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreements without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of December 31, 2008 and December 31, 2007 were as follows:

	Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
	(dollars in thousands)
December 31, 2008	$175,000	04/30/2009	Cash Flow Hedge	2.75%	5.00%
	$125,000	06/30/2009	Cash Flow Hedge	2.75%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	2.75%	5.63%
	$400,000	06/30/2011	Cash Flow Hedge	2.75%	2.85%

December 31, 2007	$175,000	04/30/2009	Cash Flow Hedge	4.90%	5.00%
	$125,000	06/30/2009	Cash Flow Hedge	4.90%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	4.90%	5.63%

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

Interest rate swap agreements are reflected at fair value in the accompanying consolidated balance sheets. As of December 31, 2008 and December 31, 2007, the Company’s outstanding swaps represented a liability with a fair value of $19.0 million and $5.6 million, net of tax, respectively. Accumulated other comprehensive (loss) income and accrued expenses liabilities have been adjusted based on the fair value. The adjustment to fair value has been recorded as a component of other comprehensive loss in the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2008 and 2007.

On November 12, 2008, the Company entered into an interest rate swap agreement in order to hedge the interest rate variability of the Company’s debt and to replace the existing swap agreements, which will mature on April 30, 2009 and June 30, 2009. The initial notional amount of the swap is $325.0 million, effective April 30, 2009. The notional amount will be increased to $400.0 million on June 30, 2009.

7.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current income tax expense:
U.S. federal	$—	$26	$623
U.S. state	2,410	790	726

Total	2,410	816	1,349

Deferred income tax expense (benefit) :
U.S. federal	(13,821)	7,494	7,082
U.S. state	(2,945)	(273)	(1)
Increase to valuation allowance	104,323	—	—

Total	87,557	7,221	7,081

Tax benefit recognized for FIN 48 uncertainties	(170)	—	—

Total provision for income taxes	$89,797	$8,037	$8,430

The provision for income taxes for each of the years ended December 31, 2008, 2007 and 2006 differs from the expected income tax expense calculated using the statutory U.S. federal income tax rate as follows:

	Year Ended December 31,
	2008		2007		2006
	(in thousands)
Federal (benefit) provision at statutory rate	$(139,335)	35%	$6,497	35%	$5,682	35%
State taxes, net of federal (benefit) provision	(1,378)	—	(33)	—	838	5%
Non-deductible goodwill impairment	124,250	(31)%	—	—	—	—
Fair value of Series A convertible redeemable preferred stock conversion right	—	—	—	—	(3,772)	(23)%
Amounts paid to facilitate Leveraged Recapitalization	—	—	—	—	5,287	33%
Transaction costs	(471)	—	—	—	—	—
Stock-based compensation	2,007	(1)%	1,032	6%	852	5%
Other	571	—	267	1%	(47)	—
Benefit recognized for FIN 48 uncertainties	(170)	—	—	—	—	—
Change in valuation allowance	104,323	(26)%	274	2%	(410)	(3)%

Provision for income taxes	$89,797	(22)%	$8,037	43%	$8,430	52%

Deferred Income Taxes—Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss (“NOL”) carryforwards, for financial and tax reporting. Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred income tax asset for which realization is uncertain.

The Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence that historical results provide, the Company considered the past three years of combined results on a pro forma basis, including the results of McLeodUSA and US LEC beginning on January 1, 2006.

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, the Company determined that there are uncertainties relative to its ability to utilize the net deferred tax assets. In recognition of these uncertainties, the Company has provided a valuation allowance of $368.2 million on the net deferred income tax assets as of December 31, 2008. A valuation allowance of $20.3 million existed on the net deferred income tax assets as of December 31, 2007, resulting in an increase of $347.9 million in the year ended December 31, 2008, of which $104.3 million represents a charge to income tax expense and $243.6 million represents a charge to goodwill or equity as it relates primarily to purchase accounting for the McLeodUSA merger (Note 3). The Company will continue to evaluate the need for a valuation allowance in the future and if it is determined that its deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected.

Upon the January 1, 2009 adoption of SFAS No. 141(R), changes in deferred tax asset valuation allowances and income tax uncertainties after an acquisition date generally will affect income tax expense, including charges and uncertainties associated with acquisitions that closed prior to the effective date of SFAS No. 141(R).

The Company’s deferred income tax assets (liabilities) as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Current:
Allowance for doubtful accounts	$8,557	$6,333
Other accruals and deferrals	27,844	5,460
Deferred revenue	2,452	1,271
Interest rate swap liability	2,888

Valuation allowance	(41,741)	(1,220)

Net current deferred income tax asset	$—	$11,844

Non-current:
NOL carryforwards	$339,612	$173,601
Federal and state Alternative Minimum Tax credit carryforward	2,282	2,526
Basis difference in property and equipment and intangible assets	(55,508)	(93,467)
Stock-based compensation	10,835	5,865
Interest rate swap liability	4,435	3,517
Deferred revenue	11,627
Other	8,652	1,561

Valuation allowance	(326,511)	(19,115)

Net non-current deferred income tax (liability) asset	$(4,576)	$74,488

The Company recorded a tax provision of $89.8 million for the year ended December 31, 2008, which represented an effective tax rate of (22)%. Excluding the $355.0 million non-deductible goodwill impairment charge (Note 5) and the $104.3 million tax charge to establish the valuation allowance, the Company’s effective income tax rate would have been 33.7% for the year ended December 31, 2008.

The Company recorded a tax provision of $8.0 million for the year ended December 31, 2007, which represented an effective tax rate of 43.3%.

The Company acquired approximately $3.8 billion of NOLs pursuant to the McLeodUSA merger. Section 382 of the Internal Revenue Code (“IRC Section 382”) places annual limitations on the use of certain tax attributes such as net operating losses and tax credit carryovers in existence at the time of an ownership change. As a result of the acquisition, McLeodUSA experienced an ownership change within the meaning of IRC Section 382. The Company has determined that the acquired NOLs will be subject to substantial limitations under IRC Section 382 as a result of the ownership change. The Company continues to assess its ability to utilize these NOLs. The Company currently estimates that approximately $300.0 million of the NOLs would be available when taking into consideration the limitations under IRC Section 382.

As of December 31, 2008, the Company had a deferred tax asset for federal NOL carryforwards of approximately $856.9 million, including the approximately $300.0 million of NOL carryforwards acquired pursuant to the McLeodUSA merger. The Company has recorded a deferred income tax asset of approximately $339.6 million reflecting the benefit of federal and state loss carryforwards. All but approximately $116.3 million of the Company’s $856.9 million of NOLs is subject to annual limitations under IRC Section 382. If unused, the NOL carryforwards would expire on various dates from the years ending December 31, 2018 through 2028. In recognition of the uncertainties relative to the utilization of the federal NOLs, a full valuation allowance has been recorded.

Included in the NOL carryforward deferred tax asset above is approximately $39.7 million of deferred tax assets attributable to state NOLs. Approximately $15.4 million of this deferred tax asset relates to NOLs acquired pursuant to the McLeodUSA merger. Management believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized prior to their expiration. In recognition of this uncertainity, the Company provided a valuation allowance of $39.0 million on the deferred tax assets related to the state NOL carryforwards at December 31, 2008.

As a result of certain realization requirements of SFAS No. 123(R), the Company’s deferred tax assets at December 31, 2008 do not include approximately $86.8 million of excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carryovers. Equity will be increased by approximately $30.4 million if and when such deferred tax assets are ultimately realized for federal income tax purposes. The Company uses ordering pursuant to SFAS No. 109, Accounting for Income Taxes, for purposes of determining when excess tax benefits have been realized.

As discussed in Note 2, the Company adopted FIN 48 on January 1, 2007 and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2008 was $0.4 million, the majority of which, if recognized, would affect the effective tax rate.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal tax years ended December 31, 2005 through December 31, 2008 and various state tax years remain subject to income tax examinations by tax authorities.

The Company’s U.S. federal income tax return for the tax year ended December 31, 2006 is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. As of December 31, 2008, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits.

Amounts related to uncertain tax positions that may change within the next twelve months are not expected to be material.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2008:

	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)
Balance at January 1	$938	$938
Additions based on tax positions related to the current year	339	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(600)	—
Settlements	—	—

Balance at December 31	$677	$938

8.	STOCKHOLDERS’ EQUITY

The authorized capital stock of PAETEC Holding consists of 300,000,000 shares of common stock. In addition to the common stock, PAETEC Holding has the authority to issue 20,000,000 shares of preferred stock. No such shares of preferred stock have been issued as of December 31, 2008. All shares of common stock have the same rights, powers and privileges. Holders of common stock are entitled to share ratably in dividends when and as declared by the Company’s Board of Directors out of funds legally available. On liquidation and dissolution of the Company, each holder of common stock is entitled to share ratably in all assets remaining after satisfaction of any claims of the creditors and holders of preferred stock.

Share Repurchase—During the year ended December 31 2008, the Board of Directors of PAETEC Holding authorized the repurchase of up to $30.0 million of PAETEC Holding’s outstanding common stock through August 2009, subject to conditions. PAETEC Holding may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC Holding to repurchase any specific number of shares and may be modified or discontinued at any time. The Board of Directors has fixed the size of the program at the maximum amount currently permitted under the Company’s debt agreements for the period indicated assuming future compliance with applicable covenants.

During the year ended December 31, 2008, PAETEC Holding repurchased, at fair market value and on the open market, a total of 5,885,566 shares of common stock at a total cost of approximately $12.8 million. In connection with the repurchase, PAETEC Holding paid commissions totaling approximately $0.2 million. PAETEC Holding’s Board of Directors has resolved that the repurchased shares will be retired and resume the status of authorized and unissued shares.

9.	LEVERAGED RECAPITALIZATION

On June 12, 2006, the Company consummated a leveraged recapitalization (the “Leveraged Recapitalization”) pursuant to which, among other transactions, specified shares of the Series A convertible redeemable preferred stock were converted into shares of Class A common stock according to the existing terms of the Series A convertible redeemable preferred stock. As part of the Leveraged Recapitalization, the Company repurchased all remaining outstanding shares of the Series A convertible redeemable preferred stock, and specified outstanding shares of Class A common stock, for cash. The Leveraged Recapitalization also included the conversion of all outstanding shares of the Class B common stock into an equal number of shares of Class A common stock (the “Class B Conversion”) and the right to receive 3,400,000 additional shares of Class A common stock (the “Additional Shares”). Specified options to purchase Class A common stock issued in connection with the Company’s acquisition by merger of Campuslink Communications Systems, Inc. (“Campuslink Communications”) in 1999 also were repurchased by the Company for cash as part of the Leveraged Recapitalization. In addition, to induce certain initial stockholders of the Company to provide the consents, approvals, waivers, releases and other agreements necessary to consummate the Leveraged Recapitalization, the Leveraged Recapitalization also involved the Company’s issuance and sale of 690,065 shares of Class A common stock for no additional cash consideration to these initial stockholders (the “Initial Stockholder Sale”). The Company used the proceeds from the new senior secured credit facilities, in part, to pay some or all of the total cash required to consummate the Leveraged Recapitalization and to repay or refinance substantially all of the Company’s then existing debt, including its then existing senior secured credit facility and capital leases.

The Company’s Board of Directors approved the grant of equity-based and cash incentive awards to certain senior executives for services in connection with the Leveraged Recapitalization and to promote the Company’s retention of the executives following the consummation of the Leveraged Recapitalization. These awards included total cash bonuses of $5.0 million and grants of restricted stock units for 4,000,000 shares of Class A common stock, which vest on the third anniversary of the date of grant. As a result of these cash bonus transactions, the Company recorded a charge of $5.0 million, which is included in income from operations in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2006.

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

Class B Conversion—The Company and specified Class B common stockholders entered into an agreement to cause the conversion of all 2,635,000 outstanding shares of Class B common stock into an equal number of shares of Class A common stock in accordance with the terms of the Company’s restated certificate of incorporation and to provide the specified Class B common stockholders with the right to receive at a specified date 3,400,000 additional shares of Class A common stock in connection with the conversion. In accordance with the agreement, as modified in January 2007, these additional shares were issued in January 2007. The Company determined that the fair value of the shares of Class B common stock of $8.70 per share was equal to the fair value of the total number of shares of Class A common stock which the Class B common stockholders were entitled to receive under the agreement, based on a number of factors.

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

Fair Value of Common Stock—The Company determined the illiquid, non-marketable fair value of the Company’s Class A common stock at June 12, 2006 based upon the Company’s capital structure after the Leveraged Recapitalization, using the Class A common stock price negotiated as part of the Leveraged Recapitalization. The Company assessed the reasonableness of this price by performing an internal valuation analysis based on the Company’s projected future cash flows, discounted at a rate that reflected both the Company’s weighted average cost of capital and the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. Based on this analysis, the Company’s board of directors determined that the fair value of the Class A common stock was equal to $3.80 per share at June 12, 2006, based upon the Company’s capital structure after the Leveraged Recapitalization.

The Company also determined the liquid, marketable fair value of the Company’s Class A common stock at June 12, 2006 based upon the Company’s capital structure immediately prior to the Leveraged Recapitalization, using the Class A common stock price negotiated as part of the Leveraged Recapitalization. The Company assessed the reasonableness of this price by performing an internal valuation analysis based on the Company’s projected future cash flows, which were discounted at a rate that reflected the Company’s weighted average cost of capital but which did not include a discount for the lack of liquidity of the Company’s stock, and an implied market value analysis based on the stock price performance of the Company’s most comparable public peers (as determined by management) within the competitive carrier industry. Based on this analysis, the Company determined that the liquid, marketable fair value of the Class A common stock based upon the Company’s capital structure immediately prior to the Leveraged Recapitalization was $6.98 per share. This price was used to determine the accounting impact of the Class A Repurchase, the Class B Conversion and the repurchase of the Campuslink options, as these transactions were negotiated based on the undiscounted, fully liquid value of the Class A common stock.

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

Transaction Fees—The Company incurred $10.0 million in external legal, accounting, consulting and bank fees related to the Leveraged Recapitalization. Of these fees, $8.9 million represented direct costs incurred to acquire borrowings under the Company’s new senior secured credit facilities and were recorded as an asset at December 31, 2006. Direct costs incurred as a result of the Leveraged Recapitalization that were not direct costs of acquiring the senior secured credit facilities represented $1.1 million of these fees. These costs were included in income from operations as part of leveraged recapitalization related costs in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2006.

10.	SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

On December 18, 2007, the PAETEC Holding Corp. Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s stockholders. Under the ESPP, a total of 4,100,000 shares of PAETEC Holding’s common stock are available for purchase by eligible employees.

The ESPP provides for specified purchase periods during which an eligible employee is permitted to accumulate payroll deductions in a plan account for the purchase of shares of PAETEC Holding common stock. Substantially all employees may elect to participate in the ESPP by authorizing payroll deductions. Under the ESPP, no participant may purchase in any one calendar year shares of common stock having an aggregate fair market value in excess of the lesser of (1) $25,000 or (2) 50% of such participant’s salary or wages during such period, and the Company may impose additional limitations on participants. The purchase price per share under the ESPP set by the Company is 90% of the closing price of a share of outstanding common stock on the last trading day of the purchase period.

As of December 31, 2008, purchase rights for 640,833 shares had been granted under the ESPP and 3,459,167 shares of common stock remained available for issuance. During the year ended December 31, 2008, PAETEC Holding issued share amounts of 95,532, 273,267, and 272,034 shares at a purchase price of approximately $5.72, $1.94, and $1.30 per share, respectively, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2008, September 30, 2008 and December 31, 2008, respectively. Compensation expense attributable to the ESPP for the year ended December 31, 2008 totaled $0.2 million.

2007 Stock Incentive Plan

On January 25, 2007, the PAETEC Holding Corp. 2007 Omnibus Incentive Plan (the “2007 Incentive Plan”) was adopted. A total of 10,000,000 shares of PAETEC Holding common stock are available for issuance under the 2007 Incentive Plan in connection with equity awards. The 2007 Incentive Plan represents the only equity-based incentive plan in which employees or directors of the Company are eligible to participate following the US LEC merger. Awards under the 2007 Incentive Plan may be made in the form of stock options, stock appreciation rights, restricted stock, stock units, performance awards, incentive awards, unrestricted stock and any combination of the foregoing. This plan also provides for the grant of performance incentives in the form of cash-based awards.

Stock-based Compensation

Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 pursuant to the 2007 Incentive Plan and other equity incentive plans (collectively, the “Stock Incentive Plans”) is based on the grant-date fair value estimated in accordance with SFAS No. 123(R). The Company recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Any potential tax benefit associated with incentive stock options will be recognized only at the time of settlement (if those options are settled through a disqualifying disposition). As a result, the stock-based compensation expense associated with incentive stock options must be treated as a permanent difference until that time, which, in turn, results in an increase to the Company’s effective income tax rate in the period granted.

The contractual term of options granted under the Stock Incentive Plans is ten years. Awards granted under the Stock Incentive Plans generally vest ratably over a three- or four-year period, provided that the grantee remains in service during that time. Certain stock unit awards granted under our 2007 Incentive Plan vest over a three- or four-year period, and upon the achievement of one or more performance-based objectives. Stock unit awards granted under the PAETEC Corp. Executive Incentive Plan vest on the third anniversary of the date of grant, unless vesting is accelerated for reasons specified in the Executive Incentive Plan.

For options granted during the years ended December 31, 2008, 2007 and 2006, the weighted average fair value of the stock options granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $3.62, $7.17 and $3.56, respectively, using the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected option life (in years)	5.00-6.00	6.25	9.9
Risk free interest rate	1.43% – 3.55%	3.41% – 4.96%	4.64% – 5.11%
Expected volatility	56.58% – 73.98%	68.57% – 78.68%	75.0%
Expected dividend yield	—	—	—

Year-to-Date Activity

Stock Options—The following table summarizes stock option activity under the Stock Incentive Plans for the year ended December 31, 2008:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008 *	12,279,445	$3.86
Assumed in connection with McLeodUSA merger on February 8, 2008	3,493,295	$7.42
Granted *	1,224,160	$5.84
Exercised *	(2,881,671)	$4.93
Canceled *	(392,556)	$7.24
Forfeited *	(863,573)	$7.51

Outstanding at December 31, 2008	12,859,100	$4.40	5.5	$145

Exercisable at December 31, 2008	8,963,435	$3.93	4.7	$87

*	Excludes activity under the McLeodUSA Incorporated 2006 Omnibus Equity Plan before the closing of the McLeodUSA merger on February 8, 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock. Total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $7.1 million, $113.8 million, and $0.1 million, respectively.

Total compensation expense related to stock options granted totaled approximately $8.8 million, net of a deferred income tax benefit of $2.3 million, for the year ended December 31, 2008, approximately $8.7 million, net of a deferred income tax benefit of $2.3 million, for the year ended December 31, 2007 and approximately $2.9 million, net of a deferred income tax benefit of $0.3 million, for the year ended December 31, 2006. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

The following table summarizes stock option information at December 31, 2008:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 – $2.10	3,165,756	$1.76	2,809,790	$1.83
$2.11 – $3.15	2,304,075	$2.39	1,942,290	$2.43
$3.16 – $7.35	4,967,814	$4.42	3,231,173	$4.82
$7.36 – $23.50	2,421,455	$9.73	980,182	$9.98

	12,859,100	$4.40	8,963,435	$3.93

As of December 31, 2008, there was approximately $6.8 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the Stock Incentive Plans. The Company expects to recognize the expense over a weighted-average period of 1.3 years.

Stock Units—The following table summarizes stock unit activity under the Stock Incentive Plans for the year ended December 31, 2008:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	7,800,496	$3.47
Granted	4,088,105	$7.00
Vested	(91,010)	$11.01
Forfeited	(639,030)	$7.36

Outstanding at December 31, 2008	11,158,561	$4.99

During the year ended December 31, 2008, the Company granted stock units under the 2007 Incentive Plan with a four-year service period, subject to achievement of a specified performance target during the first year after grant (“Performance Units”). Awards vest in equal installments over a four-year period only if there is a 20% increase in the price of the Company’s common stock. For purposes of these awards, the share price increase is measured by comparing the difference between the average closing price of the Company’s common stock as reported on the NASDAQ Global Select Market for the 10 trading days ending on the 12th trading day following the public release of the Company’s financial and operating results for the years ended December 31, 2007 and 2008, respectively. Under SFAS 123(R), these Performance Units are considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and therefore, compensation expense is recognized on these Performance Units provided that the requisite service is rendered, regardless of whether the market condition is achieved. The fair value of these Performance Units was estimated using a Monte Carlo simulation model.

The total intrinsic value of stock units that vested during the year ended December 31, 2008 was approximately $ 0.3 million. The total intrinsic value of stock units that vested during the year ended December 31, 2007 was approximately $2.6 million.

In connection with the vesting of stock units during the year ended December 31, 2008, the Company withheld 20,747 shares of PAETEC Holding common stock to satisfy income tax withholding requirements. In connection with the vesting of stock units during the year ended December 31, 2007, the Company withheld 105,642 shares of PAETEC Holding common stock to satisfy income tax withholding requirements.

For the year ended December 31, 2008, the total compensation expense related to stock units granted was approximately $6.6 million, net of a deferred income tax benefit of $4.1 million. For the year ended December 31, 2007, the total compensation expense related to stock units granted under the Stock Incentive Plans was approximately $5.6 million, net of a deferred income tax benefit of $3.5 million. During the quarter ended March 31, 2007, stock units and stock options were issued to certain employees who were previously ineligible to receive stock-based awards. Certain of these awards were vested at the grant date. For the year ended December 31, 2006, the total compensation expense related to stock units granted under the Stock Incentive Plans was approximately $1.7 million, net of a deferred income tax benefit of $1.1 million. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2008, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $22.7 million. The Company expects to recognize the expense over a weighted-average period of 2.0 years.

Warrants—The Company’s independent sales agents participate in the PaeTec Communications, Inc. Agent Incentive Plan (the “Warrant Plan”). The warrants granted under the Warrant Plan (the “PAETEC warrants”) are recorded at fair value and are accounted for under the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees or in Conjunction with Selling Goods or Services. In accordance with SFAS No. 123(R), the Company estimates the fair value of each PAETEC warrant on the date of grant using the Black-Scholes option-pricing model and using assumed risk-free interest rates ranging from 1.7% to 6.7% and expected lives of ten years. The volatility factor assumptions used in the Company’s fair value model ranged from 70% to 99%. The Company accrues compensation expense during the service period and adjusts the value attributable to unvested PAETEC warrants in subsequent periods to the measurement date for increases or decreases in the fair value of the shares of common stock issuable upon exercise of the PAETEC warrants. In accordance with EITF Issue No. 96-18, the measurement date is the date at which the agent’s performance is complete.

The Warrant Plan provides for the issuance of up to 811,500 shares of common stock based upon the achievement and maintenance of certain revenue goals by the Company’s independent sales agents. The Warrant Plan is designed to create an incentive for the sales agents and is administered by the Company’s senior management. The PAETEC warrants vest with respect to 20% of the shares of common stock subject to such warrants in the first year. Vesting with respect to the remaining 80% of the shares subject to the PAETEC warrants is dependent upon the generation and maintenance of certain revenue levels by the warrant holder. The PAETEC warrants are not exercisable until one year after the Company completes an initial public offering of the common stock, provided that after such date the exercise of the warrants is covered by an effective registration statement under the Securities Act. The February 28, 2007 merger with US LEC (Note 3) was deemed an “initial public offering” for purposes of the exercisability of the PAETEC warrants. The PAETEC warrants first became exercisable on June 11, 2008 upon the effectiveness of a registration statement under the Securities Act.

The following table summarizes as of December 31, 2008 information concerning outstanding PAETEC warrants and outstanding common stock warrants issued by US LEC and assumed by PAETEC Holding pursuant to the US LEC merger (the “US LEC warrants”):

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	2,221,088	$2.37
Granted	—
Exercised	(171,493)	$3.28
Canceled	—
Forfeited	(15,415)	$4.74

Outstanding at December 31, 2008	2,034,180	$2.28	1.4	$1

Exercisable at December 31, 2008	2,019,576	$2.27	1.4	$1

There were no warrants granted during the years ended December 31, 2008, 2007 and 2006. The Company does not expect to make any additional awards under the Warrant Plan. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock on December 31, 2008 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on December 31, 2008. This amount changes based on the fair market value of PAETEC Holding’s common stock.

Stock-based compensation expense related to the PAETEC warrants totaled less than $0.1 million, net of tax, for the year ended December 31, 2008. No stock-based compensation related to the US LEC warrants was recognized for the year ended December 31, 2008, as these warrants were fully vested at the time of the US LEC merger on February 28, 2007.

The following table summarizes information relating to outstanding warrants as of December 31, 2008:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 – $2.78	1,741,242	$1.98	1,736,374	$1.98
$2.79 – $4.00	146,063	$3.38	136,327	$3.35
$4.01 – $5.00	146,875	$4.70	146,875	$4.70

	2,034,180	$2.28	2,019,576	$2.27

In 2006, US LEC adopted the US LEC Corp. Retention and Severance Plan, which included a stock option program covering all employees of US LEC prior to the US LEC merger who held options outstanding under the US LEC Corp. 1998 Omnibus Stock Plan. Under the change of control provisions of the stock option program, all outstanding options held by covered US LEC employees who remained employed by US LEC or its affiliates (including the Company) on the date that was 18 months following the US LEC merger closing date of February 28, 2007 immediately vested. In addition, the stock option program provided for immediate vesting of all outstanding options held by each covered US LEC employee whose employment was terminated without specified cause or as a result of a specified constructive termination at any time between August 11, 2006 and the date that was 18 months following the merger closing date of February 28, 2007.

11.	(LOSS) INCOME PER COMMON SHARE

Diluted (loss) income per common share was computed by dividing (loss) income allocated to common stockholders by the weighted average number of shares of all classes of common stock and potential common stock outstanding during the period. Potential common stock consisted of common stock issuable under the assumed exercise of stock options, warrants and restricted stock units computed based on the treasury stock method. Diluted income per common share included the effect of potentially dilutive issuances of securities. Potential common stock was not included in the calculations of diluted loss per common share to the extent its inclusion would be anti-dilutive.

The computation of basic and diluted (loss) income per common share for the years ended December 31, 2008, 2007, and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except share and per share data)
Basic net (loss) income per common share
Net (loss) income	$(487,895)	$10,528	$7,803
Less: accretion on preferred stock	—	—	251
Less: cumulative preferred stock dividends	—	—	6,873
Less: redemption charge related to Series A preferred stock	—	—	33,834

Net (loss) income allocated to common stockholders	$(487,895)	$10,528	$(33,155)

Weighted average common shares outstanding-basic	140,210,860	88,610,839	31,686,214

Net (loss) income per common share-basic	$(3.48)	$0.12	$(1.05)

Diluted net (loss) income per common share
Net (loss) income allocated to common stockholders	$(487,895)	$10,528	$(33,155)

Weighted average common shares outstanding-basic	140,210,860	88,610,839	31,686,214
Dilutive effect of warrants-treasury stock method	—	898,422	—
Dilutive effect of stock options-treasury stock method	—	9,557,648	—
Dilutive effect of restricted stock units-treasury stock method	—	3,963,343	—

Weighted average common shares outstanding-diluted	140,210,860	103,030,252	31,686,214

Net (loss) income per common share-diluted	$(3.48)	$0.10	$(1.05)

For the years ended December 31, 2008 and 2006, the Company had outstanding options, warrants and restricted stock units for 26,051,841 and 18,058,592 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

12.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan, pursuant to section 401(k) of the Internal Revenue Code, under which employees can contribute up to 25% of their annual salary. Employees are eligible for participation upon employment. The Company’s discretionary matching contributions for the years ended December 31, 2008, 2007 and 2006 totaled $4.5 million, $3.5 million, and $2.1 million, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. The Company recognizes rent expense under these leases on a straight-line basis. The Company began occupying a new corporate headquarters in January 2001 under a 20-year lease agreement, and expects that annual rent payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. The Company’s annual rental payments under the lease were $1.8 million for each of the years ended December 31, 2008, 2007, and 2006.

Total rent expense for the years ended December 31, 2008, 2007, and 2006 was $37.6 million, $19.5 million, and $11.1 million, respectively. Future minimum lease obligations related to the Company’s operating leases as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$33,071
2010	23,962
2011	19,841
2012	17,769
2013	14,351
Thereafter	46,587

$155,581

Purchase Commitments—As of December 31, 2008, the Company had entered into agreements with vendors to purchase approximately $19.4 million of equipment and services, of which the Company expects $18.2 million to be delivered and payable in the year ending December 31, 2009, $1.0 million to be delivered and payable in the year ending December 31, 2010, and $0.2 million to be delivered and payable in the year ending December 31, 2011.

Data and Voice Services—The Company has various agreements with certain carriers for data and voice services. As of December 31, 2008, the Company’s minimum commitments under these agreements totaled $315.4 million, of which $110.9 million expire in the year ending December 31, 2009, $100.7 million expire in the year ending December 31, 2010, $99.3 million expire in the year ending December 31, 2011, $3.3 million expire in the year ending December 31, 2012, and the remaining $1.2 million expire in the year ending December 31, 2013. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

Interconnection and Network Access Agreements—The Company is dependent on the use of incumbent local exchange carriers’ local and transport networks and access services to provide telecommunications services to its customers. Charges for leasing local and transport network components and purchasing special access services historically have made up a significant percentage of the Company’s overall cost of providing the services. These network components and services are purchased in each PAETEC market through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales.

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

On January 24, 2008, Sprint Communications Company L.P. (“Sprint”) filed a patent infringement action in the U.S. District Court for the District of Kansas against PAETEC Holding and two of its subsidiaries, including one operating subsidiary, PaeTec Communications, Inc. (“PAETEC Communications”). Sprint alleges that PAETEC Communications infringed patents which Sprint characterizes as constituting part of Sprint’s Voice over Packet patent portfolio by selling products and services that utilize technology covered by the Sprint patents. Sprint’s claim of infringement purportedly relates to its patents for the methods of use and system architecture of packet technology to carry telephone calls to or from the public switched telephone network. Sprint seeks unspecified amounts of compensatory and treble damages, attorneys’ fees, and injunctive relief against future sales by the defendant companies of any products and services that allegedly violate Sprint’s patents. Sprint formally served the Company with its complaint on May 20, 2008, and the Company filed its answer to the complaint on July 21, 2008. A court-ordered mediation session was held November 4, 2008. The parties have continued to engage in discussions to explore a mutually agreeable resolution of Sprint’s claims. In the event the case does not settle, the Company intends to pursue vigorously its defenses in this litigation.

Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue with respect to the purchase of certain equipment from 1996 through 2005. These assessments, including estimated interest and penalties, total approximately $16.5 million. The Company believes that it has meritorious defenses against a significant portion of these assessments and intends to pursue vigorously its defenses during the appeal process. If the Company were to be unsuccessful in its defense against the assessments, it would likely face additional assessments estimated at $2.1 million, including estimated interest and penalties, relating to each of fiscal years 2006 through 2008.

14.	RELATED PARTIES

The Company employs two immediate family members of its Chairman, President and Chief Executive Officer. The Company made total salary and bonus payments to the family members of $236,170 for the year ended December 31, 2008, $428,947 for the year ended December 31, 2007 and $451,263 for the year ended December 31, 2006. During the period from January 1, 2006 to December 31, 2008, the Company issued these individuals options to purchase a total of 7,648 shares of common stock at exercise prices ranging from $1.37 to $7.64 per share, as well as restricted stock units for 229,022 shares of common stock. In addition, from time to time, another immediate family member of the Chairman, President and Chief Executive Officer performs consulting services for the Company. The amounts paid to this individual for these services were nominal during the years ended December 31, 2008, 2007 and 2006.

The Company has entered into arrangements with an unrelated aircraft charter corporation pursuant to which it commits over a specified period to charter a minimum number of hours of flight time on the charter corporation’s managed fleet of jet aircraft. One of the several jet aircraft in the charter corporation’s fleet that were used by the Company during the year ended December 31, 2008 is owned by a limited liability company that is 50% owned by the Company’s Chairman, President and Chief Executive Officer and 50% owned by the Company’s Vice Chairman. Under an agreement between the charter corporation and the limited liability company, the charter corporation leases the limited liability company’s jet on an exclusive basis, manages the operation of the jet and solicits charter customers to use the jet. Under the agreement, the charter corporation is required to pay the limited liability company a specified rate for each flight hour for which the limited liability company’s aircraft is used by customers of the charter corporation for charter services. The charter corporation also pays all associated fuel costs and other specified expenses. As a result of the Company’s purchase during the year ended December 31, 2008 of flight time from the charter corporation for use of the jet owned by the limited liability company, the charter corporation made payments to the limited liability company of $464,889.

15.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements, as of January 1, 2008 as it applies to financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1—defined as observable inputs such as quoted prices in active markets;

Level 2—inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3—unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

The following table summarizes the valuation of the Company’s financial instruments by the foregoing SFAS No. 157 fair value hierarchy levels as of December 31, 2008 (in thousands):

	Fair Value Measurements Using:
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	—	$122,368	—

Liabilities
Interest rate swaps	—	$19,022	—

The fair value of cash and cash equivalents presented in the table above is primarily composed of the Company’s investments in money market instruments with original maturities of three months or less. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes the Company’s unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2008
Total revenue	$358,796	$405,272	$406,073	$400,239
Net loss	$(2,950)	$(14,724)	$(355,788)	$(114,433)
Basic loss per common share	$(0.02)	$(0.10)	$(2.44)	$(0.80)
Diluted loss per common share	$(0.02)	$(0.10)	$(2.44)	$(0.80)
Year Ended December 31, 2007
Total revenue	$194,017	$274,469	$283,884	$288,642
Net (loss) income	$(5,849)	$5,970	$(5,092)	$15,499
Basic (loss) income per common share	$(0.11)	$0.06	$(0.05)	$0.15
Diluted (loss) income per common share	$(0.11)	$0.05	$(0.05)	$0.14

The total net (loss) income per share for the quarters in the year ended December 31, 2007 do not equal net income (loss) per share for the year, as the per share amounts for each quarter and for the year are computed based on their respective discrete periods.

The net loss for the three months ended September 30, 2008 includes a goodwill impairment charge of approximately $340.0 million based on a preliminary fair value assessment of the Company’s goodwill and indefinite-lived intangible assets. The net loss for the three months ended December 31, 2008 was primarily a result of a $15.0 million non-cash charge goodwill impairment charge and the establishment of an income tax reserve of approximately $104.3 million against PAETEC’s deferred tax assets.

Net loss for three months ended September 30, 2007 includes approximately $4.3 million incurred on extinguishment of credit facility debt with the proceeds of the Senior Notes offering, as well as $8.2 million in increased depreciation and amortization expense due to the catch-up of amortization expense associated with finalization of the fair value of acquired US LEC intangible assets. Net income for the three months ended December 31, 2007 includes approximately $15.0 million in purchase accounting adjustments associated with a reduction to depreciation and amortization of approximately $17 million to recognize the finalization of valuations and related useful life assessments of tangible and intangible assets acquired through US LEC, which was offset in part by approximately $2 million of additional stock-based compensation expense to recognize the finalization of the valuation of stock options assumed in the US LEC merger.

The following consolidated financial statement schedule is filed herewith:

PAETEC HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions/ (Reductions) Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2006
Allowance for doubtful accounts	$6,335	$1,933	$—	$2,993	$5,275
Valuation allowance for deferred income tax assets	$3,098	$—	$—	$410	$2,688

Year Ended December 31, 2007 (1)
Allowance for doubtful accounts	$5,275	$5,723	$3,272	$5,337	$8,933
Valuation allowance for deferred income tax assets	$2,688	$271	$17,985	$609	$20,335

Year Ended December 31, 2008 (2)
Allowance for doubtful accounts	$8,933	$10,597	$6,064	$13,353	$12,241
Valuation allowance for deferred income tax assets	$20,335	$104,323	$243,594	$—	$368,252

(1)	Reflects results of US LEC following its combination with PAETEC Corp. on February 28, 2007.
(2)	Reflects results of McLeodUSA following its acquisition by PAETEC Holding Corp. on February 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March, 2009.

PAETEC HOLDING CORP.

By:	/s/ ARUNAS A. CHESONIS
Arunas A. Chesonis Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 12th day of March, 2009.

Signature	Title

/s/ ARUNAS A. CHESONIS Arunas A. Chesonis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ KEITH M. WILSON Keith M. Wilson	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALGIMANTAS K. CHESONIS Algimantas K. Chesonis	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ RICHARD T. AAB Richard T. Aab	Vice Chairman of the Board

/s/ SHELLEY DIAMOND Shelley Diamond	Director

/s/ H. RUSSELL FRISBY, JR. H. Russell Frisby, Jr.	Director

/s/ TANSUKH V. GANATRA Tansukh V. Ganatra	Director

/s/ MICHAEL C. MAC DONALD Michael C. Mac Donald	Director

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director

/s/ ALEX STADLER Alex Stadler	Director

/s/ MARK ZUPAN Mark Zupan	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 11, 2006, as amended, among US LEC Corp. (“US LEC”), PAETEC Corp. (“PAETEC”), PAETEC Holding Corp. (“PAETEC Holding”), WC Acquisition Sub U Corp. and WC Acquisition Sub P Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

2.2.1	Agreement and Plan of Merger, dated as of September 17, 2007, by and among PAETEC Holding, McLeodUSA Incorporated (“McLeodUSA”) and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 17, 2007 and incorporated herein by reference.

2.2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 18, 2007, by and among PAETEC Holding, McLeodUSA and PS Acquisition Corp. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding, filed on December 19, 2007 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of PAETEC Holding. Filed as Exhibit 3.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the Current Report on Form 8-K of PAETEC Holding, filed March 10, 2009 and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.4.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.4.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.4.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Description
10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding, filed on May 15, 2008 and incorporated herein by reference.

10.4.1	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.4.2	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.4.2 to the Annual Report on Form 10-K of PAETEC Holding filed on March 31, 2008 (the “PAETEC Holding 2008 Form 10-K”) and incorporated herein by reference.

10.5.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.5.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.5.3	Security Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent, and Pledge Agreement, dated as of February 28, 2007, among PAETEC Holding, its subsidiaries and Deutsche Bank, as Collateral Agent. Filed as Exhibit 10.3.2 to the Annual Report on Form 10-K of PAETEC Holding, filed on April 2, 2007 (the “PAETEC Holding 2006 Form 10-K”) and incorporated herein by reference.

10.5.4	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.6	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Description
10.7	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.8.1	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis, Robert D. Moore, Jr. and Laurie L. Zaucha. Filed as Exhibit 10.8 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

*10.8.2	Form of 2008 Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Mary K. O’Connell.

10.9	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.11.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

Exhibit Number	Description

10.11.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.13.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on May 20, 2008 and incorporated herein by reference.

10.14.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.3	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.4	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.14.6	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.7	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

Exhibit Number	Description

10.15	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

*10.16	PAETEC Holding Corp. 2009 Performance Bonus Plan.

10.17	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

10.18.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

10.18.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers. Filed as Exhibit 10.18.2 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.18.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.19.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.19.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.20	Description of Non-Employee Director Compensation.

10.21	Form of Indemnity Agreement between McLeodUSA and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.22	Form of Indemnification Agreement between PAETEC Holding and certain of its directors. Filed as Exhibit 10.22 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.23	Form of Indemnification Agreement between PAETEC Holding and certain of its officers. Filed as Exhibit 10.23 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.24	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors. Filed as Exhibit 10.24 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.