Form 10-Q
period 2009-03-31
PAETEC Holding Corp.
filed 2009-05-08
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(585) 340-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on May 4, 2009 was 140,616,790.

PART I

FINANCIAL INFORMATION

Item I.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$144,043	$164,528

Accounts receivable, net of allowance for doubtful accounts of $14,049 and $12,241, respectively	209,490	202,843
Prepaid expenses and other current assets	18,961	13,749

Total current assets	372,494	381,120
Property and equipment, net	626,375	638,941
Goodwill	300,597	300,597
Intangible assets, net	152,185	159,738
Other assets, net	13,789	16,124

Total assets	$1,465,440	$1,496,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,331	$89,465
Accrued expenses	34,594	39,732
Accrued payroll and related liabilities	24,606	28,183
Accrued taxes	29,396	29,352
Accrued commissions	18,168	17,005
Accrued capital expenditures	7,941	12,831
Accrued interest	6,211	13,321
Deferred revenue	61,307	61,155
Current portion of long-term debt and capital lease obligations	14,594	14,258

Total current liabilities	270,148	305,302
Long-term debt and capital lease obligations	915,545	916,575
Other long-term liabilities	78,787	76,216

Total liabilities	1,264,480	1,298,093

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at March 31, 2009 and December 31, 2008, 140,809,390 shares issued and outstanding at March 31, 2009; 140,936,868 shares issued and outstanding at December 31, 2008	1,408	1,409
Additional paid-in capital	765,455	761,113
Accumulated other comprehensive loss	(17,522)	(19,022)
Accumulated deficit	(548,381)	(545,073)

Total stockholders’ equity	200,960	198,427

Total liabilities and stockholders’ equity	$1,465,440	$1,496,520

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2009 and 2008

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Network services revenue	$317,076	$285,634
Carrier services revenue	68,749	58,043
Integrated solutions revenue	13,425	15,119

Total revenue	399,250	358,796
Cost of sales (exclusive of operating items shown separately below)	198,983	176,079
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	141,018	129,157
Sales and use tax settlement	(1,200)	—
Integration and separation costs	—	2,106
Depreciation and amortization	46,213	40,609

Income from operations	14,236	10,845
Other income, net	(435)	(558)
Interest expense	17,224	18,262

Loss before income taxes	(2,553)	(6,859)
Provision for (benefit from) income taxes	755	(3,909)

Net loss	(3,308)	(2,950)
Other comprehensive income (loss):
Change in fair value of hedge instruments, net of income taxes	1,500	(3,635)
Change in unrealized losses on marketable securities, net of income taxes	—	(40)

Comprehensive loss	$(1,808)	$(6,625)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	140,856,227	126,214,104

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,308)	$(2,950)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,213	40,609
Amortization of debt issuance costs	513	501
Amortization of debt discount	274	187
Stock-based compensation expense	4,762	6,026
Sales and use tax settlement	(1,200)	—
Gain on non-monetary transaction	(141)	—
Loss on disposal of property and equipment	8	—
Deferred income taxes	—	(3,909)
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(6,421)	2,666
Prepaid expenses and other current assets	(5,212)	(5,116)
Other assets	478	6,110
Accounts payable	(14,627)	(18,670)
Accrued expenses	(2,543)	(10,079)
Accrued payroll and related liabilities	(3,671)	(2,987)
Accrued taxes	44	(3,945)
Accrued commissions	1,163	1,091
Accrued interest	(7,110)	(7,505)
Deferred revenue	1,938	539

Net cash provided by operating activities	11,160	2,568

INVESTING ACTIVITIES:
Purchases of property and equipment	(29,985)	(21,360)
Acquisitions, net of cash received – McLeodUSA	(140)	(114,740)
Acquisitions, net of cash received – other acquisitions	(125)	(1,962)
Proceeds from sale of short-term investments	—	696
Proceeds from settlement of restricted cash	1,344	—
Proceeds from disposal of property and equipment	60	—
Software development costs	(296)	—

Net cash used in investing activities	(29,142)	(137,366)

FINANCING ACTIVITIES:
Repayments of long-term debt	(2,176)	(1,666)
Payment for debt issuance costs	—	(1,360)
Proceeds from long-term borrowings	—	94,400
Repurchase of common stock/stock options	(765)	—
Payment for registering securities	—	(73)
Proceeds from exercise of stock options, warrants, and purchase plans	438	1,269

Net cash (used in) provided by financing activities	(2,503)	92,570

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,485)	(42,228)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,528	112,601

CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,043	$70,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,879	$24,971

Cash paid for income taxes	$272	$230

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fair value of assets acquired in business acquisition	$—	$672,565

Liabilities assumed in business acquisition	$—	$151,317

Equity consideration issued in business acquisition	$—	$521,248

Accrued business acquisition costs	$526	$308

Equipment purchased under capital leases	$1,208	$—

Accrued property and equipment expenditures	$12,756	$6,672

Tenant incentive leasehold improvements	$895	$—

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

PAETEC Holding Corp. (“PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides integrated communications services, including local and long distance voice, data, and broadband Internet access services, primarily to business and institutional customers.

The accompanying historical condensed consolidated financial statements and notes reflect the financial results of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. On February 8, 2008, PAETEC Holding completed its combination by merger with McLeodUSA Incorporated (“McLeodUSA”), which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger. For the period beginning February 9, 2008, the accompanying historical condensed consolidated financial statements and notes include the financial results of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries.

References to the “Company” in these Notes to Condensed Consolidated Financial Statements are to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2008 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2009 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Communications networks	$725,352	$713,758
Computer hardware and purchased software	115,648	106,303
Equipment	37,643	37,237
Office equipment, furniture and fixtures	69,905	63,826
Construction-in-progress	18,202	20,361
Land and buildings	41,435	41,395

	1,008,185	982,880
Accumulated depreciation	(381,810)	(343,939)

Property and equipment, net	$626,375	$638,941

Construction-in-progress as of March 31, 2009 and December 31, 2008 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $38.3 million and $34.9 million for the three months ended March 31, 2009 and 2008, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was no change in goodwill during the three months ended March 31, 2009.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer-related	$205,603	$(60,261)	$145,342	10 years
Technology-based	1,953	(971)	982	5 years
Capitalized software development costs	4,647	(1,306)	3,341	5 years
Trade name	200	(80)	120	5 years

Total	212,403	(62,618)	149,785	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$214,803	$(62,618)	$152,185

	December 31, 2008			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer-related	$205,603	$(52,712)	$152,891	10 years
Technology-based	1,953	(899)	1,054	5 years
Capitalized software development costs	4,351	(1,090)	3,261	5 years
Trade name	200	(68)	132	5 years

Total	212,107	(54,769)	157,338	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$214,507	$(54,769)	$159,738

Intangible asset amortization expense for the three months ended March 31, 2009 and 2008 was $7.9 million and $5.4 million, respectively. The Company estimates that future aggregate amortization expense related to intangible assets as of March 31, 2009 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2009 (remaining nine months)	$23,141
2010	28,635
2011	25,267
2012	21,239
2013	15,656
Thereafter	35,847

Total	$149,785

Allocation of Cost of McLeod Acquisition

On February 8, 2008, the Company completed its acquisition by merger of McLeodUSA. The merger was accounted for as an acquisition of McLeodUSA by the Company using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $636.4 million and was preliminarily allocated to the assets acquired and liabilities assumed based of their fair values as of the closing date of the merger, with amounts exceeding the fair value being recorded as goodwill.

In the three months ended March 31, 2009, the Company finalized its purchase accounting allocations based upon the completion of the valuation of the acquired property and equipment and intangible assets. No adjustments to the fair values of the assets acquired and liabilities assumed were recorded in the three months ended March 31, 2009.

4.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Senior credit facilities	$628,200	$629,700
Unamortized discount on senior credit facilities	(4,320)	(4,594)
9.5% Senior Notes due 2015	300,000	300,000
Capital lease obligations and other debt	6,259	5,727

Total debt	930,139	930,833
Less: current portion	(14,594)	(14,258)

Long-term debt	$915,545	$916,575

Financial Covenant

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement for its senior credit facilities, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00. The Company was in compliance with this financial covenant as of March 31, 2009.

Excess Cash Flow Payment

In April 2009, the Company paid an additional $5.6 million principal amount of its credit facility term loans as a result of excess cash flows generated during the year ended December 31, 2008. This principal amount is reflected in the current portion of long-term debt in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s swap agreements qualify for cash flow hedge accounting. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of March 31, 2009 were as follows:

Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
(dollars in thousands)
$175,000	04/30/2009	Cash Flow Hedge	0.45%	5.00%
$125,000	06/30/2009	Cash Flow Hedge	0.45%	5.64%
$100,000	06/30/2009	Cash Flow Hedge	0.45%	5.63%
$400,000	06/30/2011	Cash Flow Hedge	0.45%	2.85%

Weighted-average variable rates are subject to change over time as the London interbank offered rate (“LIBOR”) fluctuates. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s interest rate exposure.

Neither the Company nor the counterparty is required to collateralize its obligations under the swap agreements. The Company is exposed to loss if the counterparty defaults. Management does not anticipate any non-performance by counterparties to the Company’s swap agreements, because all counterparties have investment grade credit ratings. Risk management strategies, such as interest rate swaps, are reviewed by the Company’s board of directors. The Company’s policy is to limit the maximum amount of positions that can be taken in any given instrument.

The fair value, on a gross basis, of the Company’s derivative financial instruments included in the accompanying consolidated balance sheet as of March 31, 2009 are presented as follows:

	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap agreements	Accrued expenses	$3,547
Interest rate swap agreements	Other long-term liabilities	13,975

Total Derivatives		$17,522

The amount of gain for the three months ended March 31, 2009 related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives (effective portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap agreements	$1,500	Not applicable	$—	$—

Total Derivatives	$1,500		$—	$—

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument. The discontinuation of hedge accounting would result in a reclassification into earnings any gains or losses that are currently being reported in accumulated other comprehensive loss. The Company does not expect to reclassify any amounts from accumulated other comprehensive loss into earnings within the next 12 months.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2008 because of uncertainties that exist relative to its ability to utilize the net deferred assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provision for income taxes for the three months ended March 31, 2009 was for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available.

FIN 48 requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of March 31, 2009 was $0.7 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of March 31, 2009, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2004.

6.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, and in accordance with its authorized stock repurchase program, PAETEC Holding repurchased, at fair market value and on the open market, a total of 623,200 shares of its common stock at a total cost of approximately $0.8 million. In connection with the repurchase, PAETEC Holding paid commissions totaling less than $0.1 million. The repurchased shares were retired and resume the status of authorized and unissued shares.

7.	SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

For the purchase period ended March 31, 2009, PAETEC Holding issued 335,362 shares of common stock pursuant to its Employee Stock Purchase Plan (“ESPP”) at a purchase price of approximately $1.30 per share, which represented 90% of the closing price of the common stock on March 31, 2009 as reported on the NASDAQ Global Select Market. Compensation expense attributable to the ESPP for the three months ended March 31, 2009 totaled less than $0.1 million. As of March 31, 2009, 3,123,805 shares of common stock remained available for issuance under the ESPP.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	12,859,100	$4.40
Granted	539,640	$1.25
Exercised	(2,882)	$1.42
Canceled	(463,292)	$3.50
Forfeited	(20,729)	$7.15

Outstanding at March 31, 2009	12,911,837	$4.30	6.5	$243

Exercisable at March 31, 2009	10,205,013	$4.09	4.8	$94

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock.

For options granted during the three months ended March 31, 2009 and 2008, the weighted average fair value of the stock options granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.83 and $4.85, respectively, using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected option life (in years)	6.0	6.0
Risk free interest rate	2.0% – 2.3%	2.7% – 3.4%
Expected volatility	73.8% – 75.0%	67.2% – 68.6%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $1.9 million for the three months ended March 31, 2009 and approximately $3.7 million for the three months ended March 31, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes stock option information as of March 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	3,517,462	$1.68	2,694,806	$1.81
$2.11 - $3.15	2,205,317	$2.38	1,856,646	$2.42
$3.16 - $7.35	4,800,208	$4.40	4,284,199	$4.42
$7.36 - $23.50	2,388,850	$9.72	1,369,362	$9.82

	12,911,837	$4.30	10,205,013	$4.09

As of March 31, 2009, there was approximately $5.9 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted-average period of approximately 1.7 years.

Stock Unit Activity

The following table summarizes stock unit activity for the three months ended March 31, 2009:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	11,158,561	$4.99
Granted	629,640	$0.87
Vested	(284,452)	$5.42
Forfeited	(537,164)	$3.91

Outstanding at March 31, 2009	10,966,585	$4.40

In connection with the vesting of stock units during the three months ended March 31, 2009, the Company withheld 69,975 shares of PAETEC Holding common stock to satisfy income tax withholding requirements.

Total compensation expense related to stock units granted was approximately $2.8 million for the three months ended March 31, 2009 and approximately $2.4 million for the three months ended March 31, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2009, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $19.1 million. The Company expects to recognize the expense over a weighted-average period of approximately 2.0 years.

Warrant Activity

The following table summarizes warrant activity for the three months ended March 31, 2009:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	2,034,180	$2.28
Granted	—	—
Exercised	—	—
Canceled	—	—
Forfeited	—	—

Outstanding at March 31, 2009	2,034,180	$2.28	1.2	$1

Exercisable at March 31, 2009	2,019,576	$2.27	1.2	$1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on March 31, 2009 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on March 31, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock.

Stock-based compensation expense related to the warrants totaled less than $0.1 million for the three months ended March 31, 2009 and 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes information relating to outstanding warrants as of March 31, 2009:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 - $2.78	1,741,242	$1.98	1,736,374	$1.98
$2.79 - $4.00	146,063	$3.38	136,327	3.35
$4.01 - $5.00	146,875	$4.70	146,875	4.70

	2,034,180	$2.28	2,019,576	$2.27

8.	LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three months ended March 31, 2009 and 2008, was as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2009	2008
Net loss	$(3,308)	$(2,950)

Weighted average common shares outstanding – basic and diluted	140,856,227	126,214,104

Net Loss per common share – basic and diluted	$(0.02)	$(0.02)

For the three months ended March 31, 2009 and 2008, the Company had outstanding options, warrants and restricted stock units for 25,912,602 and 29,120,538 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2009, the Company had entered into agreements with vendors to purchase approximately $15.6 million of equipment and services, of which the Company expects $14.4 million to be delivered and payable in the year ending December 31, 2009, $1.0 million in the year ending December 31, 2010, and $0.2 million in the year ending December 31, 2011.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of March 31, 2009, the Company’s minimum commitments under these agreements totaled $286.0 million, of which $82.6 million expire in the year ending December 31, 2009, $100.5 million expire in the year ending December 31, 2010, $98.8 million expire in the year ending December 31, 2011, $3.0 million expire in the year ending December 31, 2012, and the remaining $1.1 million expire in the year ending December 31, 2013. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Interconnection and Network Access Agreements

The Company is dependent on the use of incumbent local exchange carriers’ local and transport networks and access services to provide telecommunications services to its customers. Charges for leasing local and transport network components and purchasing special access services historically have made up a significant percentage of the Company’s overall cost of providing the services. These network components and services are purchased in each PAETEC market through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

Letters of Credit

The Company is party to letters of credit totaling $7.6 million as of March 31, 2009. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue with respect to the purchase of certain equipment from 1996 through 2005. These assessments, including estimated interest and penalties, total approximately $15.6 million. The Company believes that it has meritorious defenses against a significant portion of these assessments and intends to pursue vigorously its defenses during the appeal process. If the Company were to be unsuccessful in its defense against the assessments, it would likely face additional assessments estimated at $1.9 million, including estimated interest and penalties, relating to each of fiscal years 2006 through 2008.

10.	FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing SFAS No. 157 fair value hierarchy levels as of March 31, 2009 and December 31, 2008, respectively (in thousands):

	Fair Value Measurements as of March 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	—	$67,396	—

Liabilities
Interest rate swaps	—	$17,522	—

	Fair Value Measurements as of December 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	—	$122,368	—

Liabilities
Interest rate swaps	—	$19,022	—

The fair value of cash and cash equivalents presented in the table above are primarily composed of the Company’s investments in money market instruments with original maturities of three months or less. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments.

11.	INTEGRATION AND SEPARATION COSTS

In connection with the McLeodUSA merger, the Company recorded contract termination costs in the preliminary allocation of the purchase price in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the three months ended March 31, 2009, the Company paid $0.4 million of contract termination costs and expects to pay the balance of the recorded costs over the remaining contract periods through December 2009.

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through March 31, 2009 (in thousands):

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance March 31, 2009
Contract termination costs	$3,097	—	$444	$2,653

In the year ended December 31, 2008, the Company recorded integration costs in connection with the McLeodUSA merger, primarily related to employee separations, and additional separation costs associated with certain involuntary employee separations. During the three months ended March 31, 2009, the Company paid $3.9 million of severance costs associated with these integration and separation transactions and expects to pay the balance of the recorded costs through December 2012.

The following table summarizes the obligations recognized by the Company in connection with the integration and separation costs and related activity through March 31, 2009 (in thousands):

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance March 31, 2009
Severance costs	$8,701	—	$3,904	$4,797

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently assessing the effect of adopting FSP No. FAS 107-1 and APB 28-1 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year and in our subsequently filed SEC reports.

You should read the following management’s discussion and analysis in conjunction with our Annual Report on Form 10-K for our 2008 fiscal year and together with the condensed consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and its subsidiaries.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC had approximately 3,700 employees as of March 31, 2009. As of March 31, 2009, PAETEC Holding had in service 218,904 digital T1 transmission lines, which represented the equivalent of 5,253,696 access lines, for over 47,000 business customers in a service area encompassing 80 of the country’s top 100 metropolitan statistical areas. The digital T1 transmission lines reported by PAETEC since its acquisition of McLeodUSA have been adjusted to reflect consistent application of PAETEC’s reporting methodology. The adjustment has resulted in the inclusion of approximately an additional 48,000 digital T1 transmission lines, representing 1,152,000 access line equivalents, to those previously reported as of the McLeodUSA merger closing date of February 8, 2008. The additional digital T1 transmission lines represent high capacity transmission lines acquired through the McLeodUSA merger.

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

Interest Expense. Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities and senior notes, amortization of debt issuance costs, debt discounts, and interest due on PAETEC’s capital lease obligations and other debt.

Other Income, Net. Other income, net includes non-monetary gains on the sale of reciprocal indefeasible rights of use, or “IRUs,” investment income, and other financing income.

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

Stock-Based Compensation. PAETEC’s employees participate in a variety of equity incentive plans. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with Statement of Financial Accounting Standards, or “SFAS,” No. 123(R), Share Based Payment. PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Results of Operations

The following table presents selected operating data for the three months ended March 31, 2009 and March 31, 2008. The following comparison of PAETEC’s operating results for the three months ended March 31, 2009, which we refer to as our “2009 quarter,” to our operating results for the three months ended March 31, 2008, which we refer to as our “2008 quarter,” is materially affected by the acquisition of McLeodUSA on February 8, 2008. McLeodUSA’s operating results are included in PAETEC’s operating results beginning on February 9, 2008. Because of the significance of this transaction, PAETEC’s operating results for the 2009 and 2008 quarters are not directly comparable. PAETEC’s operating results for the 2009 and 2008 quarters were as follows (dollars in thousands):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008 (1)
	$	% of Revenue	$	% of Revenue
Revenue:
Network services revenue	$317,076	79%	$285,634	80%
Carrier services revenue	68,749	17%	58,043	16%
Integrated solutions revenue	13,425	3%	15,119	4%

Total revenue	399,250	100%	358,796	100%
Cost of sales (2)	198,983	50%	176,079	49%
Selling, general and administrative expenses (3)	141,018	35%	129,157	36%
Sales and use tax settlement	(1,200)	*	—	*
Integration and separation costs	—	*	2,106	1%
Depreciation and amortization	46,213	12%	40,609	11%

Income from operations	14,236	4%	10,845	3%
Other income, net	(435)	*	(558)	*
Interest expense	17,224	4%	18,262	5%

Loss before income taxes	(2,553)	(1%)	(6,859)	(2%)
Provision for (benefit from) income taxes	755	*	(3,909)	(1%)

Net loss	$(3,308)	(1%)	$(2,950)	(1%)

Adjusted EBITDA (4)	$63,922		$59,460

*	Less than one percent
(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Exclusive of operating items shown separately below.
(3)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(4)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, sales and use tax settlement, integration and separation costs, and gain on non-monetary transaction. Adjusted EBITDA is not a financial measurement prepared in accordance with United States generally accepted accounting principles, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for our 2008 fiscal year for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net loss	$(3,308)	$(2,950)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	46,213	40,609
Interest expense, net of interest income	16,841	17,578
Provision for (benefit from) income taxes	755	(3,909)

EBITDA	60,501	51,328
Stock-based compensation	4,762	6,026
Sales and use tax settlement	(1,200)	—
Integration and separation costs	—	2,106
Gain on non-monetary transaction	(141)	—

Adjusted EBITDA	$63,922	$59,460

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

Revenue. Total revenue increased $40.5 million, or 11.3%, to $399.3 million for the 2009 quarter from $358.8 million for the 2008 quarter, principally because of the inclusion of McLeodUSA’s results for the full 2009 quarter. Of total revenue for the 2009 quarter, revenue from network services, carrier services and integrated solutions accounted for 79.4%, 17.2% and 3.4%, respectively, compared to 79.6%, 16.2% and 4.2%, respectively, for the 2008 quarter.

Revenue from network services increased $31.4 million, or 11.0%, to $317.1 million for the 2009 quarter from $285.6 million for the 2008 quarter. For the 2009 quarter, revenue from monthly recurring fees and usage-based fees accounted for 71.8% and 27.3%, respectively, of revenue from network services, compared to 70.2% and 28.8%, respectively, of such revenue for the 2008 quarter. Revenue from core network services, accounted for 71.7% of total revenue for the 2009 quarter, compared to 70.7% for the 2008 quarter. Such revenue consists of revenue from retail enterprise customers to which PAETEC delivers integrated communications services on primarily T1 or larger access lines and excludes access fee revenue related to network services and revenue from basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network, or “POTS,” related to network services. Revenue from core network services increased $32.5 million, or 12.8%, to $286.3 million for the 2009 quarter from $253.7 million for the 2008 quarter. The increase in core network services revenue primarily resulted from the inclusion of McLeodUSA’s results for the full 2009 quarter, from an increase in the number of digital T1 transmission lines in service from 207,203 lines, as adjusted, as of March 31, 2008 to 218,904 lines as of March 31, 2009 and from increased revenue from multi-site virtual private network sales. Growth of the network services business was constrained by fewer than expected billable minutes of use, increased pricing pressure, and an increase in customer attrition rates, particularly in the non-strategic POTS portion of the business that was acquired as part of the McLeodUSA acquisition. PAETEC anticipates that these factors will adversely affect its rate of network services revenue growth for the remainder of 2009.

Revenue from carrier services increased $10.7 million, or 18.4%, to $68.7 million for the 2009 quarter from $58.0 million for the 2008 quarter. Revenue from core carrier services, which excludes access fee and POTS revenue related to carrier services, accounted for 12.3% of total revenue for the 2009 quarter, compared to 10.6% for the 2008 quarter. The increase in carrier services revenue primarily resulted from the inclusion of McLeodUSA’s results for the full 2009 quarter, an increase in the number of digital T1 transmission lines in service and growth of new integrated T-1 services and multi-site virtual private network sales. For the 2009 quarter, revenue from monthly recurring fees and usage-based fees accounted for 43.7% and 48.2%, respectively, of revenue from carrier services, compared to 40.1% and 54.0%, respectively, of such revenue for the 2008 quarter. The increase in monthly recurring fees as a percentage of total carrier services revenue was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 quarter, as monthly recurring fees historically have represented a higher percentage of total carrier services revenue of McLeodUSA’s business than of PAETEC’s business.

Access fee revenue and reciprocal compensation included in network services revenue and access fee revenue and reciprocal compensation included in carrier services revenue together accounted for 8.2% of total revenue for the 2009 quarter, compared to 8.6% for the 2008 quarter. Reciprocal compensation revenue included in network services revenue and reciprocal compensation revenue included in carrier services revenue together accounted for 1.4% of total revenue for the 2009 quarter, compared to 1.6% for the 2008 quarter. Access fee revenue as a percentage of network services usage-based fees increased to 18.4% for the 2009 quarter from 15.7% and for the 2008 quarter, while reciprocal compensation as a percentage of network services usage-based fees increased to 2.2% for the 2009 quarter from 1.4% for the 2008 quarter. Network access fee revenue grew primarily due to the inclusion of McLeodUSA’s results for the full 2009 quarter. Access fee revenue as a percentage of carrier services usage-based fees decreased to 34.1% for the 2009 quarter from 39.4% for the 2008 quarter. Reciprocal compensation as a percentage of carrier services usage-based fees decreased to 10.5% for the 2009 quarter from 14.1% for the 2008 quarter. The decrease in access fees and reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward Internet protocol-based services and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to continuing consolidation in the wireless communications industry.

Revenue from integrated solutions services decreased $1.7 million, or 11.2%, to $13.4 million for the 2009 quarter from $15.1 million for the 2008 quarter. The decrease in revenue generated by the integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, was partly attributable to general macroeconomic conditions.

Cost of Sales. Cost of sales increased to $199.0 million for the 2009 quarter from $176.1 million for the 2008 quarter, in part because of the inclusion of McLeodUSA’s results for the full 2009 quarter.

Leased transport charges increased to $151.8 million, or 76.3% of cost of sales, for the 2009 quarter from $130.8 million, or 74.3% of cost of sales, for the 2008 quarter. The increase as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 quarter.

Usage costs for local and long distance calls increased to $38.4 million, or 19.3% of cost of sales, for the 2009 quarter from $34.3 million, or 19.5% of cost of sales, for the 2008 quarter. The increase was partially offset by a decrease in the average usage rates PAETEC is charged by network providers.

Cost of sales as a percentage of total revenue increased slightly from 49.1% for the 2008 quarter to 49.8% for the 2009 quarter. The increase was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 quarter. Cost of sales as a percentage of revenue historically has been higher for acquired companies than for PAETEC. The increase in cost of sales also reflected the costs associated with an increase in equipment sales, an upgrade in PAETEC’s Southeast data network, and an increase in lower margin wholesale traffic.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $141.0 million for the 2009 quarter from $129.2 million for the 2008 quarter. Salaries, wages and benefits increased by $4.1 million, primarily due to the inclusion of McLeodUSA’s results for the full 2009 quarter, the effect of which was partially offset by a decrease in the number of employees from approximately 3,900 at March 31, 2008 to approximately 3,700 at March 31, 2009. An increase in facilities expense resulting from support of the broader network infrastructure after the McLeodUSA acquisition also contributed to the total increase in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total revenue decreased to 35.3% for the 2009 quarter from 36.0% for the 2008 quarter.

Depreciation and Amortization. Depreciation and amortization expense increased to $46.2 million for the 2009 quarter from $40.6 million for the 2008 quarter. The increase was primarily attributable to increased depreciation expense as a result of property and equipment obtained in the acquisition of McLeodUSA and in connection with PAETEC’s network deployment and maintenance. The increase was also partly due to an increase in amortization expense as a result of intangible assets acquired in the McLeodUSA and Allworx acquisitions. The increase in depreciation and amortization expense was offset in part as PAETEC ceased to record depreciation on some of its older equipment that had reached the end of its useful life.

Interest Expense. PAETEC’s average outstanding debt balances increased to $935.7 million for the 2009 quarter from $864.7 million for the 2008 quarter, as a result of the $50.0 million principal amount of loans PAETEC obtained in October 2008 under its revolving credit facility. Interest expense decreased to $17.2 million for the 2009 quarter from $18.3 million for the 2008 quarter, as the effect of higher debt levels was more than offset by a decline in the average annual borrowing rates under PAETEC’s senior credit facility agreement and its senior notes to 7.2% as of March 31, 2009 from 8.7% as of March 31, 2008.

Income Taxes. PAETEC accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as clarified by adopted Financial Accounting Standards Board, or “FASB,” Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109, or “FIN 48.” SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. PAETEC has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2008 because of uncertainties that exist relative to its ability to utilize the net deferred assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. PAETEC intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provision for income taxes for the 2009 quarter are for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available.

FIN 48 requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of March 31, 2009 was $0.7 million, the majority of which, if recognized, would affect the effective tax rate.

PAETEC recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of March 31, 2009, PAETEC had less than $0.1 million of accrued interest related to unrecognized tax benefits.

PAETEC files U.S. federal income tax returns and income tax returns in various state jurisdictions. PAETEC is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2004.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, borrowings under credit facilities and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the three months ended March 31, 2009 and 2008, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$11,160	$2,568
Net cash used in investing activities	$(29,142)	$(137,366)
Net cash (used in) provided by financing activities	$(2,503)	$92,570

The $8.6 million increase in cash flows from operating activities for the 2009 quarter over the 2008 quarter was primarily attributable to a $6.7 million increase in net income adjusted for non-cash items and a $1.9 million increase in working capital.

PAETEC’s investing activities during the 2009 quarter related primarily to the purchase and installation of property and equipment, while its investing activities during the 2008 quarter related primarily to the McLeodUSA acquisition. PAETEC also made expenditures related to the purchase and installation of property and equipment during the 2008 quarter.

Net cash used in financing activities of $2.5 million for the 2009 quarter was primarily related to repayments on long-term debt and expenditures under PAETEC’s stock repurchase program. Net cash provided by financing activities of $92.6 million for the 2008 quarter was primarily related to the $100 million of borrowings under PAETEC’s new incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

During the 2009 quarter, there were no material changes in PAETEC’s contractual obligations as set forth in PAETEC’s Annual Report on Form 10-K for its 2008 fiscal year.

Indebtedness. At March 31, 2009, PAETEC had approximately $930.1 million of total indebtedness, net of unamortized discount of $4.3 million, which had an overall weighted average annual interest rate of 7.3%, including debt discount and excluding deferred financing costs. Of this total indebtedness, an aggregate principal amount of $578.2 million was outstanding under the company’s senior secured credit facility term loans, an aggregate principal amount of $50.0 million was outstanding under the company’s revolving credit facility, and an aggregate principal amount of $300.0 million was outstanding under the company’s 9.5% Senior Notes due 2015.

In April 2009, PAETEC paid an additional $5.6 million of principal on its credit facility term loans as a result of excess cash flows generated during its 2008 fiscal year as calculated under the terms of its credit agreement.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date may not exceed 5.00:1.00. PAETEC was in compliance with this financial covenant as of March 31, 2009.

See Note 4 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s indebtedness.

Stock Repurchase Program. In 2008, PAETEC’s board of directors authorized the repurchase of up to $30.0 million of PAETEC’s outstanding common stock through August 2009, subject to conditions. Under the repurchase program, PAETEC may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC to repurchase any specific number of shares, and may be modified or discontinued at any time. The board of directors has fixed the size of the program at the maximum amount currently permitted under PAETEC’s debt agreements for the period indicated assuming future compliance with applicable covenants.

During the 2009 quarter, PAETEC repurchased, at fair market value and on the open market, a total of 623,200 shares at a total cost of approximately $0.8 million. In connection with the repurchase, PAETEC paid commissions totaling less than $0.1 million. All repurchased shares will be retired and resume the status of authorized and unissued shares. As of March 31, 2009, PAETEC had $16.2 million authorized remaining availability under the stock repurchase program.

Capital and Cash Requirements. PAETEC expects that, to maintain and enhance its network and services and to generate planned revenue growth, it will continue to require significant capital expenditures. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $30.0 million in the 2009 quarter. PAETEC expects to fund all of its 2009 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of March 31, 2009, PAETEC had entered into agreements with vendors to purchase approximately $15.6 million of equipment and services, of which PAETEC expects $14.4 million to be delivered and payable in 2009, $1.0 million in 2010, and $0.2 million in 2011.

PAETEC believes that cash on hand and cash flow from operations will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for its 2008 fiscal year. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC successfully completes any acquisitions of other businesses or if it seeks to accelerate the expansion of its business, it may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. In addition, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its senior secured credit facility or additional senior notes having substantially the same terms as, or different terms from, PAETEC’s existing senior notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

Critical Accounting Policies

PAETEC’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the SEC. Preparing consolidated financial statements requires PAETEC to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of PAETEC’s accounting policies. PAETEC’s significant accounting policies are described in the note captioned “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in PAETEC’s Form 10-K for its 2008 fiscal year, and a discussion of PAETEC’s critical accounting estimates is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position, or “FSP,” No. FAS 107-1 and Accounting Principles Board, or “APB,” 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. PAETEC is currently assessing the effect of adopting FSP No. FAS 107-1 and APB 28-1 on its financial statements.

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

PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of March 31, 2009, $628.2 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2009 at a rate of 5.64% on $125.0 million of floating-rate debt, through June 30, 2009 at a rate of 5.63% on $100.0 million of floating-rate debt, and through April 30, 2009 at a rate of 5.00% on $175.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $400.0 million of variable-rate debt subject to an interest rate swap contract as of March 31, 2009 would result in a fluctuation of approximately $4.0 million in the Company’s annual interest expense in the absence of the interest rate swap contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2009. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

PAETEC is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Legal Proceedings” in Part I and under the caption “Litigation” in Note 13 to the consolidated financial statements included in that report. For updated information about some of these proceedings, see Note 9 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in Note 9 under the caption “Litigation,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of common stock during the quarter ended March 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in thousands)
Jan. 1, 2009 – Jan. 31, 2009	—	$—	—	$17,007
Feb. 1, 2009 – Feb. 29, 2009	—	—	—	17,007
Mar. 1, 2009 – Mar. 31, 2009	623,200	1.23	623,200	16,242

Quarter ended March 31, 2009	623,200	$1.23	623,200	$16,242

(1)	Represents shares of common stock purchased by PAETEC in open market transactions pursuant to the company’s stock repurchase program, which provides for the repurchase from time to time of up to $30 million of PAETEC’s common stock, at the company’s discretion, and subject to conditions, through August 2009.
(2)	The dollar values listed in this column include commissions paid to brokers to execute the transactions.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
*10.1	Form of Incentive Stock Option Agreement under the PAETEC Holding Corp. 2007 Omnibus Incentive Plan for certain officers.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated: May 8, 2009	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*10.1	Form of Incentive Stock Option Agreement under the PAETEC Holding Corp. 2007 Omnibus Incentive Plan for certain officers.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.