Form 10-Q
period 2009-06-30
PAETEC Holding Corp.
filed 2009-08-07
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock outstanding on August 3, 2009 was 144,967,884.

PART I

FINANCIAL INFORMATION

Item I.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$139,703	$164,528
Accounts receivable, net of allowance for doubtful accounts of $14,117 and $12,241, respectively	206,607	202,843
Prepaid expenses and other current assets	18,943	13,749

Total current assets	365,253	381,120
Property and equipment, net	619,288	638,941
Goodwill	300,597	300,597
Intangible assets, net	149,697	159,738
Other assets, net	19,070	16,124

Total assets	$1,453,905	$1,496,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,311	$89,465
Accrued expenses	29,018	39,732
Accrued payroll and related liabilities	29,252	28,183
Accrued taxes	32,329	29,352
Accrued commissions	18,253	17,005
Accrued capital expenditures	8,182	12,831
Accrued interest	13,433	13,321
Deferred revenue	63,092	61,155
Current portion of long-term debt and capital lease obligations	5,966	14,258

Total current liabilities	252,836	305,302
Long-term debt and capital lease obligations	930,921	916,575
Other long-term liabilities	76,073	76,216

Total liabilities	1,259,830	1,298,093

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at June 30, 2009 and December 31, 2008, 145,267,884 shares issued and outstanding at June 30, 2009; 140,936,868 shares issued and outstanding at December 31, 2008	1,453	1,409
Additional paid-in capital	765,326	761,113
Accumulated other comprehensive loss	(7,838)	(19,022)
Accumulated deficit	(564,866)	(545,073)

Total stockholders’ equity	194,075	198,427

Total liabilities and stockholders’ equity	$1,453,905	$1,496,520

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Six Months Ended June 30, 2009 and 2008

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Network services revenue	$312,946	$317,551	$630,022	$603,185
Carrier services revenue	66,781	71,580	135,530	129,623
Integrated solutions revenue	15,434	16,141	28,859	31,260

Total revenue	395,161	405,272	794,411	764,068
Cost of sales (exclusive of operating items shown separately below)	196,859	202,012	395,842	378,091
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	140,559	149,477	281,577	278,634
Sales and use tax settlement	—	—	(1,200)	—
Integration and separation costs	—	1,319	—	3,425
Depreciation and amortization	46,159	51,577	92,372	92,186

Income from operations	11,584	887	25,820	11,732
Debt extinguishment and related costs	10,348	—	10,348	—
Other (income) expense, net	(337)	34	(772)	(524)
Interest expense	17,300	18,278	34,524	36,540

Loss before income taxes	(15,727)	(17,425)	(18,280)	(24,284)
Provision for (benefit from) income taxes	758	(2,701)	1,513	(6,610)

Net loss	(16,485)	(14,724)	(19,793)	(17,674)
Other comprehensive income (loss):
Change in fair value of hedge instruments, net of income taxes	5,152	3,593	6,652	(42)
Change in unrealized losses on marketable securities, net of income taxes	—	(73)	—	(113)

Comprehensive loss	$(11,333)	$(11,204)	$(13,141)	$(17,829)

Basic and diluted net loss per common share	$(0.12)	$(0.10)	$(0.14)	$(0.13)

Basic and diluted weighted average common shares outstanding	141,614,010	145,058,278	141,234,411	135,634,162

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(19,793)	$(17,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,372	92,186
Amortization of debt issuance costs	1,026	1,034
Amortization of debt discount	548	459
Stock-based compensation expense	10,561	12,713
Sales and use tax settlement	(1,200)	—
Gain on non-monetary transaction	(224)	—
Loss on disposal of property and equipment	31	48
Deferred income taxes	—	(6,310)
Debt extinguishment and related costs	5,817	—
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(3,553)	(9,484)
Prepaid expenses and other current assets	(5,194)	(1,140)
Other assets	(541)	6,045
Accounts payable	(34,283)	(19,129)
Accrued expenses	(8,216)	(12,982)
Accrued payroll and related liabilities	1,067	(734)
Accrued taxes	2,977	(1,678)
Accrued commissions	1,248	2,610
Accrued interest	112	(365)
Deferred revenue	6,575	1,092

Net cash provided by operating activities	49,330	46,691

INVESTING ACTIVITIES:
Purchases of property and equipment	(57,177)	(56,081)
Acquisitions, net of cash received – McLeodUSA	(174)	(115,284)
Acquisitions, net of cash received – other acquisitions	(125)	(1,974)
Proceeds from sale of short-term investments	—	3,017
Proceeds from settlement of restricted cash	1,344	—
Proceeds from disposal of property and equipment	150	1,718
Software development costs	(702)	(414)

Net cash used in investing activities	(56,684)	(169,018)

FINANCING ACTIVITIES:
Repayments of long-term debt	(339,584)	(13,543)
Payment for debt issuance costs	(9,507)	(1,395)
Proceeds from long-term borrowings	337,921	94,400
Repurchase of common stock/stock options	(765)	—
Payment for registering securities	(35)	(236)
Proceeds from exercise of stock options, warrants, and purchase plans	1,047	14,488
Payment for tax withholding on vested stock units	(6,548)	—

Net cash (used in) provided by financing activities	(17,471)	93,714

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,825)	(28,613)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,528	112,601

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,703	$83,988

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$33,236	$35,477

Cash paid for income taxes	$1,688	$1,393

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Fair value of assets acquired in business acquisition	$—	$670,107

Liabilities assumed in business acquisition	$—	$148,859

Equity consideration issued in business acquisition	$—	$521,248

Accrued business acquisition costs	$368	$312

Equipment purchased under capital leases	$4,834	$5,787

Accrued property and equipment expenditures	$12,633	$7,562

Tenant incentive leasehold improvements	$1,134	$994

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2009 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Communications networks	$752,861	$713,758
Computer hardware and purchased software	121,266	106,303
Equipment	38,514	37,237
Office equipment, furniture and fixtures	71,838	63,826
Construction-in-progress	12,254	20,361
Land and buildings	41,605	41,395

	1,038,338	982,880
Accumulated depreciation	(419,050)	(343,939)

Property and equipment, net	$619,288	$638,941

Construction-in-progress as of June 30, 2009 and December 31, 2008 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $76.3 million and $80.3 million for the six months ended June 30, 2009 and 2008, respectively. Depreciation expense totaled $38.0 million and $45.4 million for the three months ended June 30, 2009 and 2008, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was no change in goodwill during the six months ended June 30, 2009.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009			Weighted-
	(in thousands)			Average
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
Amortized intangible assets:
Customer-related	$205,603	$(67,810)	$137,793	10 years
Technology-based	1,953	(1,043)	910	5 years
Capitalized software development costs	5,053	(1,557)	3,496	5 years
Technology license	5,164	(172)	4,992	5 years
Trade name	200	(94)	106	5 years

Total	217,973	(70,676)	147,297	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$220,373	$(70,676)	$149,697

	December 31, 2008			Weighted-
	(in thousands)			Average
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
Amortized intangible assets:
Customer-related	$205,603	$(52,712)	$152,891	10 years
Technology-based	1,953	(899)	1,054	5 years
Capitalized software development costs	4,351	(1,090)	3,261	5 years
Trade name	200	(68)	132	5 years

Total	212,107	(54,769)	157,338	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$214,507	$(54,769)	$159,738

Intangible asset amortization expense for the six months ended June 30, 2009 and 2008 was $15.9 million and $11.1 million, respectively. Intangible asset amortization expense for the three months ended June 30, 2009 and 2008 was $8.0 million and $5.7 million, respectively. The Company estimates that future aggregate amortization expense related to intangible assets as of June 30, 2009 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2009 (remaining six months)	$15,807
2010	29,787
2011	26,419
2012	22,372
2013	16,721
Thereafter	36,191

Total	$147,297

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

In the three months ended March 31, 2009, the Company finalized its purchase accounting allocations based upon the completion of the valuation of the acquired property and equipment and intangible assets. No adjustments to the fair values of the assets acquired and liabilities assumed estimated as of December 31, 2008 were required.

4.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Senior secured credit facilities	$291,488	$629,700
Unamortized discount on senior credit facilities	(1,711)	(4,594)
8 7/8% Senior Secured Notes due 2017	350,000	—
Unamortized discount on 8 7/8% Senior Secured Notes due 2017	(12,079)	—
9.5% Senior Notes due 2015	300,000	300,000
Capital lease obligations and other debt	9,189	5,727

Total debt	936,887	930,833
Less: current portion	(5,966)	(14,258)

Long-term debt	$930,921	$916,575

Senior Secured Notes Offering

On June 29, 2009, the Company entered into an Indenture, dated as of June 29, 2009 (the “Indenture”), by and among the Company, the subsidiary guarantors named therein, and The Bank of New York Mellon, as trustee (the “Trustee”), pursuant to which the Company issued $350 million in aggregate principal amount of its 8 7/8% Senior Secured Notes due 2017 (the “Notes”).

The Company sold the Notes at an offering price of 96.549% of the principal amount of the Notes in an offering exempt from the registration requirements of the Securities Act of 1933. The closing of the sale took place on June 29, 2009. The Company applied the proceeds of the offering, together with cash on hand, to repay approximately $330.5 million principal amount of outstanding term loans under the Company’s existing senior secured credit facilities and to pay related fees and expenses. Immediately following the application of the offering proceeds, term loans in an aggregate principal amount of approximately $242.1 million remained outstanding under the senior secured credit facilities, and revolving loans in an aggregate principal amount of $50 million were outstanding under the Company’s $50 million revolving credit facility.

The Notes accrue interest at a rate of 8.875% per year from June 29, 2009. Interest is payable semi-annually in cash in arrears on June 30 and December 31 of each year, commencing on December 31, 2009. The Notes will mature on June 30, 2017.

The Company may redeem some or all of the Notes, at any time before June 30, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the Notes, at any time on or after June 30, 2013, at specified redemption prices declining from 104.438% to 100% of their principal amount. In addition, before June 30, 2012, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.875% of their principal amount with the net cash proceeds of certain equity offerings. If the Company undergoes certain kinds of changes of control, or sells certain of its assets and does not either (1) apply the net sale proceeds to repay indebtedness under the Company’s senior secured credit facilities, the Notes or other indebtedness secured on a first-priority basis or (2) reinvest the net sale proceeds in its business, the Company may be required to offer to purchase Notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of a sale of assets. Accrued and unpaid interest on the Notes would also be payable in each of the foregoing events of redemption or purchase.

The Notes are PAETEC Holding’s general senior obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness, including amounts outstanding from time to time under PAETEC Holding’s existing senior secured credit facilities and PAETEC Holding’s outstanding 9.5% Senior Notes due 2015. The Notes are secured on a first-priority basis, equally and ratably with the Company’s senior secured credit facilities and any future pari passu secured obligations, subject to permitted liens, by substantially all of the Company’s assets. Further, the Notes are guaranteed on a senior secured basis by PAETEC Holding’s subsidiaries. The guarantee of the Notes rank equally in right of payment with the guarantees of the Company’s existing senior secured credit facilities and its outstanding 9.5% Senior Notes due 2015 and are effectively senior to the guarantors’ existing and future senior unsecured indebtedness to the extent of the collateral securing the guarantees. PAETEC Holding has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no material restrictions on the ability of consolidated subsidiaries to transfer funds to the PAETEC Holding in the form of cash dividends, loans or advances. PAETEC Holding’s assets are composed solely of investments it has made in its consolidated subsidiaries and its operations are composed solely of changes in its investment in subsidiaries and interest associated with the senior indebtedness. Based on these facts, PAETEC Holding is not required to provide condensed consolidating financial information for the subsidiary guarantors.

The Indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

In connection with the closing of the sale of Notes, the Company entered into a Registration Rights Agreement, dated as of June 29, 2009, pursuant to which the Company has agreed to use commercially reasonable efforts to file a registration statement with the SEC to exchange the Notes for a new issue of substantially identical debt securities in an exchange registered under the Securities Act of 1933 or, if required, to file a shelf registration statement to cover resales of the Notes under certain circumstances. If (1) the Company fails either to (a) cause the exchange offer registration statement to be declared effective or to consummate the exchange offer within the period specified in the Indenture or (b) if required, cause any shelf registration statement with respect to resales of the Notes to be declared effective within the period specified in the Indenture or (2) the exchange offer registration statement or any shelf registration statement is declared effective but thereafter ceases to be effective or usable, subject to specified exceptions, in connection with exchanges or resales of the Notes, the Company will be required to pay additional interest to the holders of the Notes under certain circumstances. The maximum amount of additional interest payable in any such event may not exceed 1.0% per annum of the principal amount of the Notes.

In connection with the Company’s entry into the Indenture as described above in this Note 4, the Company recognized $10.3 million of debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive loss. This amount represents the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment, from the proceeds of the offering of the Notes and cash on hand, of approximately $330.5 million of outstanding term loans under the Company’s existing senior secured credit facilities and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million.

Amendment to Credit Facilities Agreement

Effective on June 1, 2009, the Company entered into a Second Amendment and Waiver to its Credit Agreement (the “Amendment”) with its lenders which amends the Credit Agreement, dated as of February 28, 2007 and amended as of June 27, 2007, pursuant to which the Company has obtained its senior secured term loan and revolving credit facilities. The Amendment grants the Company the right, at its option and subject to specified conditions, voluntarily to prepay term loans outstanding under its term loan facilities at any time and from time to time during a period beginning on the effective date of the Amendment and ending 18 months after such effective date. The total cash payments to be made by the Company in connection with such voluntary prepayments may not exceed $100 million, excluding amounts applied to the payment of accrued and unpaid interest and fees. The Company must make any such voluntary prepayments in accordance with specified procedures at a discount to the par value of the principal amount of the prepaid term loans. To make voluntary prepayments under the Amendment, the Company must satisfy specified liquidity requirements, maintain minimum specified corporate or corporate family ratings by designated rating agencies, and satisfy other conditions contained in the Amendment.

The Amendment also modifies some of the restrictive covenants in the Credit Agreement primarily to permit the Company to issue senior secured notes and to allow the Company and its subsidiaries to incur indebtedness and related obligations under such notes if specified conditions are satisfied. The Company issued the Notes described above in this Note 4 pursuant to the authorization provided under the Amendment.

Financial Covenant

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement for its senior credit facilities, the Company’s ratio of consolidated debt (defined for purposes of the credit agreement as total consolidated debt less cash and cash equivalents in excess of $20.0 million) to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00: 1.00. The Company was in compliance with this financial covenant as of June 30, 2009.

Excess Cash Flow Payment

In April 2009, the Company paid an additional $5.6 million principal amount of its credit facility term loans as a result of excess cash flows generated during the year ended December 31, 2008, as calculated under the terms of the credit agreement.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of June 30, 2009 except for debt. As of June 30, 2009, the $291.5 million principal amount of borrowings outstanding under the Company’s senior credit facilities had an estimated fair market value of approximately $277.6 million, the $300.0 million principal amount of the Company’s 9.5% Senior Notes due 2015 had an estimated fair market value of approximately $260.3 million, and the $350.0 million principal amount of the Company’s 8 7/8% Senior Secured Notes due 2017 had an estimated fair market value of approximately $329.0 million. The estimated market values as of June 30, 2009 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on volume traded by any given security firm and other factors.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s swap agreements qualify for cash flow hedge accounting. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of June 30, 2009 were as follows:

Notional Amount	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
		(dollars in thousands)
$265,000	06/30/2011	Cash Flow Hedge	0.42%	2.85%

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

The fair value, on a gross basis, of the Company’s derivative financial instruments included in the accompanying consolidated balance sheet as of June 30, 2009 is presented as follows:

	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap agreements	Other long-term liabilities	7,838

Total Derivatives		$7,838

The activity for the three months ended June 30, 2009 related to the Company’s derivative financial instruments designated as hedging instruments is presented as follows:

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (effective portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (effective portion)
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap agreements	$5,152	Not applicable	$—

Total Derivatives	$5,152		$—

The activity for the six months ended June 30, 2009 related to the Company’s derivative financial instruments designated as hedging instruments is presented as follows:

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives (effective portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap agreements	$6,652	Not applicable	$—	$—

Total Derivatives	$6,652		$—	$—

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument. The discontinuation of hedge accounting would result in a reclassification into earnings of any gains or losses that are currently being reported in accumulated other comprehensive loss. The Company does not expect to reclassify any amounts from accumulated other comprehensive loss into earnings within the next 12 months. During the three months ended June 30, 2009, the Company reduced the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million in connection with its debt refinancing transaction in June 2009 as described above in this Note 4. As a result, the Company reclassified $4.5 million out of accumulated other comprehensive income into debt extinguishment and related costs in the accompanying condensed consolidated statements of operations.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance for its net deferred tax assets because of uncertainties that exist relative to its ability to utilize the net deferred assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provisions for income taxes for the three and six months ended June 30, 2009 were for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. FIN 48 requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of June 30, 2009 was $0.7 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of June 30, 2009, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2004.

6.	STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2009, PAETEC Holding did not repurchase shares of its common stock under its authorized stock repurchase program. For the six months ended June 30, 2009, PAETEC Holding has repurchased, at fair market value and on the open market, a total of 623,200 shares of its common stock at a total cost of approximately $0.8 million. In connection with the repurchase, PAETEC Holding paid commissions totaling less than $0.1 million. The repurchased shares were retired and resume the status of authorized and unissued shares.

7.	SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

For the three-month purchase period ended June 30, 2009, PAETEC Holding issued 157,051 shares of common stock pursuant to its Employee Stock Purchase Plan (“ESPP”) at a purchase price of approximately $2.43 per share, which represented 90% of the closing price of the common stock on June 30, 2009, as reported on the NASDAQ Global Select Market. Compensation expense attributable to the ESPP for the three and six months ended June 30, 2009, totaled less than $0.1million. As of June 30, 2009, 2,966,753 shares of common stock remained available for issuance under the ESPP.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	12,859,100	$4.40
Granted	744,540	$1.40
Exercised	(116,293)	$1.98
Canceled	(541,298)	$3.51
Forfeited	(46,037)	$6.04

Outstanding at June 30, 2009	12,900,012	$4.28	6.2	$4,536

Exercisable at June 30, 2009	10,258,683	$4.11	4.6	$3,100

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock.

For options granted during the six months ended June 30, 2009 and 2008, the weighted average fair value of the stock options granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $.93 and $4.76, respectively, using the following assumptions:

	Six Months Ended June 30,
	2009	2008
Expected option life (in years)	6.0	5.0–6.0
Risk free interest rate	2.0% – 2.9%	2.7% – 3.6%
Expected volatility	73.8% – 75.8%	56.6% – 68.6%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $2.7 million for the six months ended June 30, 2009 and approximately $7.6 million for the six months ended June 30, 2008. Total compensation expense related to stock options granted was approximately $0.8 million for the three months ended June 30, 2009 and approximately $3.9 million for the three months ended June 30, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes stock option information as of June 30, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	3,605,086	$1.68	2,636,423	$1.82
$2.11 - $3.15	2,136,185	$2.37	1,914,037	$2.38
$3.16 - $7.35	4,784,017	$4.40	4,314,947	$4.43
$7.36 - $23.50	2,374,724	$9.72	1,393,276	$9.82

	12,900,012	$4.28	10,258,683	$4.11

As of June 30, 2009, there was approximately $5.2 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted-average period of approximately 1.6 years.

Stock Unit Activity

The following table summarizes stock unit activity for the six months ended June 30, 2009:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	11,158,561	$4.99
Granted	736,590	$1.14
Vested	(6,448,940)	$2.62
Forfeited	(549,071)	$4.00

Outstanding at June 30, 2009	4,897,140	$5.59

In connection with the vesting of stock units during the six months ended June 30, 2009, the Company withheld 2,094,049 shares of PAETEC Holding common stock, having a total value of approximately $6.6 million, to satisfy income tax withholding requirements.

Total compensation expense related to stock units granted was approximately $7.8 million for the six months ended June 30, 2009 and approximately $5.1 million for the six months ended June 30, 2008. Total compensation expense related to stock units granted was approximately $4.9 million for the three months ended June 30, 2009 and approximately $2.7 million for the three months ended June 30, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2009, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $16.8 million. The Company expects to recognize the expense over a weighted-average period of approximately 2.0 years.

Warrant Activity

The following table summarizes warrant activity for the six months ended June 30, 2009:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	2,034,180	$2.28
Granted	—
Exercised	—
Canceled	—
Forfeited	(6,490)	$3.08

Outstanding at June 30, 2009	2,027,690	$2.28	1.0	$1,250

Exercisable at June 30, 2009	2,020,387	$2.27	1.0	$1,249

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on June 30, 2009 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on June 30, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock.

Stock-based compensation expense related to the warrants totaled less than $0.1 million for the three and six months ended June 30, 2009 and 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes information relating to outstanding warrants as of June 30, 2009:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 - $2.78	1,737,996	$1.98	1,737,185	$1.98
$2.79 - $4.00	142,819	$3.38	136,327	3.35
$4.01 - $5.00	146,875	$4.70	146,875	4.70

	2,027,690	$2.28	2,020,387	$2.27

8.	LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three and six months ended June 30, 2009 and 2008, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2009	2008	2009	2008
Net loss	$(16,485)	$(14,724)	$(19,793)	$(17,674)

Weighted average common shares outstanding – basic and diluted	141,614,010	145,058,278	141,234,411	135,634,162

Net Loss per common share – basic and diluted	$(0.12)	$(0.10)	$(0.14)	$(0.13)

For the three and six months ended June 30, 2009 and 2008, the Company had outstanding options, warrants and restricted stock units for 19,824,842 and 26,788,043 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2009, the Company had entered into agreements with vendors to purchase approximately $20.4 million of equipment and services, of which the Company expects $18.4 million to be delivered and payable in the year ending December 31, 2009, $1.3 million in the year ending December 31, 2010, $0.6 million in the year ending December 31, 2011 and $0.1 million in the year ending December 31, 2012.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of June 30, 2009, the Company’s minimum commitments under these agreements totaled $314.4 million, of which $60.9 million expire in the year ending December 31, 2009, $112.2 million expire in the year ending December 31, 2010, $110.5 million expire in the year ending December 31, 2011, $14.7 million expire in the year ending December 31, 2012, and the remaining $16.1 million expire in the year ending December 31, 2013. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

These network components and services are purchased in each of the Company’s markets through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

Letters of Credit

The Company is party to letters of credit totaling $7.7 million as of June 30, 2009. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue (“IDOR”) with respect to the purchase of certain equipment from 1996 through 2005. These assessments, including estimated interest and penalties, originally amounted to approximately $16.5 million. In April 2009, the Company settled a portion of these disputes with the IDOR. The Company’s commitments under the settlement did not have a material impact on the Company’s consolidated financial statements. As of June 30, 2009, the protested assessments levied by the IDOR still in dispute, including interest and penalties, amount to approximately $10.6 million. The Company believes that it has meritorious defenses against a significant portion of these assessments and intends to pursue vigorously its defenses during the appeal process. If the Company were to be unsuccessful in its defense against the assessments, it may face additional assessments for the fiscal years 2006 through 2008. These additional assessments, including estimated interest and penalties, are estimated at $1.9 million.

On January 24, 2008, Sprint Communications Company L.P. (“Sprint”) filed a patent infringement action in the U.S. District Court for the District of Kansas (the “Sprint Lawsuit”) against PAETEC Holding and two of its subsidiaries, including one operating subsidiary, PaeTec Communications, Inc. (“PAETEC Communications”). Sprint alleged that PAETEC Communications infringed patents which Sprint characterized as constituting part of Sprint’s Voice over Packet patent portfolio. In May 2009, the Company entered into a confidential agreement with Sprint which included the dismissal of the Sprint Lawsuit, a release of Sprint’s claims against the Company, and a technology license of Sprint patents covering certain of the Company’s activities. The Company’s commitments under the agreement did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing SFAS No. 157 fair value hierarchy levels as of June 30, 2009 and December 31, 2008, respectively (in thousands):

	Fair Value Measurements as of June 30, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	—	$52,510	—

Liabilities
Interest rate swaps	—	$7,838	—

	Fair Value Measurements as of December 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	—	$122,368	—

Liabilities
Interest rate swaps	—	$19,022	—

The fair value of cash and cash equivalents presented in the table above are primarily composed of the Company’s investments in money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments.

11.	INTEGRATION AND SEPARATION COSTS

In connection with the McLeodUSA merger, the Company recorded contract termination costs in the preliminary allocation of the purchase price in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the three and six months ended June 30, 2009, the Company paid $0.2 million and $0.7 million, respectively, of contract termination costs and expects to pay the balance of the recorded costs over the remaining contract periods through December 2009.

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through June 30, 2009 (in thousands):

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance June 30, 2009
Contract termination costs	$3,097	—	$690	$2,407

In the year ended December 31, 2008, the Company recorded integration costs in connection with the McLeodUSA merger, primarily related to employee separations, and additional separation costs associated with certain involuntary employee separations. During the three and six months ended June 30, 2009, the Company paid $1.1 million and $5.0 million, respectively, of severance costs associated with these integration and separation transactions and expects to pay the balance of the recorded costs through December 2012.

The following table summarizes the obligations recognized by the Company in connection with the integration and separation costs and related activity through June 30, 2009 (in thousands):

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance June 30, 2009
Severance costs	$8,701	—	$5,021	$3,680

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the three months ended June 30, 2009. The Company conducted an evaluation under SFAS 165 through August 7, 2009, the issuance date of the accompanying condensed consolidated financial statements. No subsequent events requiring disclosure were noted.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles, and identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Company is required to adopt the provisions of SFAS 168 for its interim period ending September 30, 2009. Adoption of SFAS 165 will affect the Company’s financial statement disclosures, as all future references to authoritative accounting literature will be referenced in accordance with SFAS 168. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing SFAS 168.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of SFAS 167 on its financial statements.

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

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC had approximately 3,665 employees as of June 30, 2009. As of June 30, 2009, PAETEC Holding had in service 223,311 digital T1 transmission lines, which represented the equivalent of 5,359,464 access lines, for over 47,000 business customers in a service area encompassing 82 of the country’s top 100 metropolitan statistical areas. The digital T1 transmission lines reported by PAETEC since its acquisition of McLeodUSA Incorporated, or “McLeodUSA,” on February 8, 2008 have been adjusted to reflect consistent application of PAETEC’s reporting methodology. The adjustment has resulted in the inclusion of approximately 48,000 digital T1 transmission lines, representing 1,152,000 access line equivalents, in addition to those previously reported as of the McLeodUSA merger closing date. The additional digital T1 transmission lines represent high capacity transmission lines acquired through the McLeodUSA merger.

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

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end users on a retail basis, which the company refers to as its “network services.” PAETEC’s core network services are those that generate revenue from retail enterprise customers to which PAETEC delivers such integrated communications services on primarily T1 or larger access lines, which excludes access fee revenue related to network services and revenue from the company’s non-core “plain old telephone service,” or “POTS,” operations involving the provision basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network.

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

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which the company refers to as its “carrier services.” PAETEC’s core carrier services are those that generate revenue from other communications providers, which excludes access fee revenue related to carrier services and revenue from the company’s non-core POTS operations.

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

Debt Extinguishment and Related Costs. PAETEC’s debt extinguishment and related costs include expenses related to the repayment of outstanding term loans under PAETEC’s senior secured credit facilities and costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009.

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

Impairment Charge. PAETEC assesses the carrying value of its goodwill annually or as events or circumstances change. In accordance with its impairment assessment process, PAETEC recorded a non-cash impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment in that quarter, and recorded an additional non-cash charge of $15.0 million in the fourth quarter of 2008 based on the finalization of that preliminary assessment. The goodwill impairment charges were attributable to weaker economic conditions in PAETEC’s markets. For more information about PAETEC’s impairment review policies and its 2008 impairment charges, see “—Critical Accounting Policies” below. PAETEC will perform another annual assessment of the carrying value of its goodwill in the third quarter of 2009.

Adjusted EBITDA Presentation. Adjusted EBITDA, as defined by PAETEC for the periods presented in this management’s discussion and analysis, represents net (loss) income before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, debt extinguishment and related costs, sales and use tax settlement, integration and separation costs, and gain on non-monetary transaction. PAETEC’s adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles, or “GAAP.” This non-GAAP financial measure is used by PAETEC’s management, together with financial measurements prepared in accordance with GAAP such as net (loss) income and revenue, to assess PAETEC’s historical and prospective operating performance.

Management uses adjusted EBITDA to enhance its understanding of PAETEC’s core operating performance, which represents management’s views concerning PAETEC’s performance in the ordinary, ongoing and customary course of its operations. Management historically has found it helpful, and believes that investors have found it helpful, to consider an operating measure that excludes expenses, such as integration and separation costs, debt extinguishment and related costs, and impairment charges, relating to transactions not reflective of PAETEC’s core operations. In the future, the company expects that it may again report adjusted EBITDA excluding the items discussed below and may incur expenses similar to the excluded items discussed below. Accordingly, the exclusion of these and other similar items in PAETEC’s non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. Management believes that, for the reasons discussed below, PAETEC’s use of a supplemental financial measure which excludes these expenses facilitates an assessment of PAETEC’s fundamental operating trends and addresses concerns of management and of PAETEC’s investors that these expenses may obscure such underlying trends. Management notes that each of these expenses is presented in PAETEC’s financial statements and discussed in the management’s discussion and analysis section of its SEC reports, so that investors have complete information about the expenses.

The information about PAETEC’s core operating performance provided by this financial measure is used by management for a variety of purposes. Management regularly communicates its adjusted EBITDA results to its board of directors and discusses with the board management’s interpretation of such results. Management also compares the company’s adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, largely because management feels that this measure is indicative of the how the fundamental business is performing and is being managed. In addition, PAETEC’s management uses adjusted EBITDA to evaluate PAETEC’s performance relative to that of its competitors. This financial measure permits a comparative assessment of PAETEC’s operating performance relative to the company’s performance based on its GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.

Management believes that adjusted EBITDA is a particularly useful comparative measure within PAETEC’s industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant charges to earnings, such as those resulting from integration costs and debt restructurings, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations. Management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both stock-based compensation and stock-based compensation expense among companies and from period to period, and the subjective assumptions involved in those determinations, excluding stock-based compensation from adjusted EBITDA enhances company-to-company comparisons over multiple fiscal periods. By permitting investors to review both the GAAP and non-GAAP measures, PAETEC and its peers that customarily use similar non-GAAP measures facilitate an enhanced understanding of historical financial results and enable investors to make more meaningful company-to-company comparisons.

PAETEC also provides information relating to its adjusted EBITDA so that analysts, investors and other interested persons have the same data that management uses to assess PAETEC’s core operating performance. Management believes that adjusted EBITDA should be viewed only as a supplement to the GAAP financial information. Management also believes, however, that providing this information in addition to, and together with, GAAP financial information permits the foregoing persons to obtain a better understanding of PAETEC’s core operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance on a standalone and a comparative basis.

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

•	adjusted EBITDA does not reflect the cost of equity awards to employees;

•	adjusted EBITDA excludes some items in addition to stock-based compensation that are likely to recur;

•	adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that PAETEC’s management considers not indicative of PAETEC’s ongoing operations; and

•	to the extent that PAETEC changes its accounting of certain transactions or other items from period to period, PAETEC’s adjusted EBITDA may not be directly comparable from period to period.

PAETEC’s management compensates for these limitations by relying primarily on PAETEC’s GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in adjusted EBITDA. Management also compensates for these limitations by providing GAAP-based disclosures concerning the excluded items in its financial disclosures. As a result of these limitations, however, adjusted EBITDA should not be considered as an alternative to net (loss) income, as calculated in accordance with GAAP, as a measure of operating performance, or as an alternative to any other GAAP measure of operating performance.

Results of Operations

The following table presents selected operating data for the three and six months ended June 30, 2009 and June 30, 2008. The comparison of PAETEC’s operating results for the six months ended June 30, 2009, which we refer to as our “2009 six-month period,” to our operating results for the six months ended June 30, 2008, which we refer to as our “2008 six-month period,” is materially affected by the acquisition of McLeodUSA on February 8, 2008. McLeodUSA’s operating results are included in PAETEC’s operating results beginning on February 9, 2008. Because of the significance of this transaction, PAETEC’s operating results for the 2009 six-month period and 2008 six-month period are not directly comparable. PAETEC’s operating results for the three and six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008 (1)
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:
Network services revenue	$312,946	79%	$317,551	78%	$630,022	79%	$603,185	79%
Carrier services revenue	66,781	17%	71,580	18%	135,530	17%	129,623	17%
Integrated solutions revenue	15,434	4%	16,141	4%	28,859	4%	31,260	4%

Total revenue	395,161	100%	405,272	100%	794,411	100%	764,068	100%
Cost of sales (2)	196,859	50%	202,012	50%	395,842	50%	378,091	49%
Selling, general and administrative expenses (3)	140,559	36%	149,477	37%	281,577	35%	278,634	36%
Sales and use tax settlement	—	*	—	*	(1,200)	*	—	*
Integration and separation costs	—	*	1,319	*	—	*	3,425	*
Depreciation and amortization	46,159	12%	51,577	13%	92,372	12%	92,186	12%

Income from operations	11,584	3%	887	*	25,820	3%	11,732	2%
Debt extinguishment and related costs	10,348	3%	—	*	10,348	1%	—	*
Other (income) expense, net	(337)	*	34	*	(772)	*	(524)	*
Interest expense	17,300	4%	18,278	5%	34,524	4%	36,540	5%

Loss before income taxes	(15,727)	(4)%	(17,425)	(4)%	(18,280)	(2)%	(24,284)	(3)%
Provision for (benefit from) income taxes	758	*	(2,701)	(1)%	1,513	*	(6,610)	(1)%

Net loss	$(16,485)	(4)%	$(14,724)	(4)%	$(19,793)	(2)%	$(17,674)	(2)%

Adjusted EBITDA (4)	$63,526		$60,184		$127,448		$119,644

*	Less than one percent
(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Exclusive of operating items shown separately below.
(3)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(4)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, debt extinguishment and related costs, sales and use tax settlement, integration and separation costs, and gain on non-monetary transaction. Adjusted EBITDA is not a financial measurement prepared in accordance with GAPP. See “—Overview—Adjusted EBITDA Presentation” for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net loss	$(16,485)	$(14,724)	$(19,793)	$(17,674)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	46,159	51,577	92,372	92,186
Interest expense, net of interest income	17,030	18,026	33,871	35,604
Provision for (benefit from) income taxes	758	(2,701)	1,513	(6,610)

EBITDA	47,462	52,178	107,963	103,506
Stock-based compensation	5,799	6,687	10,561	12,713
Debt extinguishment and related costs	10,348	—	10,348	—
Sales and use tax settlement	—	—	(1,200)	—
Integration and separation costs	—	1,319	—	3,425
Gain on non-monetary transaction	(83)	—	(224)	—

Adjusted EBITDA	$63,526	$60,184	$127,448	$119,644

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

Revenue. Total revenue decreased $10.1 million, or 2.5%, to $395.2 million for the three months ended June 30, 2009 from $405.3 million for the three months ended June 30, 2008. The decrease in total revenue was primarily attributable to an increase in customer attrition in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition, which attrition accounted for approximately $6.0 million of the decrease, and to a decline in access fee revenue and reciprocal compensation of approximately $4.7 million. Of total revenue for the 2009 quarter, revenue from network services, carrier services and integrated solutions accounted for 79.2%, 16.9% and 3.9%, respectively, compared to 78.4%, 17.6% and 4.0%, respectively, for the 2008 quarter.

Revenue from network services decreased $4.6 million, or 1.5%, to $312.9 million for the 2009 quarter from $317.6 million for the 2008 quarter. The decrease in network services revenue primarily resulted from an increase in customer attrition in the non-strategic POTS portion of the business, which accounted for approximately $4.6 million of the decrease, and a decrease in access fee revenue and reciprocal compensation of approximately $0.8 million. For the 2009 quarter, revenue from monthly recurring fees and usage-based fees accounted for 72.3% and 26.7%, respectively, of revenue from network services, compared to 71.7% and 27.9%, respectively, of such revenue for the 2008 quarter. Revenue from core network services accounted for 72.0% of total revenue for the 2009 quarter, compared to 70.0% for the 2008 quarter. Revenue from core network services increased $0.8 million, or 0.3%, to $284.6 million for the 2009 quarter from $283.8 million for the 2008 quarter. The increase in core network services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service and from increased revenue from multi-site virtual private network sales. Growth of the network services business was constrained by fewer than expected billable minutes of use, increased pricing pressure, and an increase in customer attrition rates, particularly in the non-strategic POTS portion of the business. PAETEC anticipates that these factors will adversely affect the performance of its network services business for the remainder of 2009.

Revenue from carrier services decreased $4.8 million, or 6.7%, to $66.8 million for the 2009 quarter from $71.6 million for the 2008 quarter. The decrease in carrier services revenue primarily resulted from a decrease in access fee revenue and reciprocal compensation of approximately $3.9 million and an increase in customer attrition in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition, which accounted for approximately $1.4 million of the decrease. Revenue from core carrier services accounted for 12.2% of total revenue for the 2009 quarter, compared to 11.8% for the 2008 quarter. Revenue from core carrier services increased $0.5 million, or 1.1%, to $48.2 million for the 2009 quarter from $47.7 million for the 2008 quarter. The increase in core carrier services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service. For the 2009 quarter, these operating trends affected the relative contribution to revenue of monthly recurring fees and usage-based fees, which accounted for 47.2% and 42.8%, respectively, of revenue from carrier services for the 2009 quarter, compared to 42.4% and 48.6%, respectively, of such revenue for the 2008 quarter.

Access fee revenue and reciprocal compensation included in network services revenue and access fee revenue and reciprocal compensation included in carrier services revenue together accounted for 7.8% of total revenue for the 2009 quarter, compared to 8.7% for the 2008 quarter. Reciprocal compensation revenue included in network services revenue and reciprocal compensation revenue included in carrier services revenue together accounted for 1.3% of total revenue for the 2009 quarter, compared to 1.6% for the 2008 quarter. Access fee revenue as a percentage of network services usage-based fees increased to 18.0% for the 2009 quarter from 17.7% and for the 2008 quarter, while reciprocal compensation as a percentage of network services usage-based fees remained constant at 2.1% for the 2009 and 2008 quarters. Network access fee revenue as a percentage of network services usage-based fees increased primarily due to a lesser decline in minutes of use. Access fee revenue as a percentage of carrier services usage-based fees decreased to 36.6% for the 2009 quarter from 38.0% for the 2008 quarter. Reciprocal compensation as a percentage of carrier services usage-based fees decreased to 11.9% for the 2009 quarter from 13.3% for the 2008 quarter. The decrease in access fees and reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward Internet protocol-based services and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to continuing consolidation in the wireless communications industry.

Revenue from integrated solutions services decreased $0.7 million, or 4.4%, to $15.4 million for the 2009 quarter from $16.1 million for the 2008 quarter. The decrease in revenue generated by the integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, was partly attributable to the effects of adverse economic conditions, primarily decreased demand for customer premise hardware.

Cost of Sales. Cost of sales decreased to $196.9 million for the 2009 quarter from $202.0 million for the 2008 quarter, in part because of a decline in minutes of use as the company’s product mix continues to evolve away from more usage-sensitive products.

Leased transport charges increased to $153.1 million, or 77.8% of cost of sales, for the 2009 quarter from $149.6 million, or 74.0% of cost of sales, for the 2008 quarter. The increase of leased transport charges as a percentage of cost of sales was primarily attributable to the cost associated with the increased amount of the number of digital T1 transmission lines in service and to a decline in minutes of use.

Usage costs for local and long distance calls decreased to $33.3 million, or 16.9% of cost of sales, for the 2009 quarter from $40.0 million, or 19.8% of cost of sales, for the 2008 quarter. The decrease was attributable in part to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue remained constant at 49.8% for both the 2009 and 2008 quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $140.6 million for the 2009 quarter from $149.5 million for the 2008 quarter. Salaries, wages and benefits decreased by $5.2 million, primarily due to a decrease in the number of employees from approximately 3,975 at June 30, 2008 to approximately 3,665 at June 30, 2009. A decrease in sales and marketing expenses also contributed to the decline in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total revenue decreased to 35.6% for the 2009 quarter from 36.9% for the 2008 quarter.

Depreciation and Amortization. Depreciation and amortization expense decreased to $46.2 million for the 2009 quarter from $51.6 million for the 2008 quarter. The decrease was largely attributable to the completion of purchase accounting valuations, which resulted in a decrease to the fair values assigned to property and equipment obtained in our acquisition of McLeodUSA.

Debt Extinguishment and Related Costs. In the 2009 quarter, PAETEC recognized $10.3 million of debt extinguishment and related costs, which represented the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment of approximately $330.5 million of outstanding term loans under PAETEC’s credit facilities with the proceeds from its issuance and sale on June 29, 2009 of $350 million principal amount of its 8 7/8% Senior Secured Notes due 2017, or “Senior Secured Notes,” and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million.

Interest Expense. PAETEC’s average outstanding debt balances increased to $930.7 million for the 2009 quarter from $884.2 million for the 2008 quarter, as a result of the $50.0 million principal amount of loans PAETEC obtained in October 2008 under its revolving credit facility. Interest expense decreased to $17.3 million for the 2009 quarter from $18.3 million for the 2008 quarter, as the effect of higher debt levels was more than offset by a decline in the weighted average annual borrowing rates under PAETEC’s credit facilities and its 9.5% Senior Notes due 2015, or “Senior Notes,” to 7.3% as of June 30, 2009 from 7.9% as of June 30, 2008.

Income Taxes. PAETEC accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as clarified by adopted Financial Accounting Standards Board, or “FASB,” Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement 109, or “FIN 48.” SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. PAETEC has recorded a full valuation allowance for its net deferred tax because of uncertainties that exist relative to its ability to utilize the net deferred assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. PAETEC intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provision for income taxes for the 2009 quarter are for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. FIN 48 requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of June 30, 2009 was $0.7 million, the majority of which, if recognized, would affect the effective tax rate.

PAETEC recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of June 30, 2009, PAETEC had less than $0.1 million of accrued interest related to unrecognized tax benefits.

PAETEC files U.S. federal income tax returns and income tax returns in various state jurisdictions. PAETEC is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before 2004.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

Revenue. Total revenue increased $30.3 million, or 4.0%, to $794.4 million for the 2009 six-month period from $764.1 million for the 2008 six-month period, principally because of the inclusion of McLeodUSA’s results for the full 2009 six-month period. Of total revenue for the 2009 six-month period, revenue from network services, carrier services and integrated solutions accounted for 79.3%, 17.1% and 3.6%, respectively, compared to 78.9%, 17.0% and 4.1%, respectively, for the 2008 six-month period.

Revenue from network services increased $26.8 million, or 4.4%, to $630.0 million for the 2009 six-month period from $603.2 million for the 2008 six-month period. For the 2009 six-month period, revenue from monthly recurring fees and usage-based fees accounted for 72.0% and 27.0%, respectively, of revenue from network services, compared to 71.0% and 28.3%, respectively, of such revenue for the 2008 six-month period. Revenue from core network services accounted for 71.9% of total revenue for the 2009 six-month period, compared to 70.3% for the 2008 six-month period. Revenue from core network services increased $33.3 million, or 6.2%, to $570.8 million for the 2009 six-month period from $537.5 million for the 2008 six-month period. The increase in core network services revenue primarily resulted from the inclusion of McLeodUSA’s results for the full 2009 six-month period, from an increase in the number of digital T1 transmission lines in service and from increased revenue from multi-site virtual private network sales. Growth of the network services business was constrained by fewer than expected billable minutes of use, increased pricing pressure, and an increase in customer attrition rates, particularly in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition.

Revenue from carrier services increased $5.9 million, or 4.6%, to $135.5 million for the 2009 six-month period from $129.6 million for the 2008 six-month period. Revenue from core carrier services accounted for 12.3% of total revenue for the 2009 six-month period, compared to 11.2% for the 2008 six-month period. The increase in carrier services revenue primarily resulted from the inclusion of McLeodUSA’s results for the full 2009 six-month period, an increase in the number of digital T1 transmission lines in service and growth of new integrated T1 services and multi-site virtual private network sales. For the 2009 six-month period, revenue from monthly recurring fees and usage-based fees accounted for 45.4% and 45.5%, respectively, of revenue from carrier services, compared to 41.4% and 51.0%, respectively, of such revenue for the 2008 six-month period. The increase in monthly recurring fees as a percentage of total carrier services revenue was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 six-month period, as monthly recurring fees historically have represented a higher percentage of total carrier services revenue of McLeodUSA’s business than of PAETEC’s business.

Access fee revenue and reciprocal compensation included in network services revenue and access fee revenue and reciprocal compensation included in carrier services revenue together accounted for 8.0% of total revenue for the 2009 six-month period, compared to 8.7% for the 2008 six-month period. Reciprocal compensation revenue included in network services revenue and reciprocal compensation revenue included in carrier services revenue together accounted for 1.3% of total revenue for the 2009 six-month period, compared to 1.6% for the 2008 six-month period. Access fee revenue as a percentage of network services usage-based fees increased to 18.2% for the 2009 six-month period from 16.7% for the 2008 six-month period, while reciprocal compensation as a percentage of network services usage-based fees increased to 2.1% for the 2009 six-month period from 1.8% for the 2008 six-month period. Network access fee revenue grew primarily due to the inclusion of McLeodUSA’s results for the full 2009 six-month period. Access fee revenue as a percentage of carrier services usage-based fees decreased to 35.2% for the 2009 six-month period from 38.6% for the 2008 six-month period. Reciprocal compensation as a percentage of carrier services usage-based fees decreased to 11.1% for the 2009 six-month period from 13.7% for the 2008 six-month period. The decrease in access fees and reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward Internet protocol-based services and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to continuing consolidation in the wireless communications industry.

Revenue from integrated solutions services decreased $2.4 million, or 7.7%, to $28.9 million for the 2009 six-month period from $31.3 million for the 2008 six-month period. The decrease in revenue generated by the integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, was partly attributable to the effects of adverse economic conditions, primarily decreased demand for customer premise hardware.

Cost of Sales. Cost of sales increased to $395.8 million for the 2009 six-month period from $378.1 million for the 2008 six-month period, primarily due to the inclusion of McLeodUSA’s results for the full 2009 six-month period.

Leased transport charges increased to $304.9 million, or 77.0% of cost of sales, for the 2009 six-month period from $280.4 million, or 74.1% of cost of sales, for the 2008 six-month period. The increase of leased transport charges as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 six-month period.

Usage costs for local and long distance calls decreased to $71.6 million, or 18.1% of cost of sales, for the 2009 six-month period from $74.4 million, or 19.7% of cost of sales, for the 2008 six-month period. The decrease was attributable in part to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue increased slightly from 49.5% for the 2008 six-month period to 49.8% for the 2009 six-month period. The increase was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 six-month period. Cost of sales as a percentage of revenue historically has been higher for acquired companies than for PAETEC. The increase in cost of sales also reflected the costs associated with an upgrade of PAETEC’s Southeast data network and an increase in lower margin wholesale traffic.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $281.6 million for the 2009 six-month period from $278.6 million for the 2008 six-month period. The increase was primarily due to the inclusion of McLeodUSA’s results for the full 2009 six-month period, which resulted in an increase in facilities expense to support the company’s more extensive network infrastructure after the McLeodUSA acquisition. Selling, general and administrative expenses as a percentage of total revenue decreased to 35.4% for the 2009 six-month period from 36.5% for the 2008 six-month period.

Depreciation and Amortization. Depreciation and amortization expense increased slightly to $92.4 million for the 2009 six-month period from $92.2 million for the 2008 six-month period. The increase was primarily attributable to increased depreciation expense as a result of property and equipment obtained in the acquisition of McLeodUSA and in connection with PAETEC’s network deployment and maintenance. The increase also reflected an increase in amortization expense as a result of intangible assets acquired in the McLeodUSA and Allworx Corp. acquisitions. The increase in depreciation and amortization expense was offset in part as PAETEC ceased to record depreciation on some of its older equipment that had reached the end of its useful life.

Debt Extinguishment and Related Costs. In the 2009 six-month period, PAETEC recognized $10.3 million of debt extinguishment and related costs, which represented the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment of approximately $330.5 million of outstanding term loans under PAETEC’s credit facilities with the proceeds from its issuance and sale of Senior Secured Notes on June 29, 2009 and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million.

Interest Expense. PAETEC’s average outstanding debt balances increased to $933.8 million for the 2009 six-month period from $874.4 million for the 2008 six-month period, as a result of the $50.0 million principal amount of loans PAETEC obtained in October 2008 under its revolving credit facility. Interest expense decreased to $34.5 million for the 2009 six-month period from $36.5 million for the 2008 six-month period, as the effect of higher debt levels was more than offset by a decline in the weighted average annual borrowing rates under PAETEC’s credit facilities and its Senior Notes to 7.2% as of June 30, 2009 from 7.9% as of June 30, 2008.

Income Taxes. The provision for income taxes for the 2009 six-month period is for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the 2009 six-month period is primarily due to the existence of a valuation allowance on PAETEC’s net deferred tax assets. PAETEC recorded a full valuation allowance initially as of December 31, 2008 for its net deferred tax assets because of uncertainties that exist relative to its ability to utilize the net deferred assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. PAETEC intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The benefit for income taxes for the 2008 six months period includes a benefit from federal and state taxes and was based on the estimated annual effective tax rate applicable to PAETEC for 2008. The difference between the statutory rate and the effective tax rate for the 2008 six-month period was primarily due to the impact of non-deductible stock based compensation.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, borrowings under credit facilities, issuances of debt securities, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the six months ended June 30, 2009 and 2008, respectively, were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$49,330	$46,691
Net cash used in investing activities	$(56,684)	$(169,018)
Net cash (used in) provided by financing activities	$(17,471)	$93,714

The $2.6 million increase in cash flows from operating activities for the 2009 six-month period over the 2008 six-month period was primarily attributable to a $6.7 million increase in net income adjusted for non-cash items, which was partially offset by a $4.1 million decrease in working capital.

PAETEC’s investing activities during the 2009 six-month period related primarily to the purchase and installation of property and equipment, while its investing activities during the 2008 six-month period related primarily to the McLeodUSA acquisition. PAETEC also made expenditures related to the purchase and installation of property and equipment during the 2008 six-month period.

Net cash used in financing activities of $17.5 million for the 2009 six-month period was primarily related to the payment of debt issuance costs incurred in connection with PAETEC’s issuance and sale of its Senior Secured Notes on June 29, 2009 and payments of tax withholding amounts on stock units that vested during the period. Net cash provided by financing activities of $93.7 million for the 2008 six-month period was primarily related to the $100 million of borrowings under PAETEC’s incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

During the 2009 quarter, primarily as a result of the Senior Secured Notes offering on June 29, 2009 and the repayment of a portion of the outstanding term loans under PAETEC’s credit facilities, PAETEC’s long-term debt obligations with payments due in 3 to 5 years have been reduced from $606.1 million as of December 31, 2008 to $285.2 million, and PAETEC’s long-term debt obligations with payments due in more than 5 years have increased from $300 million as of December 31, 2008 to $650 million. There were no further material changes in PAETEC’s contractual obligations as set forth in PAETEC’s Annual Report on Form 10-K for its 2008 fiscal year.

Indebtedness. At June 30, 2009, PAETEC had approximately $936.9 million of total indebtedness, net of unamortized discount of $13.8 million, which had an overall weighted average annual interest rate of 7.1%, including debt discount and excluding deferred financing costs. Of this total indebtedness, an aggregate principal amount of $241.5 million was outstanding under the company’s senior secured credit facility term loans, an aggregate principal amount of $50.0 million was outstanding under the company’s revolving credit facility, an aggregate principal amount of $350.0 million was outstanding under the company’s Senior Secured Notes, and an aggregate principal amount of $300.0 million was outstanding under the company’s Senior Notes.

In April 2009, PAETEC paid an additional $5.6 million of principal on its credit facility term loans as a result of excess cash flows generated during its 2008 fiscal year as calculated under the terms of its credit agreement.

On June 29, 2009, PAETEC issued and sold $350 million in aggregate principal amount of its Senior Secured Notes. PAETEC sold the Senior Secured Notes at an offering price of 96.549% of their principal amount in an offering exempt from the registration requirements of the Securities Act of 1933. PAETEC applied the proceeds of the offering, together with cash on hand, to repay approximately $330.5 million principal amount of outstanding term loans under PAETEC’s existing senior secured credit facilities and to pay related fees and expenses. The Senior Secured Notes accrue interest at a rate of 8.875% per year from June 29, 2009. Interest is payable semi-annually in cash in arrears on June 30 and December 31 of each year, commencing on December 31, 2009. The Senior Secured Notes will mature on June 30, 2017.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt (defined for purposes of the credit agreement as total consolidated debt less cash and cash equivalents in excess of $20.0 million) to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date may not exceed 5.00: 1.00. PAETEC was in compliance with this financial covenant as of June 30, 2009.

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

During the 2009 quarter, PAETEC did not repurchase shares of its common stock under its authorized stock repurchase program. For the 2009 six-month period, PAETEC repurchased, at fair market value and on the open market, a total of 623,200 shares of its common stock at a total cost of approximately $0.8 million. In connection with the repurchase, PAETEC Holding paid commissions totaling less than $0.1 million. As of June 30, 2009, PAETEC had $16.2 million authorized remaining availability under the stock repurchase program.

Capital and Cash Requirements. PAETEC expects that, to maintain and enhance its network and services and to generate planned revenue growth, it will continue to require significant capital expenditures. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $27.2 million in the 2009 quarter and approximately $57.2 in the 2009 six-month period. PAETEC expects to fund all of its 2009 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of June 30, 2009, PAETEC had entered into agreements with vendors to purchase approximately $20.4 million of equipment and services, of which PAETEC expects $18.4 million to be delivered and payable in 2009, $1.3 million in 2010, $0.6 million in 2011, and $0.1 million in 2012.

PAETEC believes that cash on hand and cash flow from operations will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for its 2008 fiscal year. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC seeks to acquire other businesses or to accelerate the expansion of its business, it may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. In addition, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, PAETEC’s outstanding Senior Notes and Senior Secured Notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

Critical Accounting Policies PAETEC’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the SEC. Preparing consolidated financial statements requires PAETEC to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of PAETEC’s accounting policies. PAETEC’s significant accounting policies, with the exception of the following regarding Impairment of Long-Lived Assets and Intangible Assets, including Goodwill, are described in the note captioned “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in PAETEC’s Form 10-K for its 2008 fiscal year, and a discussion of PAETEC’s critical accounting estimates is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.

The following discusses PAETEC’s accounting policy with respect to the impairment of long-lived assets and intangible assets, including goodwill.

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

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, PAETEC does not amortize goodwill or other acquired intangible assets with indefinite useful lives. PAETEC has identified four reporting units as defined in SFAS No. 142. There were no changes in allocation of reporting unit goodwill during 2008, 2007 or 2006. As of December 31, 2008, PAETEC had $300.6 million of goodwill, with the telecommunications reporting unit accounting for approximately 98% of the goodwill. As of December 31, 2008, PAETEC had $2.4 million of intangible assets with indefinite lives representing acquired trade names from Allworx Corp. As of December 31, 2007, PAETEC did not have any intangible assets with indefinite useful lives.

Goodwill is assessed for impairment at least annually using a two-step impairment test. Step one of the test is used to identify whether or not impairment may exist. In step one, PAETEC compares the fair value of each individual reporting unit with its carrying amount. PAETEC estimates the fair value of its reporting units based on the income approach, using a discounted projection of future cash flows, supported with a market-based valuation. The income approach is dependent on a number of critical management assumptions, including estimates of future cash flows that take into account assumed growth rates, price increases, profitability margins, capital expenditures, benefits of recent acquisitions and expected synergies, and an appropriate discount rate. PAETEC’s estimates of discounted cash flows may differ from actual cash flows due to, among other factors, economic conditions, changes to PAETEC’s business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect PAETEC’s future financial results. If a reporting unit’s carrying amount exceeds its fair value, impairment may exist. Step two of the impairment test must then be performed to measure the amount of impairment, if any.

Goodwill impairment potentially exists when the implied fair value of a reporting unit’s goodwill is less than its carrying value. SFAS No. 142 requires PAETEC to determine the implied fair value of goodwill in the same manner as if PAETEC had acquired those reporting units. Specifically, PAETEC allocates the fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities of that reporting unit, in a hypothetical calculation that yields the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

PAETEC assesses the carrying value of its goodwill during the third quarter of each fiscal year. The annual assessment of the carrying value of PAETEC’s reporting units undertaken with respect to 2008, 2007 and 2006 indicated that goodwill was not impaired as of July 1, 2008, 2007 and 2006, respectively. As of July 1, 2008, PAETEC had $659.7 million of goodwill, with the telecommunications reporting unit accounting for approximately 95% of the goodwill. For purposes of performing step one of the impairment test as of July 1, 2008, the fair value of the telecommunications reporting unit was estimated based on a discounted projection of future cash flows. Because of operating contributions of PAETEC’s recent acquisitions, historical growth rates and operating results were not indicative of future operating performance. The primary assumptions related to future operating performance and cash flows include revenue growth rates and profitability margins. PAETEC made the following assumptions solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing. Revenues for the years 2009 to 2012 were estimated based on projected growth rates ranging from 8% to 10%. After 2012, the growth rates were gradually decreased to arrive at a terminal growth rate of 3% for 2016 and beyond. The projected revenue growth assumed a stable economy and was expected to be driven by the launch of a unified product offering in each of the recently acquired markets. In addition, PAETEC applied operating income margins ranging from 6% to 11% of revenues over the projected periods, which reflected an improvement from historical trends, primarily resulting from the unified product offering and expected synergies and integration savings from PAETEC’s recent acquisitions. Projected cash flows were discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. A discount rate of 13.0% was used to calculate the present value of the projected cash flows for the telecommunications reporting unit. The discount rate was calculated using an industry-based weighted average cost of capital, plus an additional 2.5% company-specific risk premium to account for additional risks associated with achieving synergies and integration savings from PAETEC’s recent acquisitions, and with the launch of a unified product offering.

In accordance with SFAS No. 142, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2008, PAETEC experienced a significant decline in market capitalization as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred after PAETEC’s announcement in August 2008 that its operating results for the second quarter of 2008 would be lower than expected. Some factors contributing to this performance below expectations included less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. PAETEC determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to SFAS No. 142. As a result, PAETEC completed step one of the impairment process and concluded that the fair values of some of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, PAETEC conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. PAETEC recorded a non-cash goodwill impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment. In the fourth quarter of 2008, management finalized the assessment in connection with the preparation of the company’s audited financial statements and recorded an additional non-cash charge of $15.0 million. Approximately 95% of the goodwill impairment charge was attributed to the telecommunications reporting unit.

For purposes of performing step one of the impairment test as of September 30, 2008, the fair value of the telecommunications reporting unit was estimated based on a discounted projection of future cash flows. PAETEC made the following assumptions solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing. The future performance expectations of the telecommunications reporting unit were reflective of the worsening economic environment and assumed that the economic downturn would continue in 2009, followed by a recovery period in 2010. Revenues for the years 2009 to 2012 were estimated based on projected growth rates ranging from 3% to 6%. After 2012, the growth rates were gradually decreased to arrive at a terminal growth rate of 2.5% for 2016 and beyond. In comparison to the revenue growth initially projected in the July 1, 2008 impairment test, revenue projections were lowered to reflect increased customer attrition and slower revenue growth resulting from the current economic slowdown. In addition, PAETEC’s operating income margins were adjusted to reflect the current economic slowdown, with revised margins ranging from 3% to 10% of revenues over the projected periods. Projected cash flows were discounted to their present value equivalents using a discount rate of 13.5%. The increase in the discount rate from the July 1, 2008 impairment test was reflective of the increased risk of not realizing the estimated annual cash flows due to the emerging economic downturn.

During the fourth quarter of 2008, PAETEC’s market capitalization declined further as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market from the market price at September 30, 2008. PAETEC determined that the continued decline in market capitalization and the continuation of the factors that were identified during the third quarter of 2008 were an indicator that a goodwill impairment test was again required pursuant to SFAS No. 142 for the fourth quarter of 2008. As a result, PAETEC completed step one of the impairment process and concluded that the fair values of its reporting units exceeded the carrying values and therefore recorded no impairment.

For purposes of performing step one of the impairment test as of December 31, 2008, the fair value of the telecommunications reporting unit was estimated based on a discounted projection of future cash flows. PAETEC made the following assumptions solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing. The future performance expectations of the telecommunications reporting unit were reflective of the current economic downturn, which PAETEC projected to continue in 2009, followed by a recovery period in 2010 and 2011. Revenues for the years 2009 to 2013 were estimated based on projected growth rates ranging from 0% to 6%. After 2013, the growth rates were gradually decreased to arrive at a terminal growth rate of 3% for 2016 and beyond. In comparison to the revised revenue growth estimated in the September 30, 2008 impairment test, revenue projections were lowered to reflect the continued economic slowdown and the anticipated delay in recovery of the economy. In addition, PAETEC’s operating income margins were also modified to reflect the impacts of the continued economic slowdown, with revised margins ranging from 0% to 10% of revenues over the projected periods. Projected cash flows were discounted to their present value equivalents using a discount rate of 13.0%. The decrease in the discount rate from the September 30, 2008 impairment test was reflective of the increased risks already reflected in the estimated annual cash flow, which had been revised downwards due to the continued economic downturn.

For the six months ended June 30, 2009, actual results were in line with PAETEC’s estimates and assumptions made for purposes of the December 31, 2008 goodwill impairment test. However, given the current economic environment and the uncertainties regarding the impact on PAETEC’s business, there can be no assurance that PAETEC’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the goodwill impairment testing as of December 31, 2008, will prove to be accurate predictions of the future.

The calculation used to determine the fair value of the telecommunications reporting unit as of December 31, 2008 was based on inherent assumptions and estimates about future cash flows and appropriate discount rates. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, PAETEC applied hypothetical decreases to the projected revenue growth rates of the telecommunications reporting unit. PAETEC determined that a 60% decrease in the projected compounded revenue growth rates of the telecommunications reporting unit used in the fair value calculations would be required before the reporting unit would have a carrying value in excess of its fair value.

The changes in the carrying value of goodwill from January 1, 2007 through December 31, 2008 were as follows (in thousands):

Balance as of January 1, 2007	$35,082
Goodwill related to the acquisition of US LEC Corp.	303,784
Goodwill related to the acquisition of Allworx Corp.	22,579

Balance as of December 31, 2007	361,445
Goodwill related to the acquisition of McLeodUSA Incorporated	302,270
Goodwill related to other acquisitions	(8,118)
Impairment charge	(355,000)

Balance as of December 31, 2008	$300,597

PAETEC recorded the assets acquired and liabilities assumed from McLeodUSA and Allworx Corp. at their respective preliminary fair values as of the closing date of the acquisitions of those companies. PAETEC recorded adjustments for these assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2008 based on final valuations of these assets. Because of the significance of long-lived assets and the judgments and estimates that go into the fair value analysis, PAETEC believes that its policies regarding impairment of long-lived assets are critical. There was no change in goodwill during the six months ended June 30, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. PAETEC implemented SFAS 165 during the three months ended June 30, 2009. PAETEC conducted an evaluation through August 7, 2009, the issuance date of the accompanying condensed consolidated financial statements. No subsequent events requiring disclosure were noted.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles, and identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. PAETEC is required to adopt the provisions of SFAS 168 for its interim period ending September 30, 2009. Adoption of SFAS 165 will affect PAETEC’s financial statement disclosures, as all future references to authoritative accounting literature will be referenced in accordance with SFAS 168. There will be no changes to the content of PAETEC’s financial statements or disclosures as a result of implementing SFAS 168.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar year basis. PAETEC is currently evaluating the impact of SFAS 167 on its financial statements.

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

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of June 30, 2009, $291.5 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through three interest rate swap contracts, PAETEC had capped its interest rate exposure through June 30, 2011 at a rate of 2.85% on $265.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $265.0 million of variable-rate debt subject to an interest rate swap contract as of June 30, 2009 would result in a fluctuation of approximately $2.7 million in the company’s annual interest expense in the absence of the interest rate swap contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

PAETEC is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Legal Proceedings” in Part I of that report and under the caption “Litigation” in Note 13 to the consolidated financial statements included in that report and in our subsequently filed SEC reports. For updated information about some of these proceedings, see Note 9 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in Note 9 under the caption “Litigation,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

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

(a)    PAETEC Holding held its 2009 annual meeting of stockholders on June 9, 2009. All holders of record of PAETEC Holding’s common stock at the close of business on April 15, 2009 were eligible to vote at the annual meeting.

(c)    Each holder of PAETEC Holding common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of April 15, 2009, there were 140,582,999 shares of common stock outstanding and entitled to vote at the annual meeting.

At the 2009 annual meeting, the stockholders approved a proposal to elect each of the four nominees to the board of directors. There were no broker non-votes with respect to this proposal. The voting results with respect to this proposal were as follows:

Nominee	Votes For	Votes Withheld

Arunas A Chesonis	105,493,861	15,492,215

Richard T. Aab	104,052,937	16,933,139

Alex Stadler	120,475,116	510,960

Keith M. Wilson	93,076,206	27,909,870

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
4.1	Indenture, dated as of June 29, 2009, among PAETEC Holding Corp. (“PAETEC Holding”), the Guarantors named therein and The Bank of New York Mellon, as Trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 29, 2009 (the “June 29, 2009 Form 8-K”) and incorporated herein by reference.

10.1	Second Amendment and Waiver to Credit Agreement, dated as of May 29, 2009, among PAETEC Holding, as Borrower, the lenders parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other agents parties thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 4, 2009 and incorporated herein by reference.

10.2	First Lien Intercreditor Agreement, dated as of June 29, 2009, among PAETEC Holding, PAETEC Holding’s subsidiaries, as the other Grantors, Deutsche Bank Trust Company Americas, as Collateral Agent for the First Lien Secured Parties referred to therein and as Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon, as the Initial Additional First Lien Authorized Representative, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.3 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.3	Amended and Restated Security Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, as Assignors, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.4 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.4	Amended and Restated Pledge Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.5 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.5	Registration Rights Agreement, dated as of June 29, 2009, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc. Filed as Exhibit 4.2 to the June 29, 2009 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp.
(Registrant)

Dated: August 7, 2009	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
4.1	Indenture, dated as of June 29, 2009, among PAETEC Holding Corp. (“PAETEC Holding”), the Guarantors named therein and The Bank of New York Mellon, as Trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 29, 2009 (the “June 29, 2009 Form 8-K”) and incorporated herein by reference.

10.1	Second Amendment and Waiver to Credit Agreement, dated as of May 29, 2009, among PAETEC Holding, as Borrower, the lenders parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent and the other agents parties thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 4, 2009 and incorporated herein by reference.

10.2	First Lien Intercreditor Agreement, dated as of June 29, 2009, among PAETEC Holding, PAETEC Holding’s subsidiaries, as the other Grantors, Deutsche Bank Trust Company Americas, as Collateral Agent for the First Lien Secured Parties referred to therein and as Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon, as the Initial Additional First Lien Authorized Representative, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.3 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.3	Amended and Restated Security Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, as Assignors, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.4 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.4	Amended and Restated Pledge Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.5 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.5	Registration Rights Agreement, dated as of June 29, 2009, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc. Filed as Exhibit 4.2 to the June 29, 2009 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.