Form 10-Q
period 2009-09-30
PAETEC Holding Corp.
filed 2009-11-06
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on November 2, 2009 was 145,642,230.

PART I

FINANCIAL INFORMATION

Item I.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$141,529	$164,528
Accounts receivable, net of allowance for doubtful accounts of $13,668 and $12,241, respectively	204,251	202,843
Prepaid expenses and other current assets	26,204	13,749

Total current assets	371,984	381,120
Property and equipment, net	608,831	638,941
Goodwill	300,597	300,597
Intangible assets, net	142,092	159,738
Other assets, net	18,654	16,124

Total assets	$1,442,158	$1,496,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,904	$89,465
Accrued expenses	28,628	39,732
Accrued payroll and related liabilities	29,334	28,183
Accrued taxes	30,196	29,352
Accrued commissions	18,173	17,005
Accrued capital expenditures	5,872	12,831
Accrued interest	14,089	13,321
Deferred revenue	62,604	61,155
Current portion of long-term debt and capital lease obligations	6,527	14,258

Total current liabilities	254,327	305,302
Long-term debt and capital lease obligations	921,852	916,575
Other long-term liabilities	74,925	76,216

Total liabilities	1,251,104	1,298,093

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at September 30, 2009 and December 31, 2008, 145,336,532 shares issued and outstanding at September 30, 2009; 140,936,868 shares issued and outstanding at December 31, 2008	1,453	1,409
Additional paid-in capital	769,414	761,113
Accumulated other comprehensive loss	(8,422)	(19,022)
Accumulated deficit	(571,391)	(545,073)

Total stockholders’ equity	191,054	198,427

Total liabilities and stockholders’ equity	$1,442,158	$1,496,520

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Network services revenue	$315,859	$319,668	$945,881	$922,853
Carrier services revenue	63,536	70,305	199,066	199,928
Integrated solutions revenue	16,257	16,100	45,116	47,360

Total revenue	395,652	406,073	1,190,063	1,170,141
Cost of sales (exclusive of operating items shown separately below)	194,532	203,352	590,374	581,443
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	140,894	149,703	422,471	428,337
Sales and use tax settlement	—	—	(1,200)	—
Impairment charge	—	340,000	—	340,000
Integration and separation costs	—	3,800	—	7,225
Depreciation and amortization	46,374	53,357	138,746	145,543

Income (loss) from operations	13,852	(344,139)	39,672	(332,407)
Debt extinguishment and related costs	—	—	10,348	—
Other (income) expense, net	(156)	259	(928)	(265)
Interest expense	19,776	18,243	54,300	54,783

Loss before income taxes	(5,768)	(362,641)	(24,048)	(386,925)
Provision for (benefit from) income taxes	757	(6,853)	2,270	(13,463)

Net loss	(6,525)	(355,788)	(26,318)	(373,462)
Other comprehensive income (loss):
Change in fair value of hedge instruments, net of income taxes	(584)	2,149	6,069	2,107
Change in unrealized losses on marketable securities, net of income taxes	—	(2)	—	(115)

Comprehensive loss	$(7,109)	$(353,641)	$(20,249)	$(371,470)

Basic and diluted net loss per common share	$(0.04)	$(2.44)	$(0.18)	$(2.69)

Basic and diluted weighted average common shares outstanding	145,150,055	145,713,961	142,571,703	139,033,479

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:

Net loss	$(26,318)	$(373,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138,746	145,543
Amortization of debt issuance costs	1,610	1,548
Amortization of debt discount	1,043	732
Stock-based compensation expense	14,583	17,838
Sales and use tax settlement	(1,200)	—
Gain on non-monetary transaction	(242)	—
Loss on disposal of property and equipment	36	216
Deferred income taxes	—	(13,164)
Debt extinguishment and related costs	5,817	—
Impairment charge	—	340,000
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(1,408)	(8,937)
Prepaid expenses and other current assets	(12,455)	(52)
Other assets	(274)	5,237
Accounts payable	(29,324)	(20,086)
Accrued expenses	(10,942)	(15,017)
Accrued payroll and related liabilities	1,148	(3,439)
Accrued taxes	844	(1,892)
Accrued commissions	1,168	946
Accrued interest	768	(7,474)
Deferred revenue	6,542	2,992

Net cash provided by operating activities	90,142	71,529

INVESTING ACTIVITIES:
Purchases of property and equipment	(84,914)	(87,425)
Acquisitions, net of cash received – McLeodUSA	(197)	(115,403)
Acquisitions, net of cash received – other acquisitions	(125)	(2,086)
Proceeds from sale of short-term investments	—	3,017
Proceeds from settlement of restricted cash	1,890	4,876
Proceeds from disposal of property and equipment	209	1,755
Software development costs	(1,081)	(728)

Net cash used in investing activities	(84,218)	(195,994)

FINANCING ACTIVITIES:
Repayments of long-term debt	(350,986)	(15,521)
Payment for debt issuance costs	(9,623)	(1,395)
Proceeds from long-term borrowings	337,921	94,400
Repurchase of common stock/stock options	(1,545)	(8,514)
Payment for registering securities	(80)	(292)
Proceeds from exercise of stock options, warrants, and purchase plans	1,954	15,354
Payment of tax withholding on vested stock units	(6,564)	—

Net cash (used in) provided by financing activities	(28,923)	84,032

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,999)	(40,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,528	112,601

CASH AND CASH EQUIVALENTS, END OF PERIOD	$141,529	$72,168

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$51,402	$60,352

Cash paid for income taxes	$2,032	$2,273

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrued property and equipment expenditures	$10,957	$6,092

Treasury stock retirement	$—	$1,121

Tenant incentive leasehold improvements	$1,448	$738

Fair value of assets acquired in business acquisition	$—	$670,536

Liabilities assumed in business acquisition	$—	$149,288

Equity consideration issued in business acquisition	$—	$521,248

Accrued business acquisition costs	$345	$235

Equipment purchased under capital leases	$7,233	$5,789

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

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2009 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

2.    PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Communications networks	$770,741	$713,758
Computer hardware and purchased software	129,165	106,303
Equipment	38,986	37,237
Office equipment, furniture and fixtures	73,912	63,826
Construction-in-progress	10,668	20,361
Land and buildings	41,630	41,395

	1,065,102	982,880
Accumulated depreciation	(456,271)	(343,939)

Property and equipment, net	$608,831	$638,941

Construction-in-progress as of September 30, 2009 and December 31, 2008 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $114.6 million and $126.9 million for the nine months ended September 30, 2009 and 2008, respectively. Depreciation expense totaled $38.3 million and $46.5 million for the three months ended September 30, 2009 and 2008, respectively.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was no change in goodwill during the nine months ended September 30, 2009. Goodwill is assessed for impairment at least annually using a two-step impairment test in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangibles. PAETEC assesses the carrying value of its goodwill as of July 1 of each fiscal year. The annual assessment of the carrying value of PAETEC’s reporting units determined that goodwill was not impaired as of July 1, 2009.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer-related	$205,603	$(75,188)	$130,415	10 years
Technology-based	1,953	(1,115)	838	5 years
Capitalized software development costs	5,432	(1,820)	3,612	4 years
Technology license	5,164	(430)	4,734	5 years
Trade name	200	(107)	93	5 years

Total	218,352	(78,660)	139,692	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$220,752	$(78,660)	$142,092

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

	December 31, 2008			Weighted- Average Amortization Period
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer-related	$205,603	$(52,712)	$152,891	10 years
Technology-based	1,953	(899)	1,054	5 years
Capitalized software development costs	4,351	(1,090)	3,261	5 years
Trade name	200	(68)	132	5 years

Total	212,107	(54,769)	157,338	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$214,507	$(54,769)	$159,738

Intangible asset amortization expense for the nine months ended September 30, 2009 and 2008 was $23.9 million and $17.5 million, respectively. Intangible asset amortization expense for the three months ended September 30, 2009 and 2008 was $8.0 million and $6.4 million, respectively. The Company estimates that future aggregate amortization expense related to intangible assets as of September 30, 2009 will be as follows for the periods presented:

Year Ending December 31, (in thousands)
2009 (remaining three months)	$7,850
2010	29,894
2011	26,536
2012	22,474
2013	16,747
Thereafter	36,191

Total	$139,692

Allocation of Cost of McLeod Acquisition

On February 8, 2008, the Company completed its acquisition by merger of McLeodUSA. The merger was accounted for as an acquisition of McLeodUSA by the Company using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $636.4 million and was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date of the merger, with amounts exceeding the fair value being recorded as goodwill.

In the three months ended March 31, 2009, the Company finalized its purchase accounting allocations based upon the completion of the valuation of the acquired property and equipment and intangible assets. No adjustments to the fair values of the assets acquired and liabilities assumed estimated as of December 31, 2008 were required.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

4.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Senior secured credit facilities	$280,860	$629,700
Unamortized discount on senior credit facilities	(1,594)	(4,594)
8 7/8% Senior Secured Notes due 2017	350,000	—
Unamortized discount on 8 7/8% Senior Secured Notes due 2017	(11,701)	—
9.5% Senior Notes due 2015	300,000	300,000
Capital lease obligations and other debt	10,814	5,727

Total debt	928,379	930,833
Less: current portion	(6,527)	(14,258)

Long-term debt	$921,852	$916,575

Early Payment of Revolving Debt

On September 30, 2009, the Company paid down $10.0 million in aggregate principal amount of loans outstanding under its revolving credit facility. As of September 30, 2009, loans in an aggregate principal amount of approximately $40.0 million were outstanding under the revolving credit facility.

Senior Secured Notes Offering

On June 29, 2009, the Company entered into an Indenture, dated as of June 29, 2009 (the “Indenture”), by and among PAETEC Holding, the subsidiary guarantors named therein, and The Bank of New York Mellon, as trustee (the “Trustee”), pursuant to which the Company issued $350 million in aggregate principal amount of its 8  7/8 % Senior Secured Notes due 2017 (the “Notes”).

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

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Notes are guaranteed on a senior secured basis by PAETEC Holding’s subsidiaries. The guarantees of the Notes rank equally in right of payment with the guarantees of the Company’s existing senior secured credit facilities and its outstanding 9.5% Senior Notes due 2015 and are effectively senior to the guarantors’ existing and future senior unsecured indebtedness to the extent of the collateral securing the guarantees. PAETEC Holding has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances. PAETEC Holding’s assets are composed solely of investments it has made in its consolidated subsidiaries and its operations are composed solely of changes in its investment in subsidiaries and interest payments associated with the senior indebtedness incurred by it. Based on these facts, PAETEC Holding is not required to provide condensed consolidating financial information for the subsidiary guarantors.

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

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

Financial Covenant

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement for its senior credit facilities, the Company’s ratio of consolidated debt (defined for purposes of the credit agreement as total consolidated debt less cash and cash equivalents in excess of $20.0 million) to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00: 1.00. The Company was in compliance with this financial covenant as of September 30, 2009.

Excess Cash Flow Payment

In April 2009, the Company paid an additional $5.6 million principal amount of its credit facility term loans as a result of excess cash flows generated during the year ended December 31, 2008, as calculated under the terms of the credit agreement.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of September 30, 2009 except for debt. As of September 30, 2009, the $280.9 million principal amount of borrowings outstanding under the Company’s senior credit facilities had an estimated fair market value of approximately $268.2 million, the $300.0 million principal amount of the Company’s 9.5% Senior Notes due 2015 had an estimated fair market value of approximately $272.3 million, and the $350.0 million principal amount of the Company’s 8  7/8% Senior Secured Notes due 2017 had an estimated fair market value of approximately $348.3 million. The estimated market values as of September 30, 2009 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on volume traded by any given security firm and other factors.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s swap agreements qualify for cash flow hedge accounting. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of September 30, 2009 were as follows:

Notional Amount (in thousands)	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate

$265,000	06/30/2011	Cash Flow Hedge	0.29%	2.85%

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

The fair value, on a gross basis, of the Company’s derivative financial instruments included in the accompanying consolidated balance sheet as of September 30, 2009 is presented as follows:

	Balance Sheet Location	Fair Value (in thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap agreements	Other long-term liabilities	8,422

Total derivatives		$8,422

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

The activity for the three months ended September 30, 2009 related to the Company’s derivative financial instruments designated as hedging instruments is presented as follows:

	Amount of Loss Recognized in Other Comprehensive Loss on Derivatives (in thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Earnings (effective portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Earnings (effective portion)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap agreements	$(584)	Not applicable	$—

Total derivatives	$(584)		$—

The activity for the nine months ended September 30, 2009 related to the Company’s derivative financial instruments designated as hedging instruments is presented as follows:

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives (effective portion) (in thousands)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:
Interest rate swap agreements	$6,069	Not applicable	$—	$—

Total derivatives	$6,069		$—	$—

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument. The discontinuation of hedge accounting would result in a reclassification into earnings of any gains or losses that are currently being reported in accumulated other comprehensive loss. The Company does not expect to reclassify any amounts from accumulated other comprehensive loss into earnings within the next 12 months. In June 2009, the Company reduced the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million in connection with its debt refinancing transaction in June 2009 as described above in this Note 4. As a result, the Company reclassified $4.5 million from accumulated other comprehensive income to debt extinguishment and related costs in the accompanying condensed consolidated statements of operations.

5.    INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes. ASC 740 requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a full valuation allowance for its net deferred tax assets because of uncertainties that exist relative to its ability to utilize the net deferred assets. The valuation allowance was determined in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The provisions for income taxes for the three and nine months ended September 30, 2009 were for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. ASC 740 requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of September 30, 2009 was $0.7 million, the majority of which, if recognized, would affect the effective tax rate.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2009, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2004.

6.    STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2009, PAETEC Holding’s board of directors authorized the repurchase of up to $25.0 million of PAETEC Holding’s outstanding common stock through December 31, 2010, subject to conditions. PAETEC Holding may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC Holding to repurchase any specific number of shares and may be modified or discontinued at any time. The board of directors has fixed the size of the program at approximately the maximum amount currently permitted under PAETEC Holding’s debt agreements for the period indicated assuming future compliance with applicable covenants. PAETEC Holding’s previous stock repurchase program expired in August 2009.

During the three months ended September 30, 2009, PAETEC Holding repurchased, at fair value and on the open market, a total of 299,900 shares of its common stock at a total cost of approximately $0.8 million under its previous stock repurchase program. For the nine months ended September 30, 2009, PAETEC Holding repurchased, at fair value and on the open market, a total of 923,100 shares of its common stock at a total cost of approximately $1.6 million under that program. In connection with the repurchases, PAETEC Holding paid commissions totaling less than $0.1 million. The repurchased shares were retired and resumed the status of authorized and unissued shares.

7.    SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

For the three month purchase period ended September 30, 2009, PAETEC Holding issued 133,981 shares of common stock pursuant to its Employee Stock Purchase Plan (“ESPP”) at a purchase price of approximately $3.48 per share, which represented 90% of the closing price of the common stock on September 30, 2009, as reported on the NASDAQ Global Select Market. Compensation expense attributable to the ESPP for the three and nine months ended September 30, 2009, totaled approximately $0.1 million. As of September 30, 2009, 2,832,773 shares of common stock remained available for issuance under the ESPP.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	12,859,100	$4.40
Granted	774,840	$1.47
Exercised	(337,220)	$1.99
Canceled	(743,513)	$3.51
Forfeited	(178,492)	$5.49

Outstanding at September 30, 2009	12,374,715	$4.32	5.2	$11,200

Exercisable at September 30, 2009	9,996,927	$4.19	4.5	$8,477

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock. The total intrinsic value of options exercised during the nine months ended September 30, 2009 was approximately $0.4 million.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

For options granted during the nine months ended September 30, 2009 and 2008, the weighted average fair value of the stock options granted, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.98 and $3.80, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected option life (in years)	6.0	5.0–6.0
Risk free interest rate	2.0% – 2.9%	2.7% – 3.6%
Expected volatility	73.8% – 75.8%	56.6% – 69.2%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $3.4 million for the nine months ended September 30, 2009 and approximately $9.8 million for the nine months ended September 30, 2008. Total compensation expense related to stock options granted was approximately $0.7 million for the three months ended September 30, 2009 and approximately $2.3 million for the three months ended September 30, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes stock option information as of September 30, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $2.10	3,482,073	$1.69	2,584,700	$1.82
$2.11 - $3.15	1,835,596	$2.34	1,610,187	$2.33
$3.16 - $7.35	4,742,356	$4.40	4,379,442	$4.42
$7.36 - $23.50	2,314,690	$9.71	1,422,598	$9.86

	12,374,715	$4.32	9,996,927	$4.19

As of September 30, 2009, there was approximately $4.6 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted-average period of approximately 1.5 years.

Stock Unit Activity

The following table summarizes stock unit activity for the nine months ended September 30, 2009:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	11,158,561	$4.99
Granted	745,940	$1.17
Vested	(6,466,160)	$2.65
Forfeited	(642,246)	$4.33

Outstanding at September 30, 2009	4,796,095	$5.57

The total intrinsic value of stock units that vested during the nine months ended September 30, 2009 was approximately $20.0 million. In connection with the vesting of stock units during the nine months ended September 30, 2009, the Company withheld 2,099,368 shares of PAETEC Holding common stock, having a total value of approximately $6.6 million, to satisfy income tax withholding requirements.

Total compensation expense related to stock units granted was approximately $9.5 million for the nine months ended September 30, 2009 and approximately $7.9 million for the nine months ended September 30, 2008. Total compensation expense related to stock units granted was approximately $1.8 million for the three months ended September 30, 2009 and approximately $2.8 million for the three months ended September 30, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

As of September 30, 2009, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $14.9 million. The Company expects to recognize the expense over a weighted-average period of approximately 1.8 years.

Warrant Activity

The following table summarizes warrant activity for the nine months ended September 30, 2009:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	2,034,180	$2.28
Granted	600,000	$2.89
Exercised	—	—
Canceled	(32,460)	$3.09
Forfeited	(6,490)	$3.08

Outstanding at September 30, 2009	2,595,230	$2.41	4.8	$3,914

Exercisable at September 30, 2009	1,987,927	$2.26	3.2	$3,324

During the three months ended September 30, 2009, PAETEC Holding adopted the PAETEC Holding Corp. 2009 Agent Incentive Plan (the “2009 Warrant Plan”). The 2009 Warrant Plan provides for the issuance of up to 600,000 shares of common stock upon the exercise of warrants granted under the plan to independent sales agents of the Company. Vesting of the warrants is conditioned upon the warrant holder’s achievement and maintenance of specified revenue levels. The 2009 Warrant Plan is designed to create an incentive for the sales agents and is administered by the Company’s senior management.

During the three months ended September 30, 2009, the Company granted warrants to purchase 600,000 shares under the 2009 Warrant Plan. The warrants are accounted for under the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”) and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). In accordance with ASC 505-50, the measurement date will be the date at which the agent’s performance is complete. At the measurement date, the Company will estimate the fair value of each warrant using the Black-Scholes option pricing model.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on September 30, 2009 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on September 30, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock.

During the three months ended September 30, 2009 the Company recognized approximately $1.5 million of stock-based compensation expense in connection with an amendment to the outstanding US LEC warrants in order to extend the expiration dates of the warrants. These warrants were originally assumed by the Company pursuant to the US LEC merger on February 28, 2007, at which time they were fully vested.

Total stock-based compensation expense related to the warrants was approximately $1.5 million for the three and nine months ended September 30, 2009 and less than $0.1 million for the three and nine months ended September 30, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information relating to outstanding warrants as of September 30, 2009:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Shares of Common Stock Underlying Warrants	Weighted- Average Exercise Price	Shares of Common Stock Underlying Warrants	Weighted- Average Exercise Price
$0.00 - $2.78	1,737,996	$1.98	1,737,185	$1.98
$2.79 - $4.00	710,359	$2.98	103,867	$3.43
$4.01 - $5.00	146,875	$4.70	146,875	$4.70

	2,595,230	$2.41	1,987,927	$2.26

8.    LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three and nine months ended September 30, 2009 and 2008, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except share and per share data)
	2009	2008	2009	2008
Net loss	$(6,525)	$(355,788)	$(26,318)	$(373,462)

Weighted average common shares outstanding – basic and diluted	145,150,055	145,713,961	142,571,703	139,033,479

Net loss per common share – basic and diluted	$(0.04)	$(2.44)	$(0.18)	$(2.69)

For the three and nine months ended September 30, 2009 and 2008, the Company had outstanding options, warrants and restricted stock units for 19,766,040 and 26,604,363 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

9.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2009, the Company had entered into agreements with vendors to purchase approximately $17.4 million of equipment and services, of which the Company expects $10.4 million to be delivered and payable in the year ending December 31, 2009, $2.4 million in the year ending December 31, 2010, $1.7 million in the year ending December 31, 2011, $1.2 million in the year ending December 31, 2012, and $1.7 million in the year ending December 31, 2013 and thereafter.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of September 30, 2009, the Company’s minimum commitments under these agreements totaled $310.3 million, of which $33.2 million expire in the year ending December 31, 2009, $124.9 million expire in the year ending December 31, 2010, $123.1 million expire in the year ending December 31, 2011, $14.3 million expire in the year ending December 31, 2012, and the remaining $14.8 million expire in the year ending December 31, 2013 and thereafter. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Letters of Credit

The Company is party to letters of credit totaling $7.8 million as of September 30, 2009. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

Legal Proceedings

The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation or other legal proceedings is inherently unpredictable. The Company’s management, however, believes that there is no litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, except as indicated below.

Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue (“IDOR”) with respect to the purchase of certain equipment from 1996 through 2005. These assessments, including estimated interest and penalties, originally amounted to approximately $16.5 million. In April 2009, the Company settled a portion of these disputes with the IDOR. The Company’s commitments under the settlement did not have a material impact on the Company’s consolidated financial statements. As of September 30, 2009, the protested assessments levied by the IDOR still in dispute, including interest and penalties, amount to approximately $10.4 million. The Company believes that it has meritorious defenses against a significant portion of these assessments and intends to pursue vigorously its defenses during the appeal process. If the Company were to be unsuccessful in its defense against the assessments, it may face additional assessments for the fiscal years 2006 through 2008. These additional assessments, including estimated interest and penalties, are estimated at $2.1 million.

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

10.    FAIR VALUE MEASUREMENTS

The provisions of ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring the fair value of financial assets and financial liabilities by establishing a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of September 30, 2009 and December 31, 2008, respectively:

	Fair Value Measurements as of September 30, 2009 Using:
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	—	$27,501	—

Liabilities
Interest rate swaps	—	$8,422	—

	Fair Value Measurements as of December 31, 2008 Using:
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	—	$122,368	—

Liabilities
Interest rate swaps	—	$19,022	—

The fair value of cash and cash equivalents presented in the table above are primarily composed of the Company’s investments in money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments.

11.    INTEGRATION AND SEPARATION COSTS

In connection with the McLeodUSA merger, the Company recorded contract termination costs in the preliminary allocation of the purchase price in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the three and nine months ended September 30, 2009, the Company paid $0.3 million and $1.0 million, respectively, of contract termination costs and expects to pay the balance of the recorded costs over the remaining contract periods through December 2014.

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through September 30, 2009:

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance September 30, 2009
	(in thousands)
Contract termination costs	$3,097	—	$972	$2,125

In the year ended December 31, 2008, the Company recorded integration costs in connection with the McLeodUSA merger, primarily related to employee separations, and additional separation costs associated with certain involuntary employee separations. During the three and nine months ended September 30, 2009, the Company paid $1.0 million and $6.0 million, respectively, of severance costs associated with these integration and separation transactions and expects to pay the balance of the recorded costs through December 2012.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the obligations recognized by the Company in connection with the integration and separation costs and related activity through September 30, 2009:

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance September 30, 2009
	(in thousands)
Severance costs	$8,701	—	$6,033	$2,668

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of SFAS No. 167 on its financial statements.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820). The purpose of this ASU is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. The adoption of this standard did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this ASU on its financial statements.

13.    SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events through November 6, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 6, 2009, there were no subsequent events which required recognition or disclosure, except as discussed below.

Registered Exchange Offer for Notes

On November 3, 2009, in accordance with registration rights granted to the purchasers of the Notes sold on June 29, 2009 (Note 4), the Company completed an exchange offer of all such Notes for notes with substantially identical terms that were registered under the Securities Act of 1933.

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

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that includes local and long distance voice, data, and broadband Internet access services. PAETEC had approximately 3,663 employees as of September 30, 2009. As of September 30, 2009, PAETEC Holding had in service 225,675 digital T1 transmission lines, which represented the equivalent of 5,416,200 access lines, for over 46,000 business customers in a service area encompassing 84 of the country’s top 100 metropolitan statistical areas.

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

Network Services. PAETEC delivers integrated communications services, including local services, long distance services and data and Internet services, to end users on a retail basis, which the company refers to as its “network services.” PAETEC’s core network services are those that generate revenue from retail enterprise customers to which PAETEC delivers such integrated communications services on primarily T1 or larger access lines, which excludes access fee and reciprocal compensation fee revenue related to network services and revenue from the company’s non-core “plain old telephone service,” or “POTS,” operations involving the provision basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network.

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

Depreciation and Amortization. Depreciation and amortization include depreciation of PAETEC’s telecommunications network and equipment, computer hardware and purchased software, office equipment, furniture and fixtures, and buildings, as well as amortization of intangible assets.

Debt Extinguishment and Related Costs. PAETEC’s debt extinguishment and related costs include expenses related to the repayment of outstanding term loans under PAETEC’s senior secured credit facilities and costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009.

Interest Expense. Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities, senior notes and senior secured notes, amortization of debt issuance costs, debt discounts, and interest due on PAETEC’s capital lease obligations and other debt.

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

Stock-Based Compensation. PAETEC’s employees participate in a variety of equity incentive plans. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 718, Compensation. PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Impairment Charge. PAETEC assesses the carrying value of its goodwill annually or as events or circumstances change. In accordance with its impairment assessment process, PAETEC recorded a non-cash impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment in that quarter, and recorded an additional non-cash charge of $15.0 million in the fourth quarter of 2008 based on the finalization of that preliminary assessment. The goodwill impairment charges were attributable to weaker economic conditions in PAETEC’s markets. For more information about PAETEC’s impairment review policies and its 2008 impairment charges, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in PAETEC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. There was no change in goodwill during the nine months ended September 30, 2009.

Results of Operations

The following table presents selected operating data for the three and nine months ended September 30, 2009 and September 30, 2008. The comparison of PAETEC’s operating results for the nine months ended September 30, 2009, which we refer to as our “2009 nine-month period,” to our operating results for the nine months ended September 30, 2008, which we refer to as our “2008 nine-month period,” is materially affected by the acquisition of McLeodUSA Incorporated, or “McLeodUSA,” on February 8, 2008. McLeodUSA’s operating results are included in PAETEC’s operating results beginning on February 9, 2008. Because of the significance of this transaction, PAETEC’s operating results for the 2009 nine-month period and 2008 nine-month period are not directly comparable. PAETEC’s operating results for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008 (1)
	(dollars in thousands)
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:

Network services revenue	$315,859	80%	$319,668	79%	$945,881	79%	$922,853	79%
Carrier services revenue	63,536	16%	70,305	17%	199,066	17%	199,928	17%
Integrated solutions revenue	16,257	4%	16,100	4%	45,116	4%	47,360	4%

Total revenue	395,652	100%	406,073	100%	1,190,063	100%	1,170,141	100%
Cost of sales (2)	194,532	49%	203,352	50%	590,374	50%	581,443	50%
Selling, general and administrative expenses (3)	140,894	36%	149,703	37%	422,471	35%	428,337	37%
Sales and use tax settlement	—	*	—	*	(1,200)	*	—	*
Impairment charge	—	*	340,000	84%	—	*	340,000	29%
Integration and separation costs	—	*	3,800	1%	—	*	7,225	1%
Depreciation and amortization	46,374	12%	53,357	13%	138,746	12%	145,543	12%

Income (loss) from operations	13,852	4%	(344,139)	(85)%	39,672	3%	(332,407)	(28)%
Debt extinguishment and related costs	—	*	—	*	10,348	1%	—	*
Other (income) expense, net	(156)	*	259	*	(928)	*	(265)	*
Interest expense	19,776	5%	18,243	4%	54,300	5%	54,783	5%

Loss before income taxes	(5,768)	(2)%	(362,641)	(89)%	(24,048)	(2)%	(386,925)	(33)%
Provision for (benefit from) income taxes	757	*	(6,853)	(2)%	2,270	*	(13,463)	(1)%

Net loss	$(6,525)	(2)%	$(355,788)	(88)%	$(26,318)	(2)%	$(373,462)	(32)%

Adjusted EBITDA (4)	$64,238		$57,788		$191,686		$177,432

*	Less than one percent
(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Exclusive of operating items shown separately below.
(3)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(4)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, debt extinguishment and related costs, impairment charge, sales and use tax settlement, integration and separation costs, and gain on non-monetary transaction. Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008 (1)
	(dollars in thousands)
Net loss	$(6,525)	$(355,788)	$(26,318)	$(373,462)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	46,374	53,357	138,746	145,543
Interest expense, net of interest income	19,628	18,147	53,499	53,751
Provision for (benefit from) income taxes	757	(6,853)	2,270	(13,463)

EBITDA	60,234	(291,137)	168,197	(187,631)
Stock-based compensation	4,022	5,125	14,583	17,838
Debt extinguishment and related costs	—	—	10,348	—
Impairment charge	—	340,000	—	340,000
Sales and use tax settlement	—	—	(1,200)	—
Integration and separation costs	—	3,800	—	7,225
Gain on non-monetary transaction	(18)	—	(242)	—

Adjusted EBITDA	$64,238	$57,788	$191,686	$177,432

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

Revenue. Total revenue decreased $10.4 million, or 2.6%, to $395.7 million for the 2009 quarter from $406.1 million for the 2008 quarter. The decrease in total revenue was primarily attributable to customer attrition in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition, which attrition accounted for approximately $5.6 million of the decrease, and to a decline in access fee revenue and reciprocal compensation of approximately $4.8 million. Of total revenue for the 2009 quarter, revenue from network services, carrier services and integrated solutions accounted for 79.8%, 16.1% and 4.1%, respectively, compared to 78.7%, 17.3% and 4.0%, respectively, for the 2008 quarter.

Revenue from network services decreased $3.8 million, or 1.2%, to $315.9 million for the 2009 quarter from $319.7 million for the 2008 quarter. The decrease in network services revenue primarily resulted from customer attrition in the non-strategic POTS portion of the business, which accounted for approximately $4.2 million of the decrease, and a decrease in access fee revenue and reciprocal compensation of approximately $0.9 million. For the 2009 quarter, revenue from monthly recurring fees and usage-based fees accounted for 72.3% and 26.6%, respectively, of revenue from network services, compared to 71.6% and 28.0%, respectively, of such revenue for the 2008 quarter. Revenue from core network services accounted for 72.6% of total revenue for the 2009 quarter, compared to 70.4% for the 2008 quarter. Revenue from core network services increased $1.3 million, or 0.5%, to $287.1 million for the 2009 quarter from $285.8 million for the 2008 quarter. The increase in core network services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service and from increased revenue from dynamic internet protocol and multi-site virtual private network sales. Results of the network services business were affected by lower billable minutes of use, increased pricing pressure, and continued customer attrition, particularly in the non-strategic POTS portion of the business. PAETEC anticipates that these factors will adversely affect the performance of its network services business for the remainder of 2009.

Revenue from carrier services decreased $6.8 million, or 9.6%, to $63.5 million for the 2009 quarter from $70.3 million for the 2008 quarter. The decrease in carrier services revenue primarily resulted from a decrease in access fee revenue and reciprocal compensation of approximately $3.9 million and customer attrition in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition, which accounted for approximately $1.4 million of the decrease. Revenue from core carrier services accounted for 11.5% of total revenue for the 2009 and 2008 quarter. Revenue from core carrier services decreased $1.5 million, or 3.1%, to $45.3 million for the 2009 quarter from $46.8 million for the 2008 quarter. The decrease in core carrier services revenue primarily resulted from lower long distance usage. For the 2009 quarter, these operating trends affected the relative contribution to revenue of monthly recurring fees and usage-based fees, which accounted for 48.5% and 41.9%, respectively, of revenue from carrier services for the 2009 quarter, compared to 43.1% and 49.8%, respectively, of such revenue for the 2008 quarter.

Access fee revenue and reciprocal compensation included in network services revenue and access fee revenue and reciprocal compensation included in carrier services revenue together accounted for 8.1% of total revenue for the 2009 quarter, compared to 9.1% for the 2008 quarter. Reciprocal compensation revenue included in network services revenue and reciprocal compensation revenue included in carrier services revenue together accounted for 1.3% of total revenue for the 2009 quarter, compared to 1.7% for the 2008 quarter. Access fee revenue as a percentage of network services usage-based fees increased to 19.4% for the 2009 quarter from 19.1% and for the 2008 quarter, while reciprocal compensation as a percentage of network services usage-based fees remained constant at 2.2% for the 2009 and 2008 quarters. Network access fee revenue as a percentage of network services usage-based fees increased primarily due to a lesser decline in minutes of use. Access fee revenue as a percentage of carrier services usage-based fees increased to 39.8% for the 2009 quarter from 37.5% for the 2008 quarter. Reciprocal compensation as a percentage of carrier services usage-based fees decreased to 12.6% for the 2009 quarter from 13.5% for the 2008 quarter. The decrease in reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward Internet protocol-based services and other services that do not generate as much or any reciprocal compensation for PAETEC. PAETEC believes that the decrease in reciprocal compensation also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to continuing consolidation in the wireless communications industry.

Revenue from integrated solutions services increased $0.2 million, or 1.0%, to $16.3 million for the 2009 quarter from $16.1 million for the 2008 quarter. The increase in revenue generated by the integrated solutions business was a result of modest growth in both telecommunications equipment and software sales.

Cost of Sales. Cost of sales decreased to $194.5 million for the 2009 quarter from $203.4 million for the 2008 quarter, in part because of a decline in minutes of use as the company’s product mix continues to evolve away from more usage-sensitive products.

Leased transport charges increased to $153.5 million, or 78.9% of cost of sales, for the 2009 quarter from $153.0 million, or 75.2% of cost of sales, for the 2008 quarter. The increase of leased transport charges as a percentage of cost of sales was primarily attributable to the cost associated with the increased number of digital T1 transmission lines in service and to a decline in minutes of use.

Usage costs for local and long distance calls decreased to $30.7 million, or 15.8% of cost of sales, for the 2009 quarter from $39.6 million, or 19.5% of cost of sales, for the 2008 quarter. The decrease was attributable in part to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue decreased to 49.2% for the 2009 quarter from 50.1% for the 2008 quarter. The decrease was primarily attributable to continued network optimization and network cost control efforts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $140.9 million for the 2009 quarter from $149.7 million for the 2008 quarter. Salaries, wages and benefits decreased by $6.7 million, primarily due to a decrease in the number of employees from approximately 3,914 at September 30, 2008 to approximately 3,663 at September 30, 2009. A decrease in sales and marketing expenses also contributed to the decline in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of total revenue decreased to 35.6% for the 2009 quarter from 36.9% for the 2008 quarter.

Depreciation and Amortization. Depreciation and amortization expense decreased to $46.4 million for the 2009 quarter from $53.4 million for the 2008 quarter. The decrease was largely attributable to the completion of purchase accounting valuations, which resulted in a decrease to the fair values assigned to property and equipment obtained in our acquisition of McLeodUSA.

Interest Expense. PAETEC’s average outstanding debt balances increased to $941.4 million for the 2009 quarter from $882.7 million for the 2008 quarter, primarily as a result of the $50.0 million principal amount of loans PAETEC obtained in October 2008 under its revolving credit facility and also as a result of PAETEC’s issuance in June 2009 of its 8  7 /8% Senior Secured Notes due 2017, or “senior secured notes,” and application of the note proceeds to repay outstanding credit facility term loans. Interest expense increased to $19.8 million for the 2009 quarter from $18.2 million for the 2008 quarter, as the weighted average annual borrowing rates under PAETEC’s credit facilities and its notes increased to 7.9% as of September 30, 2009 from 7.7% as of September 30, 2008, primarily due to PAETEC’s issuance of the senior secured notes and application of the note proceeds to repay outstanding credit facility term loans.

Income Taxes. The provision for income taxes for the 2009 quarter was for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the 2009 nine-month period was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets. PAETEC recorded a full valuation allowance initially as of December 31, 2008 for its net deferred tax assets because of uncertainties that exist relative to its ability to utilize the net deferred assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. PAETEC intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

ASC 740 requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of September 30, 2009 was $0.7 million, the majority of which, if recognized, would affect the effective tax rate. PAETEC recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2009, PAETEC had less than $0.1 million of accrued interest related to unrecognized tax benefits.

PAETEC files U.S. federal income tax returns and income tax returns in various state jurisdictions. PAETEC is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before 2004.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

Revenue. Total revenue increased $19.9 million, or 1.7%, to $1,190.1 million for the 2009 nine-month period from $1,170.1 million for the 2008 nine-month period, principally because of the inclusion of McLeodUSA’s results for the full 2009 nine-month period. Of total revenue for the 2009 nine-month period, revenue from network services, carrier services and integrated solutions accounted for 79.5%, 16.7% and 3.8%, respectively, compared to 78.9%, 17.1% and 4.0%, respectively, for the 2008 nine-month period.

Revenue from network services increased $23.0 million, or 2.5%, to $945.9 million for the 2009 nine-month period from $922.9 million for the 2008 nine-month period. For the 2009 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 72.1% and 26.9%, respectively, of revenue from network services, compared to 71.2% and 28.2%, respectively, of such revenue for the 2008 nine-month period. Revenue from core network services accounted for 72.1% of total revenue for the 2009 nine-month period, compared to 70.4% for the 2008 nine-month period. Revenue from core network services increased $34.6 million, or 4.2%, to $857.9 million for the 2009 nine-month period from $823.3 million for the 2008 nine-month period. The increase in core network services revenue primarily resulted from the inclusion of McLeodUSA’s results for the full 2009 nine-month period, from an increase in the number of digital T1 transmission lines in service and from increased revenue from dynamic internet protocol and multi-site virtual private network sales. Growth of the network services business were affected by lower billable minutes of use, increased pricing pressure, and continued customer attrition, particularly in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition.

Revenue from carrier services decreased $0.9 million, or 0.4%, to $199.1 million for the 2009 nine-month period from $199.9 million for the 2008 nine-month period. Revenue from core carrier services accounted for 12.0% of total revenue for the 2009 nine-month period, compared to 11.3% for the 2008 nine-month period. The decrease in carrier services revenue primarily resulted from a decrease in access fee revenue and reciprocal compensation. For the 2009 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 46.4% and 44.4%, respectively, of revenue from carrier services, compared to 41.9% and 50.5%, respectively, of such revenue for the 2008 nine-month period. The increase in monthly recurring fees as a percentage of total carrier services revenue was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 nine-month period, as monthly recurring fees historically have represented a higher percentage of total carrier services revenue of McLeodUSA’s business than of PAETEC’s business.

Access fee revenue and reciprocal compensation included in network services revenue and access fee revenue and reciprocal compensation included in carrier services revenue together accounted for 8.0% of total revenue for the 2009 nine-month period, compared to 8.8% for the 2008 nine-month period. Reciprocal compensation revenue included in network services revenue and reciprocal compensation revenue included in carrier services revenue together accounted for 1.3% of total revenue for the 2009 nine-month period, compared to 1.6% for the 2008 nine-month period. Access fee revenue as a percentage of network services usage-based fees increased to 18.6% for the 2009 nine-month period from 17.5% for the 2008 nine-month period, while reciprocal compensation as a percentage of network services usage-based fees increased to 2.1% for the 2009 nine-month period from 1.9% for the 2008 nine-month period. Network access fee revenue grew primarily due to the inclusion of McLeodUSA’s results for the full 2009 nine-month period. Access fee revenue as a percentage of carrier services usage-based fees decreased to 36.6% for the 2009 nine-month period from 38.3% for the 2008 nine-month period. Reciprocal compensation as a percentage of carrier services usage-based fees decreased to 11.6% for the 2009 nine-month period from 13.7% for the 2008 nine-month period. The decrease in access fees and reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward Internet protocol-based services and other services that do not generate as much or any access fee revenue or reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to continuing consolidation in the wireless communications industry.

Revenue from integrated solutions services decreased $2.2 million, or 4.7%, to $45.1 million for the 2009 nine-month period from $47.4 million for the 2008 nine-month period. The decrease in revenue generated by the integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, was partly attributable to the effects of adverse economic conditions, primarily decreased demand for customer premise hardware.

Cost of Sales. Cost of sales increased to $590.4 million for the 2009 nine-month period from $581.4 million for the 2008 nine-month period, primarily due to the inclusion of McLeodUSA’s results for the full 2009 nine-month period.

Leased transport charges increased to $458.4 million, or 77.7% of cost of sales, for the 2009 nine-month period from $433.3 million, or 74.5% of cost of sales, for the 2008 nine-month period. The increase of leased transport charges as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 nine-month period.

Usage costs for local and long distance calls decreased to $102.3 million, or 17.3% of cost of sales, for the 2009 nine-month period from $114.0 million, or 19.6% of cost of sales, for the 2008 nine-month period. The decrease was attributable in part to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue decreased slightly from 49.7% for the 2008 nine-month period to 49.6% for the 2009 nine-month period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $422.5 million for the 2009 nine-month period from $428.3 million for the 2008 nine-month period. The decrease was primarily due to a decline in salaries, wages and benefits and a decrease in sales and marketing expenses. The decrease was partially offset by the inclusion of McLeodUSA’s results for the full 2009 nine-month period, which resulted in an increase in facilities expense to support the company’s more extensive network infrastructure after the McLeodUSA acquisition. Selling, general and administrative expenses as a percentage of total revenue decreased to 35.5% for the 2009 nine-month period from 36.6% for the 2008 nine-month period.

Depreciation and Amortization. Depreciation and amortization expense decreased to $138.7 million for the 2009 nine-month period from $145.5 million for the 2008 nine-month period. The decrease was largely attributable to the completion of purchase accounting valuations, which resulted in a decrease to the initial values assigned to property and equipment obtained in our acquisition of McLeodUSA. This decrease was partially offset by an increase in depreciation and amortization expense as a result of the inclusion of McLeodUSA’s results for the entire 2009 nine-month period.

Debt Extinguishment and Related Costs. In the 2009 nine-month period, PAETEC recognized $10.3 million of debt extinguishment and related costs, which represented the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment of approximately $330.5 million of outstanding term loans under PAETEC’s credit facilities with the proceeds from its issuance and sale of its senior secured notes on June 29, 2009 and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million.

Interest Expense. PAETEC’s average outstanding debt balances increased to $931.4 million for the 2009 nine-month period from $877.2 million for the 2008 nine-month period, primarily as a result of the $50.0 million principal amount of loans PAETEC obtained in October 2008 under its revolving credit facility and also as a result of PAETEC’s issuance in June 2009 of its senior secured notes and application of the note proceeds to repay outstanding credit facility term loans. Interest expense decreased slightly to $54.3 million for the 2009 nine-month period from $54.8 million for the 2008 nine-month period, as the effect of higher debt levels and PAETEC’s issuance in June 2009 of its senior secured notes was offset by a decline in the weighted average annual borrowing rates under PAETEC’s credit facilities and its notes to 7.5% for the nine-month period ended September 30, 2009 from 7.9% for the nine-month period ended September 30, 2008.

Income Taxes. The provision for income taxes for the 2009 nine-month period was for certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the 2009 nine-month period was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

The benefit for income taxes for the 2008 nine-month period includes a benefit from federal and state taxes and was based on the estimated annual effective tax rate applicable to PAETEC for 2008. The difference between the statutory rate and the effective tax rate for the 2008 nine-month period was primarily due to the impact of non-deductible stock based compensation.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, borrowings under credit facilities, issuances of debt securities, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the nine months ended September 30, 2009 and 2008, respectively, were as follows:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$90,142	$71,529
Net cash used in investing activities	$(84,218)	$(195,994)
Net cash (used in) provided by financing activities	$(28,923)	$84,032

The $18.6 million increase in cash flows from operating activities for the 2009 nine-month period over the 2008 nine-month period was primarily attributable to a $14.8 million increase in net income adjusted for non-cash items and a $3.8 million increase in working capital.

PAETEC’s investing activities during the 2009 nine-month period related primarily to the purchase and installation of property and equipment, while its investing activities during the 2008 nine-month period related primarily to the McLeodUSA acquisition. PAETEC also made expenditures related to the purchase and installation of property and equipment during the 2008 nine-month period.

Net cash used in financing activities of $28.9 million for the 2009 nine-month period was primarily related to the repayment of $10.0 million in aggregate principal amount of loans outstanding under PAETEC’s revolving credit facility, the payment of debt issuance costs incurred in connection with PAETEC’s issuance and sale of its senior secured notes on June 29, 2009, and payments of tax withholding amounts on stock units that vested during the period in lieu of issuing shares of common stock of equal value. Net cash provided by financing activities in the 2008 nine-month period of $84.0 million was primarily related to the $100 million of borrowings under PAETEC’s incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

During the 2009 quarter, there were no material changes in PAETEC’s contractual obligations as set forth in PAETEC’s Annual Report on Form 10-K for its 2008 fiscal year and as updated in PAETEC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

Indebtedness. At September 30, 2009, PAETEC had approximately $928.4 million of total indebtedness, net of unamortized discount of $13.3 million, which had an overall weighted average annual interest rate of 7.6%, including debt discount and excluding deferred financing costs. Of this total indebtedness, an aggregate principal amount of $240.9 million was outstanding under the company’s senior secured credit facility term loans, an aggregate principal amount of $40.0 million was outstanding under the company’s revolving credit facility, an aggregate principal amount of $350.0 million was outstanding under the company’s senior secured notes, and an aggregate principal amount of $300.0 million was outstanding under the company’s 9.5% Senior Notes due 2015, or “senior notes.”

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

On September 30, 2009, the Company paid down $10.0 million in aggregate principal amount of loans outstanding under its revolving credit facility.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt (defined for purposes of the credit agreement as total consolidated debt less cash and cash equivalents in excess of $20.0 million) to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date may not exceed 5.00: 1.00. PAETEC was in compliance with this financial covenant as of September 30, 2009.

See Note 4 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s indebtedness.

Stock Repurchase Program. During the 2009 quarter, PAETEC Holding’s board of directors authorized the repurchase of up to $25.0 million of PAETEC Holding’s outstanding common stock through December 31, 2010, subject to conditions. PAETEC may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC to repurchase any specific number of shares and may be modified or discontinued at any time. The board of directors has fixed the size of the program at approximately the maximum amount currently permitted under PAETEC’s debt agreements for the period indicated assuming future compliance with applicable covenants. PAETEC’s previous stock repurchase program expired in August 2009.

During the 2009 quarter, PAETEC Holding repurchased, at fair value and on the open market, a total of 299,900 shares of its common stock at a total cost of approximately $0.8 million under PAETEC’s previous stock repurchase program. For the 2009 nine-month period, PAETEC Holding repurchased, at fair value and on the open market, a total of 923,100 shares of its common stock at a total cost of approximately $1.6 million under that program. In connection with the repurchases, PAETEC Holding paid commissions totaling less than $0.1 million.

Capital and Cash Requirements. PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $27.7 million in the 2009 quarter and approximately $84.9 in the 2009 nine-month period. PAETEC expects to fund all of its 2009 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of September 30, 2009, PAETEC had entered into agreements with vendors to purchase approximately $17.4 million of equipment and services, of which PAETEC expects $10.4 million to be delivered and payable in the fourth quarter of 2009, $2.4 million in 2010, $1.7 million in 2011, $1.2 million in 2012, and $1.7 million in 2013 and thereafter.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or “SFAS No. 167.” This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. PAETEC is currently evaluating the impact of SFAS No. 167 on its financial statements.

In August 2009, the FASB issued Accounting Standard Update, or “ASU,” 2009-05, Fair Value Measurements and Disclosures (Topic 820). The purpose of this ASU is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. The adoption of this standard did not have a material impact on PAETEC’s financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. PAETEC is currently evaluating the impact of this ASU on its financial statements.

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

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of September 30, 2009, $280.9 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through an interest rate swap contract, PAETEC had capped its interest rate exposure through June 30, 2011 at a rate of 2.85% on $265.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $265.0 million of variable-rate debt subject to an interest rate swap contract as of September 30, 2009 would result in a fluctuation of approximately $2.7 million in the company’s annual interest expense in the absence of the interest rate swap contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

PAETEC is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Legal Proceedings” in Part I of that report and under the caption “Litigation” in Note 13 to the consolidated financial statements included in that report, and in the notes to the condensed consolidated financial statements included in our subsequently filed SEC reports. For updated information about some of these proceedings, see Note 9 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in Note 9 under the caption “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

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

Item. 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)    The following table provides information about our purchases of common stock during the quarter ended September 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)

July 1, 2009 – July 31, 2009	—	$—	—	$16,242
Aug. 1, 2009 – Aug. 31, 2009	299,900	$2.58	299,900	$0
Sept. 1, 2009 – Sept. 30, 2009	—	$—	—	$25,000

Quarter ended Sept. 30, 2009	299,900	$2.58	299,900	$25,000

(1)	Represents shares of common stock purchased by PAETEC in open-market transactions pursuant to the repurchase program announced on August 13, 2008, providing for the repurchase from time to time of up to $30 million of PAETEC’s common stock, at the company’s discretion, through August 2009.
(2)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.
(3)	The repurchase program announced on August 13, 2008 expired in August 2009. On September 9, 2009, PAETEC announced the approval of a new repurchase program, providing for the repurchase from time to time of up to $25 million of PAETEC’s common stock, at the company’s discretion, through December 2010. No repurchases were made under the new program through September 30, 2009.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description

10.1	PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.7 to PAETEC Holding Corp.’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

10.2	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.6 to PAETEC Holding Corp.’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp.
(Registrant)

Dated: November 6, 2009	By:	/S/ KEITH M. WILSON
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.7 to PAETEC Holding Corp.’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

10.2	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.6 to PAETEC Holding Corp.’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.