Form 10-K
period 2009-12-31
PAETEC Holding Corp.
filed 2010-03-12
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $288.4 million based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the registrant’s common stock outstanding on March 5, 2010 was 145,556,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2010 Annual Meeting of Stockholders	Part III

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

Unless we indicate otherwise, references in this report to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and PAETEC Corp. and its subsidiaries for all periods before the completion of the merger with US LEC Corp., or “US LEC,” on February 28, 2007. For the period beginning on March 1, 2007 through February 8, 2008, such references refer to PAETEC Holding Corp. and its subsidiaries, including US LEC and its subsidiaries. On February 8, 2008, PAETEC completed its acquisition by merger of McLeodUSA Incorporated, or “McLeodUSA.” For the period beginning on February 9, 2008, such references refer to PAETEC Holding Corp. and its subsidiaries, including US LEC and McLeodUSA and their respective subsidiaries.

Item 1.	Business.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that encompasses data services, including broadband Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of March 1, 2010, PAETEC Holding had in service 234,116 digital T1 transmission lines, which represented the equivalent of 5,618,784 access lines, for approximately 44,000 business customers in a service area encompassing 84 of the top 100 metropolitan statistical areas.

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

PAETEC’s Business

PAETEC provides a range of data and voice services on a retail basis to large, medium-sized and, to a lesser extent, small end-user business customers. PAETEC complements its offering of these “network services” with sales to its retail customers of “integrated solutions,” including software applications, network integration services, managed and other services, energy services and communications equipment. PAETEC also offers a range of data and voice “carrier services” on a wholesale basis to other communications companies and to larger-scale purchasers of network capacity. PAETEC’s retail sales and marketing initiatives focus on bundling its network services and integrated solutions for sale to its core business and institutional customers. PAETEC believes this bundling adds value for its customers and increases its share of its customers’ expenditures on communications services.

As of March 1, 2010, PAETEC delivered its communications services in 48 states and the District of Columbia, had broadband network and facilities spanning approximately 20,080 local route miles, operated 122 switching facilities that provide traditional voice and Internet Protocol, or “IP,” capabilities, and had more than 5,951,654 access line equivalents in service, including “plain old telephone service,” or “POTS,” lines relating to the provision of basic telephone services supplying standard line telephones, telephone lines and access to the public switched network.

Although PAETEC has an existing base of residential customers and it expects to continue to support that base, PAETEC does not actively market residential services to new customers. PAETEC’s provision of residential services is not a material part of its business.

PAETEC has designed its network, developed its back office systems and trained its employees and sales agents to support a broad line of services. PAETEC believes that its ability to bundle a package of value-added communications services enables it to build customer loyalty, increase the penetration of its existing markets and facilitate its entry into additional markets.

Network Services

PAETEC offers a range of network services and solutions to its retail end-user customers, encompassing both data services, including broadband Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. PAETEC also provides other services that relate to its core business, such as service management tools that permit its customers to prioritize their IP applications, as well as data backup and recovery applications, data center collocation services and web hosting services. PAETEC’s strategy has been to expand these service offerings over time and to complement them with a variety of “integrated solutions” that it also offers on a retail basis. PAETEC derived approximately 80% of its total revenue for 2009 from its network services.

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

•

Virtual private network services. Virtual private networks, or “VPNs,” are networks that are typically leased and that link multiple customer locations by using computer software to dedicate circuits solely for the customer’s use, instead of building a physical circuit to each customer location. PAETEC offers VPN services to businesses seeking a cost-effective means of creating their own secure networks for communicating and conducting business with their employees, customers and suppliers.

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

Access Services. In addition to services it provides to its retail end-user customers, PAETEC offers switched and dedicated access services that other communications providers use when they originate or terminate long distance calls to or from PAETEC’s retail end -user customers. PAETEC also provides access services to other local exchange carriers when it terminates local calls made by the customers of other local carriers.

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

•

Virtual NXX: PAETEC also offers its business customers a remote office feature that enables them to place calls from any location which appear to be originating from their offices, as well as a simultaneous ring feature that provides customers with the ability to have their calls ring at multiple locations, affording customers greater flexibility than traditional call forwarding.

Carrier Services

PAETEC supplements the network services and integrated solutions it provides to end users on a retail basis with its wholesale offering of voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. PAETEC’s carrier services customers include communications companies that resell PAETEC’s local and long distance services, interactive voice response providers, Voice over Internet Protocol, or “VoIP,” providers, other competitive carriers such as PAETEC that were formed as a result of the Telecommunications Act of 1996, wireless service providers, web services providers and Internet service providers. PAETEC derived approximately 16% of its total revenue for 2009 from its carrier services.

PAETEC offers the following services to some or all of its carrier customers:

•

dedicated local services, including primary rate interface, or “PRI,” services, that provide high capacity local service for carrier access services, such as dial -up Internet access and VoIP services;

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

Integrated Solutions

As part of its package of retail solutions offerings, PAETEC offers a variety of customized services that help customers build and operate their own data and voice networks. Sales of these offerings can follow or often result in subsequent sales of one or more of PAETEC’s network services. These customized services enhance customer retention and frequently represent a decisive factor for customers that choose PAETEC over its competitors for the provision of network services. PAETEC derived approximately 4% of its total revenue for 2009 from its integrated solutions.

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

Customer Premise Equipment Sales, Installation and Leasing. PAETEC sells and installs equipment located on its customers’ premises. This equipment, including products from Avaya and Cisco, historically has included private branch exchanges, local area networks and servers and routers. Through its Allworx Corp., or “Allworx,” subsidiary, PAETEC develops and sells complete phone and network systems and provides software and digital hardware engineering services specifically designed to benefit small and medium-sized businesses. In addition, to complement its own work force, PAETEC establishes relationships with local equipment installation companies to sell and install equipment that PAETEC does not sell directly. PAETEC also facilitates the network integration efforts of select customers through its “Equipment for Services” program. This program helps customers secure financing from third parties to lease the telecommunications equipment. PAETEC includes the equipment lease charges due to the third party on the customers’ regular invoices for the communications services they purchase from PAETEC and remits the associated equipment lease payment collected from the customer to the third-party financing company.

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

PAETEC’s Network Architecture and Deployment

Overview. PAETEC has developed, installed and continues to invest in a flexible network that facilitates delivery of its voice and data services. To deploy its network, PAETEC employs:

•	a facilities-based network pursuant to which PAETEC owns approximately 20,080 route miles of fiber in portions of 27 states; and

•	a cost-effective strategy of combining telephone and data transmission lines that it leases with other electronic network components that it owns and operates.

This network deployment strategy has allowed PAETEC to enter new markets relatively rapidly and to offer its customers flexible technological solutions tailored to their specific needs. PAETEC believes that this network deployment strategy also will facilitate the company’s adoption and delivery of new technologies.

“Last Mile.” PAETEC primarily connects its customers to its network by leasing “special access” digital T1 transmission lines. PAETEC supplements its use of special access lines with unbundled network element, or “UNE,” high capacity loops, or UNE digital T1 transmission lines, which we refer to as “UNE digital T1.” Both types of access lines provide a dedicated connection between customer locations and PAETEC switches. PAETEC has obtained almost all of these leased digital transmission lines from the major incumbent local exchange carriers such as AT&T Inc., Verizon Communications, Qwest Corporation and CenturyTel, Inc. (which, after its acquisition of Embarq Corporation, refers to itself as “CenturyLink”). Each last mile connection provides PAETEC customers with up to 1.5 Megabits per second, or “Mb/s,” of network capacity, over which PAETEC can provide network services. PAETEC also has relationships with providers to supply alternative types of last mile connectivity to certain locations. PAETEC’s strategy traditionally has been to form relationships with multiple providers of last mile access to locations where alternative last mile facilities are available to improve service reliability through alternative network paths and to lower its costs through competitive procurement. PAETEC is able to provide direct access to a limited number of buildings using its own last mile facilities. These PAETEC-owned facilities are capable of providing up to 1 gigabit Ethernet managed services to the customers located in those buildings, as well as services via digital system cross-connect frame, or “DSX,” and very high capacity optical carrier, or “OC-n,” lines. PAETEC also can provide direct wireless “last mile” access using a variety of speeds over wireless spectrum at the DS-x, OC-x, or Ethernet levels of 10, 100 or 1,000 Mb/s.

Packet Technology. PAETEC’s network infrastructure and operations support systems enable it to control the types of services that it offers, how these services are packaged and how they are integrated to serve customers. Through its installation of IP routers at its switch sites, PAETEC has broadly deployed packet-based technology across its service area as it migrates from traditional circuit-switching technology. Circuit switch-based systems, which historically have dominated the public telephone network, establish a dedicated channel for each communication, such as a telephone call for voice or fax, maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switched systems format the information to be transmitted into a series of shorter digital messages called “packets.” Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. Unlike circuit-

switching, packet-switching does not require a single dedicated channel between communication points. This type of communication between sender and receiver is considered connectionless, rather than circuit-based. Traffic over the Internet, which is a connectionless network, uses packet-switching technology. We believe a transition to combining the delivery of PAETEC data and voice services over a converged packet-based network enables us to streamline the delivery of core communications services to our customer base in a more flexible manner than circuit-switching technology has permitted, to deliver a new generation of product offerings, and to leverage our network assets more effectively and efficiently.

Network Infrastructure and Backbone Network. PAETEC’s network backbone enables it to offer high-quality Internet access and VPN services. This backbone consists of high-capacity fiber optic facilities that allow PAETEC to transport traffic between points on its network. PAETEC has obtained a large fiber-based backbone that reaches portions of 27 states. As of March 1, 2010, PAETEC’s fiber backbone network spanned approximately 14,160 intercity and 5,920 metropolitan local route miles and encompassed approximately 1,041,100 intercity backbone fiber miles and 563,840 fiber miles of metropolitan local fiber optic cable. PAETEC primarily leases fiber backbone facilities between locations where it does not operate its fiber network. The packet-switching portion of PAETEC’s backbone is based on Internet Protocol, which is a broadly deployed standards-based protocol that allows unrelated computer networks to exchange data and is the technological basis of the Internet. IP technology has enabled PAETEC to accelerate network traffic flow and has made it easier and less costly for PAETEC to manage its network. This technology generally makes more of the network capacity available for revenue-generating customer traffic. PAETEC’s backbone network is intended to provide a network switching presence closer to the customer to reduce access mileage and switching costs, and to allow the company to expand its network rapidly to meet customer demand. The regional design also is intended to enhance service reliability and allow PAETEC to improve quality and performance.

Collocations. PAETEC has approximately 603 collocations, enabling it to access lower cost special access digital T1 lines and UNE digital T1 lines from within the central offices of regional Bell operating companies, or “RBOCs,” to connect to customer locations in local service areas using shorter access loops. In addition, PAETEC can serve outlying areas of its markets where it does not have collocations by using enhanced extended loops, or “EELs,” or special access T1 lines to connect more remote customer locations to its network.

Geographic Markets

As of March 1, 2010, PAETEC provided service in 84 of the top 100 metropolitan statistical areas and operated 122 switches.

Sales and Marketing

Network Services Sales Strategy. PAETEC targets large, medium-sized and, to a lesser extent, small business customers that it believes can benefit from the company’s value-added services. PAETEC pursues a decentralized sales strategy, which affords its sales representatives substantial flexibility to negotiate the pricing and other terms of its customer agreements, subject to meeting specified revenue and profitability requirements. For this strategy to succeed, PAETEC must be able to attract, train, motivate and retain skilled sales professionals. PAETEC seeks to recruit sales representatives with experience working for other communications providers, telecommunications equipment manufacturers and network systems integrators in the company’s existing and target markets. PAETEC then augments that experience with an internal training program and software tools that provide its sales representatives with the information they need to negotiate profitable customer contracts.

Sales of network services in each of the markets in which PAETEC provides such services is led by PAETEC’s President of National Sales and Service, who is responsible for the acquisition and retention of all network services accounts and who reports directly to PAETEC’s Chief Executive Officer. Network sales teams are divided into four regions, with a regional sales president responsible for managing all direct sales, agent sales, account development, network design and service engineering in the assigned region. Each sales team generally includes branch sales managers, account managers, sales representatives, sales engineers and field technicians. PAETEC’s sales teams use a variety of methods to qualify leads and schedule initial appointments, including developing relationships with local industry associations and obtaining customer referrals. PAETEC believes this regionalized sales structure allows the company to maintain personalized customer service across its national operations.

PAETEC’s sales representatives generally make the initial customer contacts and sales. After the initial sale, PAETEC provides follow-up support and the sale of additional services, based on the size of the customer account, either through an account manager assigned to the customer or as part of the customer service organization. PAETEC also provides the local sales offices with technical resources to support the sales force and to coordinate switching the customer to PAETEC service. PAETEC’s service agreements with new customers generally have a fixed period initial term (currently averaging approximately 35 months) and a specified volume commitment, which volume commitment is typically measured on a monthly basis. The service agreement may be terminated by the customer at any time following a specified notice period and upon payment of a termination fee. Following expiration of the initial term, PAETEC seeks to enter into a new term agreement with the customer. If a new agreement is not reached, the initial agreement will continue either on a term or monthly basis. Some of PAETEC’s integrated solutions agreements have initial terms of up to five years.

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

Network Services Sales Force. As of March 1, 2010, over 1,100 of PAETEC’s employees were dedicated to developing and supporting its direct sales and marketing activities. As of the same date, PAETEC maintained a total of 74 sales offices in 35 states and the District of Columbia. Each sales office is generally staffed with at least one sales manager, who has primary responsibility for the results of that office. PAETEC uses its sales offices not only to target businesses and other customers operating within its markets, but also to solicit and service national accounts. To increase operating efficiency, some of its sales offices support the sales teams for multiple markets.

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

The efforts of PAETEC’s direct sales force are complemented by marketing activities conducted by independent sales agents. PAETEC seeks to select sales agencies that are well known to medium-sized and large businesses and institutions in their markets, and trains its sales agents on how to retain and develop the customer accounts they introduce to the company. For 2009, customers referred to PAETEC by its sales agents generated approximately 33% of the company’s network services revenue. As of March 1, 2010, approximately 100 of its employees were dedicated to developing and supporting its agent program.

Carrier Services Sales Strategy. Carrier services sales in each of the markets in which PAETEC provides such services are led by PAETEC’s President of Wholesale Services, who is responsible for the acquisition and retention of all carrier services accounts and who reports directly to PAETEC’s Chief Executive Officer. Initial sales are made through national account managers located in various sales offices throughout the company’s markets. Sales support is provided through carrier sales account managers and sales engineers. As of March 1, 2010, approximately 70 of PAETEC’s employees were dedicated to developing and supporting its carrier sales organization.

Customer Service. PAETEC believes that customer service has become a critical element in attracting and retaining customers in the communications industry. PAETEC has designed its customer service strategy to allow it to meet its customer needs rapidly and efficiently. PAETEC operates customer service centers in Cedar Rapids, Iowa and in Rochester, New York and also outsources some support functions with respect to residential and small business customers to a third-party service provider. Functions handled by the customer service operations include billing questions, order inquiries and changes to services. PAETEC operates network operations centers, or “NOCs,” in Rochester, New York, Cedar Rapids, Iowa and Charlotte, North Carolina to support its customers nationwide. The NOCs are staffed by skilled technicians who complete a certification program to advance through four levels of proficiency. The network operations center staff evaluates any out-of-service condition and directs remedial action to be implemented by PAETEC’s technical personnel or, where appropriate, its equipment vendors or external service providers. In addition, the network operations center staff maintains contact with the customer and prepares reports documenting the service issue and any corrective action taken. All alarm monitoring is performed centrally by the staff operating from a network monitoring center in Cedar Rapids.

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

Customer Concentration. No single customer, or group of related customers, represented 10% or more of our total operating revenues for 2009, 2008 or 2007.

Back Office Systems

PAETEC believes that its information systems and procedures for operations support and other back office systems enable it to price its services competitively, to meet the needs of its customers and to interface with other carriers. PAETEC has consolidated the operational support systems for all its non-McLeodUSA operations with Oracle Metasolv Software, thus facilitating more efficient order entry, provisioning and order work flow management. The company is continuing its integration efforts to consolidate the operational support systems for McLeodUSA’s operations with those for PAETEC. PAETEC also is consolidating the non-McLeodUSA billing systems, with the goal of having all billing activities for the PAETEC and US LEC businesses operating from the Revchain billing platform by the end of the second quarter of 2010. PAETEC plans to consolidate the PAETEC and McLeodUSA billing operations after completion of the US LEC billing system consolidation.

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

Subsidiary Reorganization

Following a comprehensive review of its organizational structure, PAETEC completed in March 2010 a reorganization involving some of PAETEC Holding Corp.’s direct and indirect wholly-owned subsidiaries that was designed to achieve various administrative and tax efficiencies. Following the reorganization, all but two of PAETEC Holding Corp.’s subsidiaries are wholly owned, directly or indirectly, by PAETEC Corp., which in turn remains a direct, wholly-owned subsidiary of PAETEC Holding Corp.

Competition

The telecommunications industry is highly competitive. PAETEC competes primarily on the basis of a flexible product solution, availability, reliability, variety, price and quality of its service offerings and on the quality of its customer service. PAETEC’s competitors in the provision of local and long distance, Internet connectivity, and related network services include:

•	incumbent carriers such as AT&T, Qwest, Verizon and CenturyLink;

•	local and long distance resellers, and other competitive carriers like PAETEC; and

•

other types of companies, including cable companies, Internet service providers, wireless carriers, satellite carriers, equipment vendors, network integration outsourcing vendors, and businesses offering long distance data and voice services using VoIP.

Incumbent Carriers. PAETEC believes that its primary competition in each of its markets will continue to be the incumbent carriers, which are the large telephone companies, such as AT&T, Qwest and Verizon, that historically provided local telephone service before the Telecommunications Act of 1996. Today, these companies offer a comprehensive package of local, long distance and Internet services to their customers in direct competition with PAETEC. AT&T and Verizon, which also have wireless affiliates, are also investing to upgrade their networks, which will enhance their ability to offer a range of services and compete with PAETEC.

Incumbent carriers generally have long-standing relationships with their customers, have resources substantially greater than PAETEC’s and have the potential to subsidize competitive services with revenue from a variety of other businesses. The mergers between AT&T and SBC Communications, Inc., between Verizon and MCI, Inc., and between AT&T and BellSouth Corporation have provided these carriers with significant operating efficiencies and substantial marketing, financial and technical resources. The Communications Act of 1934, as amended, which we refer to as the “Communications Act,” and past decisions by the Federal Communications Commission, or “FCC,” and state regulatory commissions have established extensive obligations on the incumbent carriers to allow non-incumbent carriers such as PAETEC to interconnect with the facilities of the incumbent carriers and to obtain critical network elements, such as digital T1 transmission lines, from those carriers. The scope of such obligations, however, has been narrowed by recent court decisions and regulatory changes. These developments, which have resulted in increased pricing flexibility and relaxed regulatory oversight for incumbent carriers, may have a negative impact on PAETEC’s business opportunities and competitive position.

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

The ability of AT&T to increase its rates for some special access services is constrained until July 1, 2010 as a result of conditions that were imposed by the FCC when AT&T merged with BellSouth. AT&T has filed tariff changes to reinstate higher special access prices once the conditions expire. It is not clear what effect, if any, efforts at broader deregulation involving AT&T, Verizon and other incumbent carriers will have on the prices these carriers are able to charge for special access services or to lease portions of their networks to competitive carriers such as PAETEC.

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

Industry Consolidation. Consolidation of telecommunications providers has occurred with relative frequency over recent years and is expected to continue to create larger, better situated competitors that may put PAETEC at a competitive disadvantage. For example, the mergers between AT&T and SBC, between MCI and Verizon, and between AT&T and BellSouth increased the strength of those combined companies in the local, long distance, data and wireless markets. These mergers also decreased the competitive alternatives available to PAETEC for various network elements and services. Many other incumbent and non-incumbent carriers also are expanding their facilities-based and non-facilities-based offerings in the long distance and data markets. Other competitive carriers already have established full service local operations in some of PAETEC’s current and target markets. Many competitive carriers and independent long distance service providers have been struggling financially, but PAETEC cannot accurately predict which of these carriers will be able to compete effectively against it over time. Recent consolidation activities involving telecommunications providers also have begun to blur the line between different types of competitors in a manner that may also make it more difficult for PAETEC to compete. In February 2010, Windstream Corporation, a mid-sized incumbent local exchange carrier acquired NuVox, Inc., a competitive local carrier that has competed with PAETEC in a variety of markets in the southeast. In December 2009, Comcast, one of the largest cable companies providing telecommunications services, announced a transaction to acquire the NBC Universal businesses, pending approval of the FCC and U.S. Department of Justice. PAETEC cannot accurately predict all of the changes that the marketplace for telecommunications services may continue to experience as a result of this consolidation trend.

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

Under the Communications Act, as amended, the rules of the FCC, and comparable state laws and regulations, PAETEC and other competitive carriers are required to provide service upon reasonable request and to interconnect their networks with the networks of other carriers, and are subject to other regulatory obligations, some of which are described below. The FCC exercises jurisdiction over PAETEC’s facilities and services to the extent they are used to provide, originate or terminate interstate or international communications services offered to the public. State regulatory commissions regulate the same facilities and services to the extent they are used to originate or terminate intrastate communications services offered to the public. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing rules to allow new companies to compete with the local phone companies that historically have operated as monopolies.

Existing federal and state regulations are subject to amendment by federal and state administrative agencies, judicial proceedings, and legislative action that could affect, in varying degrees, the manner in which PAETEC operates. Bills intended to amend the Communications Act are introduced in Congress from time to time and their effect on PAETEC and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on PAETEC’s business, particularly if the legislation impairs PAETEC’s ability to interconnect with incumbent carrier networks, lease portions of other carriers’ networks or resell their services at reasonable prices, or lease elements of networks of the incumbent local exchange carriers under acceptable rates, terms and conditions. PAETEC cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon PAETEC specifically. PAETEC is also subject to a variety of local regulations in each of the geographic markets in which it operates.

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

•

allow competitors to make use of designated elements of incumbent carrier networks on an unbundled basis, and on non-discriminatory, cost-based rates, in combination with or separate from other wholesale or special access services purchased from the incumbent; and

•	offer wholesale versions of their retail telecommunications services for resale at discounted rates.

Interconnection Agreements. Incumbent carriers are required to negotiate statewide interconnection agreements in good faith with competitive carriers such as PAETEC that set forth the terms for, among other items, interconnection, collocation, intercarrier compensation, access to unbundled network elements and reselling an incumbent carrier’s services. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety an existing state commission-approved interconnection agreement between an incumbent carrier and another carrier in the same state. PAETEC has interconnection agreements with incumbent carriers in 47 states and the District of Columbia which encompass all local exchange markets in which PAETEC currently offers local services. Each statewide interconnection agreement with an incumbent carrier allows PAETEC to enter other local exchanges served by that same incumbent in that state. Each interconnection agreement must be approved by the applicable state regulatory agency before becoming effective. Although parties may negotiate prices contained in the interconnection agreement, such statewide agreements typically incorporate prices for interconnection, collocation, intercarrier compensation and UNEs that have been established by the state regulatory agency in generic proceedings for that a incumbent carrier using the FCC’s approved pricing methodology. When an interconnection agreement does not resolve a particular operational issue, PAETEC and the incumbent carrier seek resolution of those issues through informal and formal dispute processes, including commercial negotiations or arbitration.

Interconnection agreements typically have terms of three years, although the parties may mutually agree to extend or amend such agreements. If PAETEC cannot negotiate new interconnection agreements or renew its existing interconnection agreements in each state on acceptable terms, PAETEC may invoke its ability to seek binding arbitration before state regulatory agencies. The arbitration process conducted on a state-by-state basis can be costly and time-consuming, and the results of an arbitration may be unfavorable to PAETEC. If PAETEC is not able to renegotiate or enter into interconnection agreements on acceptable terms, or if it is subject to unfavorable arbitration decisions, PAETEC’s cost of doing business could increase and its ability to compete could be impeded. Moreover, PAETEC’s interconnection agreements with companies other than incumbent local exchange carriers (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms PAETEC views as acceptable.

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

In March 2007, Qwest provided notice to PAETEC that Qwest was terminating all current interconnection agreements with PAETEC’s McLeodUSA operating subsidiary. The termination notice began a negotiation period for new interconnection agreements for the twelve Qwest states in which PAETEC interconnects with Qwest on a facilities-basis. As a result of a mediation process, Qwest and PAETEC agreed that the statutory timetable for starting arbitration of unresolved issues will be delayed until Qwest provides PAETEC its entire proposed agreement. The companies will continue to operate under the existing state agreements until such time as new agreements are executed. If PAETEC cannot successfully negotiate new agreements with Qwest for each state or find existing interconnection agreements that Qwest has with other competitive carriers that meet PAETEC’s network and operating requirements and that it can opt into, PAETEC will be required to arbitrate all unresolved issues before each state commission in the Qwest region. If, after arbitrating these issues, PAETEC cannot secure interconnection with Qwest on reasonable terms, PAETEC may not be able to offer on a profitable basis the services to its customers that it provides today.

Intercarrier Compensation. Interconnected carriers exchange communications traffic, and they must establish the compensation arrangements for the use of their respective networks in carrying that traffic for each other. Long distance carriers compensate local exchange carriers for the origination and termination of long distance traffic through the payment of switched or dedicated access charges. Facilities-based telecommunications providers, including wireless carriers, charge other facilities-based telecommunications providers to terminate local traffic on the terminating provider’s network. These charges are known as “reciprocal compensation.” The FCC has established rules governing how much PAETEC may charge for interstate switched access and reciprocal compensation, including rules that apply to traffic bound for Internet service providers.

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

The FCC’s November 2008 further notice of proposed rulemaking proposed to base Universal Service Fund assessments on the number of telephone numbers that a telecommunications carrier actively provides to residential customers and a “connections-based” contribution methodology for business customers, rather than on a percentage of collected interstate revenues. The objective behind the new proposal is to capture Universal Service Fund revenues from the expanding number of new service providers using different technologies to offer communications services. The FCC also is exploring whether to limit the number of recipients of Universal Service Fund proceeds in a specified geographic region and whether to select these recipients through a “reverse auction” process, in which the company willing to serve the region using the least amount of Universal Service Fund proceeds would be selected as the proceeds recipient. The FCC also is considering expanding the use of the federal universal service to fund deployment of broadband services to areas that currently do not have or have limited access to high speed broadband services. These and other proposals pending before the FCC related to Universal Service Fund reform are expected to generate considerable debate and their outcome is not predictable. In addition, various states maintain, or are in the process of implementing, their own universal service programs.

Customer Proprietary Network Information. Federal regulations protect the privacy of some subscriber data that telecommunications carriers such as PAETEC acquire in the course of providing their services. This information is referred to as “Customer Proprietary Network Information,” or “CPNI,” and includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. PAETEC must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. A violation of these and related CPNI requirements by PAETEC could subject our company to significant fines or other regulatory penalties.

Network Element Rules. The FCC’s current unbundling rules identify some competitive conditions in terms of business line counts and fiber-based collocators at a wire center level that, if such competitive conditions are found to exist, eliminate an RBOC’s obligation to offer competitive carriers access to unbundled network elements such as UNE digital T1 or DS3 loops or high capacity transport, as well as combinations of those elements under federal and state price regulations. Under the current unbundling rules, PAETEC is no longer able to obtain UNE digital T1 loops at regulated prices in 56 wire centers serving areas where PAETEC has previously used UNE digital T1 loops. Incumbent carriers are permitted to charge just and reasonable rates for network elements in these wire centers and make them available on a deregulated commercial basis. Incumbent carriers also are permitted to designate in the future additional wire centers in which they believe competitive conditions should entitle the RBOC to limit the availability of UNE digital T1 loops, high capacity transport or both, and to make these services available only on a commercial basis.

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

Special Access Regulatory Regime

PAETEC relies to a considerable extent on special access lines as the last mile facility to reach its customer locations. As a result, the price of special access lines must be available at a rate that allows PAETEC to price its retail offerings to meet its gross margin expectations while remaining competitively priced in the retail market. Incremental increases in prices of special access lines will exert pressure on PAETEC’s gross margins. Since special access lines are not subject to the unbundling requirements of the Communications Act, the prices for special access lines have not been directly affected by the FCC’s modification of network unbundling rules. To the extent, however, that the availability of UNE digital T1 lines may have served as a restraint on the prices charged for special access lines, PAETEC could face increased prices for special access lines given the limited alternative means of last mile access in some central offices resulting from application of the current unbundling rules. In 2005, the FCC opened an inquiry into whether and how to reform its special access rules. In November 2009, the FCC asked interested parties to respond to several questions regarding the appropriate analytical framework for resolution of issues in its longstanding special access proposed rulemaking proceeding. Interested parties filed initial comments in January 2010 and reply comments were filed in February 2010. At this time, PAETEC cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect its business.

As a result of the mergers of AT&T with SBC, Verizon with MCI, and AT&T with BellSouth, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on AT&T’s merger with SBC and Verizon’s merger with MCI to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints expired in May 2008 with respect to the AT&T-SBC merger and July 2008 with respect to the Verizon-MCI merger. The FCC also placed conditions on AT&T’s merger with BellSouth to restrict similarly the ability of AT&T to raise prices on its wholesale special access and equivalent retail services for existing customers and, in some regions, to reduce its prices for these services under specified circumstances. The additional restrictions apply only to AT&T in the former SBC and BellSouth regions and will remain effective until July 1, 2010. After the expiration of their respective merger conditions, AT&T and Verizon are free to realign charges for special access services in line with current commercial rates. Because a substantial portion of PAETEC’s services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could materially increase PAETEC’s cost of services.

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

Qwest and Verizon Dominant Carrier Forbearance Proceedings

In December 2005, the FCC granted, in part, a petition for forbearance filed by Qwest seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC’s dominant carrier regulations require Qwest, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that PAETEC seeks to purchase at commercially acceptable prices. Upon being granted relief by the FCC, Qwest has substantially increased the prices for the network elements that PAETEC uses to provide services in nine central offices in the Omaha metropolitan statistical area, or “MSA.” In July 2007, PAETEC asked the FCC to reconsider its 2005 decision. In its request, PAETEC asserted that the FCC’s prediction that Qwest would offer commercial replacements of network elements at just and reasonable prices has been shown to be inaccurate. PAETEC renewed its request to have the FCC revisit the grant of forbearance in Omaha in a letter PAETEC filed in December 2009. The matter remains pending before the FCC.

In January 2007, Qwest filed additional petitions for relief from dominant carrier regulation in the metropolitan statistical areas of Denver, Minneapolis-St. Paul, Phoenix and Seattle. In July 2008, the FCC denied the Qwest petitions using the same basis that it used in December 2007 to deny Verizon’s request for relief from its unbundling obligations for the MSAs of Boston, New York, Philadelphia, Pittsburgh, Providence and Virginia Beach. In January 2008, Verizon sought review of the FCC’s decision before a federal court of appeals. In February 2008, Verizon re-filed petitions for relief from dominant carrier regulation for the State of Rhode Island and Virginia Beach. In July 2008, Qwest sought appellate review in the U.S. Court of Appeals for the District of Columbia Circuit of the FCC’s decision to deny forbearance in the four MSAs. In March 2009, Qwest re-filed its petition seeking forbearance in the Phoenix MSA. In late May 2009, Verizon withdrew its re-filed applications for Virginia Beach and Rhode Island several days before the FCC was required to rule on the petitions. In June 2009, a federal court of appeals remanded the FCC’s decision rejecting Verizon’s original six-city forbearance petitions and directed the FCC to explain further why it did not consider potential competition in its analysis of the petitions. After the appellate court’s remand of the Verizon six-city appeal, the FCC voluntarily asked the court also to remand Qwest’s appeal of its four-city petitions to concurrently reconsider all forbearance rulings in light of the court’s remand. The FCC currently has pending before it the remand proceedings related to the original Verizon six-city and Qwest four-city petitions, and the Qwest re-filing of its Phoenix forbearance petition. If a court or the FCC upholds or grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which PAETEC operates, PAETEC’s ability to purchase wholesale network services from these carriers at cost-based prices that would allow PAETEC to achieve its target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including PAETEC, more aggressively on price in the affected markets.

Intercarrier Compensation

The FCC currently is reviewing the compensation arrangements between all carriers for the use of their respective networks. The pending proceeding, which was initiated in 2001, could significantly alter the manner in which carriers, including carriers that use different service platforms such as wireless, cable and VoIP, are compensated for the origination and termination of communications traffic and the rates local exchange carriers charge for these access services. The proceeding could also significantly alter the manner in which facilities- based local carriers charge other carriers, such as VoIP providers and wireless providers, for the origination and termination of local communications traffic. The FCC’s review of these matters will not only re-examine the rules governing the way carriers charge one another, which is referred to as “intercarrier compensation,” but also the potential effect that changes to the intercarrier compensation regime could have on various federal subsidy programs such as the Universal Service Fund, on the nation’s legacy carrier network infrastructure, and on consumers’ retail rates.

As a non-dominant carrier, PAETEC generally is not subject to price or rate of return regulation at the federal level, nor is it required to obtain express FCC authorization for the installation or operation of its domestic network facilities. In 2001, however, the FCC established a benchmark rate policy that, under most circumstances, precludes competitive carriers, such as PAETEC, from charging interexchange carriers for interstate switched access services at rates that are higher than the rates that incumbent carriers may charge for comparable services. The FCC has also imposed restrictions on the rates that carriers may charge other carriers for traffic terminated to Internet service providers.

In May 2004, the FCC announced that where a competitive local exchange carrier does not directly serve an end user, the competitive carrier’s interstate access charges may not exceed the rate charged by the local incumbent regional Bell company for the same service. Disputes between PAETEC and other carriers have arisen from time to time with respect to intercarrier compensation, and most have been resolved in due course. In general, the FCC benchmark rate policy may prevent PAETEC from raising its access charges with respect to the provision of some carrier services and its reciprocal compensation rates substantially above specified levels. Current FCC policies and regulations also have helped to maintain or reduce the rates that PAETEC’s competitors may charge PAETEC for similar wholesale carrier services.

Multiple proposals to reform the entire intercarrier compensation regime have been submitted to the FCC by various industry groups since the proceeding was initiated. In July 2004, several carriers led by AT&T proposed a comprehensive proposal, known commonly as the “Missoula Plan,” which was anticipated to be the blueprint for nationwide intercarrier compensation reform. The Missoula plan was never adopted after several rounds of comments. In August 2008, AT&T submitted a new proposal for comprehensive reform of intercarrier compensation in which the FCC would establish a unified termination rate for all communications traffic, including traditional long distance, local, wireless and VoIP service. Verizon submitted a more limited proposal in September 2008 that incorporated key provisions of the Missoula Plan. In November 2008, the FCC issued an order that supplied a new legal justification for the rules governing rates that terminating carriers may charge other carriers for traffic terminated to Internet service providers. The FCC also issued a notice of further rulemaking in which it requested comments by the end of 2008 on two comparable proposals to reform intercarrier compensation and one proposal to reform Universal Service Fund contributions. If intercarrier compensation and Universal Service Fund reforms are adopted by the FCC, these reforms could have a substantial effect on PAETEC’s access revenues, network capital expenditures and costs of sales.

The FCC separately has initiated a rulemaking to examine allegations that some carriers are collaborating to artificially increase levels of terminating access traffic. In October 2007, the FCC released a notice of proposed rulemaking soliciting comments on issues relating to existing federal rules regarding the tariffing practices of local exchange carriers for traffic-sensitive switched access charges. The FCC sought comment on whether those practices ensure that interstate switched access rates remain just and reasonable under some provisions of the Communications Act. In response to allegations made by interexchange carriers against some local exchange carriers, the FCC also solicited comment on whether services those local exchange carriers provide to chat lines, conference bridges or other high volume traffic termination customers result in an over-collection of access charges or violate the Communications Act. In November 2009, the FCC ruled that a rural local exchange carrier was not entitled to bill switched access charges for terminating long distance calls to a free conference calling service hosted by that local exchange carrier. Although the FCC proceedings to date have been initiated as a result of practices engaged in by small, rural local exchange carriers that are subject to more stringent regulation than PAETEC, a decision by the FCC that limits the ability of carriers to use some federal for their interstate exchange access services, to set rates for those services and to engage in revenue sharing arrangements with their end-user customers may have a material impact on PAETEC’s access revenues.

Another proposal has been submitted regarding “phantom traffic” that also could materially affect intercarrier compensation. This proposal would require every originating carrier to identify in its signaling information the calling party’s telephone number and every intermediate carrier to transmit that information in its signaling without alteration, so that the appropriate form and level of intercarrier compensation can be calculated and assessed. The proposal also would require that in the absence of a mutual agreement between carriers to the contrary, most calls would be classified for purposes of intercarrier compensation based on the area code and exchange prefix of the calling and called parties. This proposal, if adopted, could result in the application of terminating interstate switched access charges on VoIP traffic originated on a broadband connection. PAETEC cannot predict the effect, if any, resulting from the implementation of this proposal or other pending intercarrier compensation reform proposals. Significant changes to the current rules governing the intercarrier compensation regime could, however, have a material adverse effect on PAETEC’s ability to bill and collect reciprocal compensation and access fees.

In addition to failing thus far to enact prospective reform of intercarrier compensation, the FCC has repeatedly declined requests to declare whether under existing law interstate interexchange traffic that originates in IP format and terminates in circuit-switched or time-division multiplexing format is subject to higher switched access charges or lower reciprocal compensation rates. As a result, individual courts and state regulatory commissions have been addressing the issue in the context of individual collection disputes, with inconsistent results. In one such case, a federal district court ruled in February 2010 that PAETEC could not collect switched access charges from another provider for VoIP-originated traffic.

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

Numerous FCC decisions issued over the last several years reflect a deregulatory position with regard to broadband service offerings. For instance, in March 2006, the FCC granted the forbearance petition of Verizon exempting Verizon’s stand-alone broadband services, such as asynchronous transfer mode and frame relay services, as well as other packet-switched services, from regulation under Title II of the Communications Act, which requires that such services be provided on a common carrier basis. Subsequently, in October 2007, the

FCC issued orders granting similar but more limited broadband forbearance relief to AT&T, Citizens, CenturyLink and Qwest. The FCC agreed to treat the existing packet-switched broadband telecommunications services and existing optical transmission services of these carriers as non-dominant and no longer subject to some regulatory requirements. In December 2007, the U.S. Court of Appeals for the District of Columbia Circuit ruled that Verizon had obtained a grant of forbearance on the basis of FCC inaction, pursuant to a provision in the Communications Act that such petitions will be “deemed granted” if the FCC does not address them within a specified time period. Because the relief was secured on a “deemed granted” basis, the scope of the impact on PAETEC and the telecommunications industry is not yet clear. The FCC separately has held that some IP-based offerings are to be classified as telecommunications services and remain subject to the regulatory framework established under Title II, including the payment of access charges. The covered IP-based offerings are those that use ordinary customer premises equipment with no enhanced functionality, that originate and terminate on the PSTN, and that undergo no net protocol conversion and provide no enhanced functionality to end users due to the provider’s use of IP technology. These and other recent decisions by the FCC together demonstrate that the regulatory classification of many IP-based services remains unclear.

Broadband Network Management and Net Neutrality Policies. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet. The FCC explained at the time that these “net neutrality” principles are subject to reasonable network management. In January 2008, the FCC sought comment on petitions filed by a number of parties seeking clarification on what conduct constitutes reasonable network management and whether the practice of degrading certain peer-to-peer network traffic is unreasonable or violates the net neutrality principles. In August 2008, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, the FCC imposed sanctions on a cable broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. This FCC decision is on appeal and although the outcome cannot be predicted with certainty, members of the court of appeals panel presiding at oral argument openly questioned the FCC’s authority to impose regulations on a deregulated cable broadband Internet access provider. In October 2009, the FCC issued a notice of proposed rulemaking in which it proposed adoption of rules that would require open Internet access subject to a carrier’s reasonable traffic management needs. Initial comments were filed in December 2009 by more than 200 interested parties, and reply comments are scheduled to be filed in March 2010. It is difficult to predict a final outcome of the proposed rulemaking and the implications for PAETEC.

Expanding Network Access Options. In November 2009, PAETEC and other competitive carriers asked the FCC to initiate a rulemaking to adopt a regulatory structure governing network elements known as “271 Checklist” elements. Under the Telecommunications Act of 1996, Bell operating companies are required to make some network elements, such as access loops, transport and local switching, available to competitive local exchange companies at just and reasonable prices in exchange for regaining the ability to offer long distance and information services in their respective local exchange markets, which the RBOCs had been prohibited from offering in their respective local exchanges since 1984. Beginning in 2005, multiple federal appellate courts have determined that state utility agencies do not have authority to regulate the 271 Checklist network element pricing, and that only the FCC has authority to set prices for these network elements. In response to the rulemaking petition, the FCC asked interested parties to comment on the proposed rules. In December 2009, another petition was filed asking the FCC to require RBOCs to provide competitive providers access to bitstreams on fiber facilities serving small business locations. The FCC had previously eliminated the RBOC obligation to provide unbundled access to fiber and hybrid loop facilities. The FCC has asked interested parties to comment on the proposal. PAETEC cannot predict whether the FCC will proceed with action on either proposal at this time.

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

To provide local and intrastate telecommunications services in a state, PAETEC generally is required to obtain a certificate of public convenience and necessity from the state public utility commission and to comply with applicable state regulations, including, in some states, the requirement to file tariffs setting forth the company’s terms and conditions for providing services. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier’s failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. As of March 1, 2010, PAETEC provided local telecommunications services in 46 states and the District of Columbia, and provided intrastate long distance services in 48 states.

State public utility commissions typically require PAETEC to file periodic reports, pay various regulatory fees and assessments, and comply with state regulations governing service quality, billing, consumer protection and other similar issues. State public utility commissions also regulate intercarrier compensation rates between local services providers. Interexchange carriers led by AT&T have urged several state commissions to initiate proceedings to institute generic investigations of switched access rate levels of competitive local exchange carriers such as PAETEC. AT&T, Verizon and Sprint are proposing that state utility agencies should cap such switched access rates at levels charged by RBOCs in the state for the same intrastate access services, or at existing interstate rate levels. AT&T and other interexchange carriers also are pursuing state legislation that seeks to impose caps on intrastate switched access rates charged by competitive carriers such as PAETEC. PAETEC cannot predict the outcome of these state agency investigations into intrastate access rates or legislative initiatives that may arise from time to time. PAETEC’s retail rates for enterprise customers are not subject to any price regulation in any of its current or planned markets. Because complying with state regulations can be costly and burdensome, the imposition of new regulations in a particular state may adversely affect the profitability of PAETEC’s services in that state.

Some of the states in which PAETEC operates require public utility commission approval before the transfer of a carrier’s authority to operate within the state, the transfer of its assets to a new entity, or a change in the control of an entity that controls a carrier operating within the state. Some states also regulate a carrier’s issuance of securities, incurrence of debt, guarantees or pledges of security in support of such debt. These requirements can delay and increase the cost we incur to complete various financing transactions, including future stock or debt offerings, the sale of part or all of our regulated business, or the acquisition of assets and other entities to be used in our regulated business.

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

The U.S. Patent and Trademark Office has granted PAETEC federal registrations for some of PAETEC’s trademarks. Federal registration of trademarks is effective for as long as PAETEC continues to use the trademarks and renew its registrations. PAETEC does not generally register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished and whether registered or unregistered.

Employees

As of March 1, 2010, PAETEC had approximately 3,630 full-time employees. None of its employees are covered by collective bargaining contracts. PAETEC considers its relationships with its employees to be good.

Executive Officers and Directors

The table below presents information about our executive officers and directors as of March 5, 2010:

Name	Age	Positions
Arunas A. Chesonis	47	Chairman of the Board, President and Chief Executive Officer
Keith M. Wilson	43	Director and Executive Vice President and Chief Financial Officer, Treasurer
Edward J. Butler, Jr.	49	Executive Vice President and President and Chief Executive Officer of PAETEC’s energy businesses
Mario DeRiggi	41	Executive Vice President and President, National Sales and Service
Robert D. Moore, Jr.	41	Executive Vice President and Chief Information Officer
Mary K. O’Connell	46	Senior Vice President, General Counsel and Secretary
Algimantas K. Chesonis	44	Senior Vice President, Chief Accounting Officer and Controller
Laurie L. Zaucha	45	Senior Vice President Human Resources
Richard T. Aab	60	Vice Chairman of the Board of Directors
Shelley Diamond	56	Director
H. Russell Frisby	59	Director
Tansukh V. Ganatra	66	Director
Michael C. Mac Donald	57	Director
William R. McDermott	48	Director
Alex Stadler	59	Director
Mark Zupan	50	Director

Our executive officers serve at the pleasure of the board of directors.

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

Edward J. Butler, Jr. has served as Executive Vice President and President and Chief Executive Officer of PAETEC’s energy businesses since March 2, 2010. Prior to assuming this position, Mr. Butler served as Executive Vice President and Chief Operating Officer of PAETEC Holding since February 2007. Mr. Butler served as the Chief Operating Officer of PaeTec Communications since January 2006, and before that he served as Co-Chief Operating Officer beginning in September 2003. Mr. Butler joined PaeTec Communications as a member of the founding officer team in 1998 in the role of President-Wholesale Markets and, in May 2002, his role was expanded to President-Wholesale Markets/Network Services. He possesses more than 20 years of experience in the telecommunications industry. Before joining PAETEC, Mr. Butler served ACC Corp. for more than a decade in a number of executive and managerial positions.

Mario DeRiggi has served as Executive Vice President and President, National Sales and Service since January 2009. Prior to his current role, he has held positions of increasing responsibility in the areas of sales and account development since joining PAETEC in May 1999 as Vice President and General Manager, including as Senior Vice President, Sales; Executive Vice President, Sales; and President, East Region. In his capacity as Executive Vice President and President, National Sales and Service, Mr. DeRiggi is responsible for managing all of PAETEC’s direct sales, agent sales, account development, sales support, and customer service operations. Prior to joining PAETEC Mr. DeRiggi had over ten years’ experience in the telecommunications industry, holding positions at Allnet Communications, AT&T, Winstar Communications, and Cablevision Lightpath.

Robert D. Moore, Jr. has served as the Executive Vice President and Chief Information Officer of PAETEC Holding since December 2009. Before assuming his current position, Mr. Moore served as the Senior Vice President and Chief Information Officer of PAETEC Holding since February 2007, and in that position with PaeTec Communications since December 2005. Before assuming these positions with PAETEC Holding and PaeTec Communications, Mr. Moore served as Senior Vice President-Information Technology from August 2004 and, beginning in 1998, in various other roles with PaeTec Communications. In his capacity as Senior Vice President and Chief Information Officer, Mr. Moore has been responsible for overseeing operating support systems, systems operations and engineering, and applications development and deployment. Mr. Moore possesses more than 16 years of experience in the telecommunications industry and was employed by ACC Corp. before joining PaeTec Communications.

Mary K. O’Connell has served as Senior Vice President, General Counsel and Secretary of PAETEC Holding since November 2008. Ms. O’Connell joined PaeTec Communications in September 2001 as Director and Senior Corporate Counsel and held various positions of increasing responsibility prior to her appointment as General Counsel, including service as PAETEC’s Corporate Compliance Officer and Vice President and Senior Corporate Counsel. Before joining PAETEC, Ms. O’Connell was in private practice at the law firms of Morrison & Foerster, LLP and Levine, Blaszak, Block & Boothby, LLP in Washington, D.C. and Phillips, Lytle LLP in Rochester, New York. Ms. O’Connell’s experience before joining PAETEC included work in the areas of commercial law, telecommunications, corporate legal matters, and regulatory affairs.

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

Laurie L. Zaucha has served as the Senior Vice President of Human Resources of PAETEC Holding since November 2007. Before joining PAETEC, Ms. Zaucha spent more than four years at Bausch & Lomb Incorporated, a manufacturer of eye health products, most recently as Vice President, Global Compensation and Benefits. Ms. Zaucha also held positions with Footstar, Inc. and Starbucks Coffee Co.

Richard T. Aab has served as Vice Chairman of the Board of PAETEC Holding since February 2007. Mr. Aab co-founded US LEC Corp. in June 1996 and served as its Chairman of the Board from June 1996 to February 2007, when US LEC completed its combination by merger with PAETEC Corp. In 1982, Mr. Aab co-founded ACC Corp. Between 1982 and 1997, he held various positions with ACC, including Chairman of the Board, Chief Executive Officer, President and director. Also during that period, he served as Chairman and director of ACC’s international subsidiaries in Canada, ACC TelEnterprises, Ltd., and the United Kingdom, ACC Long Distance UK Ltd. Mr. Aab is a member of the boards of trustees of the University of Rochester, the University of Rochester Medical Center and Rochester Institute of Technology, and is a director of several privately-held corporate businesses, including E-chx, Inc., a nationwide payroll processing company, for which he serves as Chairman. From May 2007 to May 2008, Mr. Aab served on the board of directors of Medifast, Inc.

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

H. Russell Frisby, Jr. has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since January 2007. Mr. Frisby is a partner in the Energy and Telecommunications Group of Stinson Morrison Hecker LLP, , a law firm. Mr. Frisby’s legal practice focuses on regulatory and corporate matters affecting entities in the communications, energy and technology areas, and for over 20 years he has represented clients in a wide variety of proceedings before the FCC, state utility commissions and federal courts. Before joining Stinson Morrison Hecker, Mr. Frisby was a partner with the law firms Fleischman and Harding LLP and Kirkpatrick & Lockhart Nicholson Graham LLP. From February 1998 to March 2005, Mr. Frisby was the President, Chief Executive Officer and Acting Chief Legal Officer of the Competitive Telecommunications Association (CompTel). Before his service in that position, he served as Chairman of the Maryland Public Service Commission.

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

Michael C. Mac Donald has served as a director of PAETEC Holding since February 2007. Mr. Mac Donald served as a director of US LEC from April 2003 to February 2007. Before his retirement on December 31, 2009, Mr. Mac Donald held various sales and marketing positions with Xerox Corporation, a provider of document management technology and services, beginning in 1977. These positions included President of Xerox Marketing Operations and, most recently prior to his retirement, Senior Vice President, Operational Effectiveness. Mr. Mac Donald is a director of Medifast, Inc. and of the Jimmy V Foundation.

William R. McDermott has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since March 2004. Mr. McDermott is the co- Chief Executive Officer of SAP AG, a provider of business software solutions headquartered in Walldorf, Germany. In this capacity, and also as a member of the Executive Board of SAP, he oversees SAP’s strategic business activities relating to sales, all customer operations and ecosystem activities. Before joining SAP, Mr. McDermott served as the Executive Vice President, Worldwide Sales & Operations of Siebel Systems, a business software provider, as President of Gartner, Inc., a provider of research and analysis on the information technology industry, and on the boards of directors of two subsidiaries of Xerox Corporation. Mr. McDermott is also a director of Under Armour, Inc. and Ansys, Inc.

Alex Stadler has served as a director of PAETEC Holding since June 2008. Mr. Stadler previously served on the board of directors of McLeodUSA from January 2006 until its acquisition by PAETEC Holding on February 8, 2008. From 1999 until 2002, he served as Chief Executive Officer of Riodata NV, a data services carrier specializing in private network and Internet access and connectivity for medium-sized companies. A wholly-owned subsidiary of Riodata NV filed for bankruptcy protection under the laws of Germany during the time that Mr. Stadler served as an officer for its controlling shareholder. Before joining Riodata NV, Mr. Stadler served as Chief Operating Officer of Otelo Communications, a competitive local exchange carrier, and as Chief Executive Officer of RWE Telliance AG, a German telecommunications company. Mr. Stadler joined GTE Corporation in 1977, and from 1985 to 1996 served in a variety of senior management positions at GTE’s cellular and telephone subsidiaries and as GTE’s head of mergers and acquisitions. Since 2002, Mr. Stadler has pursued private interests. Mr. Stadler started his career as an Economist at the Reserve Bank of Rhodesia.

Mark Zupan has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since May 2006. Mr. Zupan is dean of the William E. Simon Graduate School of Business Administration at the University of Rochester, a position which he has held on a full-time basis since January 1, 2004. Mr. Zupan previously served as dean and professor of economics at the University of Arizona’s Eller College of Management from 1997 to 2003. Before his appointment at the University of Arizona, Mr. Zupan taught at the University of Southern California’s Marshall School of Business, where he also served as associate dean of master degree programs. He was a teaching fellow in Harvard University’s Department of Economics while pursuing his doctoral studies at the Massachusetts Institute of Technology, and has been a visiting faculty member at the Amos Tuck School of Business Administration at Dartmouth College. Mr. Zupan is also a director of Constellation Brands, Inc and served from 2003 to 2005 as a director of StockerYale, Inc.

Item 1A.	Risk Factors.

PAETEC’s business, operating results, financial condition and prospects are subject to a variety of significant risks, many of which are beyond PAETEC’s control. The following is a description of some of the important risk factors that may cause PAETEC’s actual results in future periods to differ substantially from those the company currently expects or seeks.

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

PAETEC must interconnect and lease from incumbent carriers “last mile” special access digital T1 transmission lines and UNE digital T1 transmission lines and other elements to connect substantially all of its end-user customers to its network. To obtain these lines and, accordingly, to provide voice and data services, PAETEC depends on existing laws and regulations that require incumbent local exchange carriers to lease these special access digital T1s, UNE T1s and other network elements to competitive carriers. Regulatory developments may reduce the extent to which incumbent carriers are required to lease these network facilities to PAETEC or may permit incumbent carriers to increase the prices they charge for such lines or impose unacceptable terms and conditions. Changes in law or regulation could limit or terminate PAETEC’s affordable access to the network components it needs to provide voice and data services.

If PAETEC cannot continue to interconnect with and obtain key network elements and special access services from some of its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

PAETEC will not be able to provide its voice and data services on a profitable basis, if at all, unless it is able to continue to interconnect with and obtain key network elements and special access service from some of PAETEC’s primary competitors on acceptable terms. To offer local voice and data services in a market, PAETEC must connect its network with the network of the incumbent carrier in that market. This relationship is governed by interconnection agreements between the incumbent carrier and PAETEC that are based on provisions of the Telecommunications Act of 1996 obligating incumbent carriers to interconnect with competitive carriers and provide them with access to various elements of the incumbent’s network. Access to “last mile” special access digital T1 transmission lines is governed by each incumbent local exchange carrier’s special access tariffs. These tariffs can be changed and the prices for the services increased. Interconnection agreements can be terminated or expire and thereby require renegotiation and renewal. Current FCC rules permit regional Bell operating companies to retire unilaterally without any regulatory oversight last mile copper loop facilities that we use to reach our customers. As incumbents replace copper facilities with fiber loop facilities that the FCC has declared are not subject to unbundling obligations, the incumbent carriers may be able to eliminate our access to last mile facilities that we require to serve our customers. Several competitive local exchange carriers, including PAETEC, have petitioned the FCC to change the rules governing copper loop retirement to protect our access to these last mile facilities. The FCC has not yet made any decision on the petition. Additional changes in law or regulation that limit our ability to use key network elements of the incumbent carrier may have an adverse impact on our ability to serve end user customers. If PAETEC is not able to renegotiate or enter into new interconnection agreements on terms that are acceptable to it, or obtain special access services on competitive terms, or if there is a change in law or regulation that limits or narrows the obligation of the incumbent carrier to provide network access to competitive carriers, PAETEC’s cost of doing business could increase and its ability to compete could be impeded.

Revised FCC policy or rules governing intercarrier compensation could have a material adverse effect on PAETEC’s operating results.

Adoption of significant changes in policy or rules governing intercarrier compensation by the FCC and the time frame over which changes are to be implemented could have a material adverse effect on PAETEC’s collection and payment of reciprocal compensation and access fees. Intercarrier compensation, including exchange access and reciprocal compensation, currently is the subject of several ongoing investigations and proceedings before the FCC that are intended to reform the way in which carriers and service providers pay other carriers and providers for the use of their respective networks. There is no clear consensus as to when or how the rules governing intercarrier compensation will be reformed. Whether and how intercarrier compensation reform will affect PAETEC and other carriers therefore remains unclear, but such reform could have a negative impact on PAETEC’s business and operating results.

Existing law governing intercarrier compensation is unclear in some respects, and regulatory or judicial decisions resolving the uncertainties could have a material adverse effect on PAETEC’s operating results.

In areas where current law is unclear and subject to dispute, including the proper intercarrier compensation treatment applied to long distance traffic that begins in IP format and terminates on the public switched telephone network, or vice versa, decisions by the FCC, state commissions, or courts could resolve the uncertainty in ways that could adversely affect PAETEC’s operations.

PAETEC’s business is subject to a variety of risks based on its dependence on regulations that continue to change.

Most of the network services and carrier services that PAETEC provides are subject to regulation and may be adversely affected by regulatory developments at the federal, state and local levels. The regulations, for example, can affect the types of services PAETEC may offer, the rates PAETEC is permitted to charge for its services and for the use of its network by other carriers, the manner in which PAETEC may bill its customers and the rates PAETEC must pay others for their services and for the use of their networks. In addition, the regulations may impose specific operational or compliance requirements related to the protection of customer proprietary network information, capability to associate a physical address with a calling party’s telephone number, referred to as “E-911,” or cooperation with law enforcement officials engaged in lawful communication intercept or monitoring activities. All of these requirements may reduce the revenue PAETEC generates from its operating activities or increase its operating costs. Federal and state regulations also determine the level of contribution payments PAETEC must make to the federal Universal Service Fund and other federal and state telecommunications subsidy programs, as well as the terms under which it may use any rights of way necessary for the operation of its business. If PAETEC fails to comply with applicable regulations, or if the regulations change in a manner adverse to PAETEC, its business and operating results may suffer.

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

•	PAETEC’s current and potential customers are increasingly using Voice over Internet Protocol, which could, for example, reduce or eliminate long distance revenues generated by those customers;

•

the mergers between AT&T Inc. and SBC Communications, between MCI and Verizon Communications Inc., and between AT&T and BellSouth have provided these carriers with significant operating efficiencies and substantial marketing, financial and technical resources as they compete with PAETEC;

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

•

adoption of state imposed limits on intrastate access rate levels that competitive carriers such as PAETEC may charge interexchange carriers when providing switched access services on long distance traffic; and

•

regulatory authorities have permitted incumbent carriers to exercise pricing flexibility in setting the rates they charge for some of the network services that PAETEC also provides, rather than requiring these incumbent carriers to charge set rates.

Industry consolidation and realignment may increase PAETEC’s costs.

Before their respective mergers, AT&T and MCI offered some network services and elements in competition with the incumbent carriers, including high-speed circuits (DS1 and DS3 and OCN), interoffice transport and last mile access loops to some premises. The mergers between AT&T and SBC and between AT&T and BellSouth have increased the cost of the high-speed circuits that PAETEC leases to connect its customers to PAETEC’s switching equipment. The merger between MCI and Verizon could also increase the cost of similar high-speed circuits in the Verizon region by reducing the number of providers that offer those high-speed circuits. PAETEC also may incur increased circuit costs in portions of the Qwest region, where these large incumbents may not have a significant presence. Such a development could decrease the competitive pressure on other carriers to maintain low rates for these circuits. The expansion of operations of medium-sized incumbent carriers into markets served by PAETEC, either through merger or the sale of exchanges by a regional Bell operating company to a smaller incumbent carrier, may negatively affect PAETEC’s operations if the non-RBOC incumbent carrier has less sophisticated systems and more costly terms for interconnection and access to last mile facilities.

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

The telecommunications industry is highly competitive, particularly with the advent of new technologies replacing traditional public switched telecommunications networks in favor of services transmitted over the Internet. This increased level of competition could diminish PAETEC’s market share and affect PAETEC’s ability to expand PAETEC’s business. PAETEC will compete with current and potential market entrants, including:

•	AT&T, Qwest and Verizon, which are the large, former monopoly local telephone companies and their successors; and

•	other competitive carriers, cable companies, competitive access providers, Internet service providers and stand-alone VoIP, providers.

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

PAETEC offers data, Internet, VoIP, local, long distance and other telecommunications services. To address the future needs of PAETEC’s customers, PAETEC will need to market and develop additional services. PAETEC may not be able to continue to provide the range of telecommunications services that PAETEC’s customers need or seek. PAETEC may lose some of its customers or be unable to attract new customers if it cannot offer these services.

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

•

may encounter resistance by customers of acquired companies to PAETEC’s marketing programs, pricing levels or services and may not successfully incorporate the services of acquired businesses into PAETEC’s package of service offerings or successfully integrate the network equipment, billing and operating support systems of acquired businesses; and

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

At December 31, 2009, PAETEC had goodwill of approximately $300.6 million, which constituted approximately 20.6% of PAETEC’s total assets at that date. If PAETEC makes changes in its business strategy or if market or other conditions adversely affect its business operations, PAETEC may be forced to record an impairment charge, which would lead to a decrease in the company’s assets and reduction in net operating performance. For 2008, PAETEC recorded a goodwill impairment charge of $355.0 million. PAETEC tests goodwill for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, PAETEC is required to record an impairment change for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. The testing of goodwill for impairment requires PAETEC to make significant estimates about the future performance and cash flows of the company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about PAETEC’s business and its future prospects or other assumptions could affect the fair value of one or more reporting units, resulting in an impairment charge.

Adverse developments in the credit and capital markets may negatively affect PAETEC’s ability to raise additional capital.

Adverse conditions in the debt security and syndicated loan markets, which have significantly reduced the availability of corporate credit, are continuing to affect the global financial system and equity markets. PAETEC’s ability to access the debt and equity markets may be restricted at a time when it would like, or need, to access such markets, which could have an adverse effect on PAETEC’s flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of PAETEC’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

PAETEC’s significant level of debt and interest payment obligations may limit its ability to compete.

As of March 1, 2010, PAETEC had a total of $950 million in aggregate principal amount of senior indebtedness outstanding, which consisted of $650 million principal amount of PAETEC’s 8 7/8% senior secured notes due 2017 and $300 million principal amount of PAETEC’s 9.5% senior notes due 2015.

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

The rates that PAETEC charges long distance service providers for originating or terminating interstate and intrastate calls initiated by their customers to customers served by its network, and for transferring calls by

PAETEC’s customers onto the long distance carrier’s network, cannot exceed the rates established by federal and, in some cases, state regulatory authorities. There are several pending FCC and state regulatory proceedings addressing these rates and state legislative proposals that would mandate reductions in competitive carrier rates for these services. The outcome of these proceedings and legislative initiatives could result in a material reduction in the rates PAETEC may charge interexchange carriers for originating and terminating long distance traffic. Mandated reductions in switched access rates for all carriers also could adversely affect operating margins and revenues of PAETEC’s carrier services business, as PAETEC’s wholesale termination and origination services may not be offered at significantly lower cost than the reduced switched access rates. Similarly, the rates PAETEC may charge to local carriers to terminate local calls made by their customers to PAETEC’s customers are governed by state regulatory authorities and agreements between the local carriers and PAETEC. In the future, federal or state regulatory authorities may institute proceedings that could have the effect of reducing the rates PAETEC may charge local service providers for terminating local traffic. Such reductions in originating and terminating rates could have a material adverse effect on PAETEC’s business and cash flow.

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

PAETEC anticipates that it will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting PAETEC’s business. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol, and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants, including PAETEC, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to PAETEC’s financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to PAETEC, the prices PAETEC will pay for those services and facilities, and the regulatory treatment of new technologies and services.

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

A major earthquake, hurricane, tornado, fire, terrorist attack on the United States, or other catastrophic event could damage PAETEC’s network, network operations centers, central offices or corporate headquarters. Such an event could interrupt PAETEC’s services, adversely affect service quality and harm PAETEC’s business.

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

Future sales of a substantial number of shares of PAETEC common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of PAETEC common stock and could make it more difficult for PAETEC to raise funds through a public offering of its equity securities. PAETEC stockholders with rights under existing registration rights agreements will have the benefit, subject to limitations and qualifications, to registration rights with respect to their PAETEC common stock that would permit the sale of such common stock in the public market.

If PAETEC fails to maintain proper and effective internal control over financial reporting or fails to implement any required changes, PAETEC’s ability to produce accurate financial statements could be impaired, which could increase its operating costs and adversely affect its ability to operate its business.

PAETEC is required to provide annual management assessments of the effectiveness of its internal control over financial reporting and to provide reports by PAETEC’s independent registered public accounting firm addressing the effectiveness of internal control over financial reporting. Ensuring that PAETEC has adequate internal control over financial reporting so that PAETEC can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Implementing any required changes to PAETEC’s internal controls may require modifications to PAETEC’s existing accounting systems or the engagement of additional accounting personnel. Any failure to maintain adequate internal controls, or the inability to produce accurate financial statements on a timely basis, could increase PAETEC’s operating costs and impair PAETEC’s ability to operate its business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

PAETEC owns and leases several sales offices, switch sites, collocation sites, and other facilities across its nationwide service area. PAETEC’s corporate headquarters and one of its network operations centers are located in Fairport, New York. The shared facility consists of approximately 100,000 square feet of office space and is occupied under a 20-year lease expiring in April 2021. For information about the leased facilities, see Note 11 to the consolidated financial statements appearing elsewhere in this report.

PAETEC intends to lease additional sales offices and network equipment sites as it expands. PAETEC believes that necessary space will be available on a commercially reasonable basis to accommodate its anticipated growth.

All owned properties secure PAETEC’s obligations under its senior secured indebtedness, which as of March 1, 2010 totaled $650.0 million in aggregate principal amount outstanding. For information about PAETEC’s indebtedness, see Note 5 to the consolidated financial statements appearing elsewhere in this report.

For additional information about PAETEC’s properties, see “Business—PAETEC’s Business—PAETEC’s Network Architecture and Deployment.”

Item 3.	Legal Proceedings.

Proceeding Involving Iowa Department of Revenue

Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue, or “IDOR,” with respect to the purchase of certain equipment from 1996 through 2005. These assessments, including estimated interest and penalties, originally totaled approximately $16.5 million. PAETEC entered into settlement agreements with the IDOR in April 2009 and January 2010 as described in Note 11 to the consolidated financial statements appearing elsewhere in this report, resolving a substantial portion of the disputed assessments. PAETEC recognized a $7.2 million benefit recorded as a sales and use tax settlement in its consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2009 as a result of the agreements.

Proceeding Involving Alcatel-Lucent

In October 2008, PaeTec Communications, Inc. filed a claim in the Supreme Court for the State of New York, County of Monroe, against Lucent Technologies, Inc., Alcatel USA Marketing, Inc. and Alcatel-Lucent, which we refer to collectively as “Alcatel-Lucent,” for reimbursement of costs and fees in connection with the patent infringement case brought against PAETEC by Sprint Communications Company L.P., or “Sprint.” The Sprint action was settled in May 2009 and is further described in Note 11 to the consolidated financial statements appearing elsewhere in this report. PAETEC’s claim against Alcatel-Lucent alleges that because the Sprint claims arose from the use by PAETEC of Alcatel-Lucent equipment, Alcatel-Lucent has an obligation to defend and indemnify PAETEC pursuant to the contract terms under which it sold the equipment to PAETEC. In response, Alcatel-Lucent has denied the claim and counter-claimed against PAETEC for allegedly unpaid switch software licensing charges, and associated late fees. PAETEC believes that it has meritorious defenses against these counter-claims.

From time to time, PAETEC is subject to other legal proceedings in the normal course of its operations. See “Business—Regulation” for information about some of these proceedings.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Stock

PAETEC’s common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC and is traded under the trading symbol “PAET.” The following tables set forth, for the periods indicated, the high and low sales prices per share of PAETEC common stock as reported by the NASDAQ Global Select Market.

2008	High	Low
First Quarter	$10.17	$6.39
Second Quarter	$9.02	$6.21
Third Quarter	$6.72	$1.74
Fourth Quarter	$2.39	$0.76

2009	High	Low
First Quarter	$1.56	$1.04
Second Quarter	$3.55	$1.37
Third Quarter	$4.04	$2.39
Fourth Quarter	$4.52	$3.19

As of March 1, 2010, PAETEC had approximately 475 holders of record of its common stock.

Dividend Policy

PAETEC has not declared or paid cash dividends on its common stock. Future declaration and payment of cash dividends, if any, on PAETEC’s common stock are within the discretion of PAETEC’s board of directors and will be determined in light of factors deemed relevant by the board of directors, including PAETEC’s earnings, operations, capital requirements and financial condition and restrictions in its financing agreements. Under its credit facilities agreement and notes indentures, PAETEC may pay cash dividends on its common stock in excess of specified amounts only if it is not otherwise in default and meets specified requirements relating to levels of its cash flows, total and secured indebtedness, interest obligations and other financial measures.

Performance Graph

The following performance graph compares the cumulative total return on PAETEC’s common stock on a year-end basis from March 31, 2007, the last day of the month in which trading of PAETEC’s common stock began on the NASDAQ Global Select Market, through December 31, 2009, with the total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph assumes that the value of the investment was $100 on March 31, 2007, and that all dividends and other distributions were reinvested.

Comparison of Cumulative Total Return

Among PAETEC’s Common Stock, the NASDAQ Composite Index

and the NASDAQ Telecommunications Index

Company / Index	3/31/07	12/31/07	12/31/08	12/31/09
PAETEC Holding Corp	$100.00	$93.03	$13.74	$39.60
NASDAQ Composite Index	$100.00	$109.52	$65.12	$93.70
NASDAQ Telecommunications Index	$100.00	$108.05	$61.60	$91.32

The performance graph will not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that PAETEC specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table provides information about PAETEC’s purchases of its common stock during the fourth quarter of 2009:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1, 2009 – October 31, 2009	—	$—	—	$25,000
November 1, 2009 – November 30, 2009	458,100	$3.62	458,100	23,340
December 1, 2009 – December 31, 2009	570,100	$3.94	570,100	21,095

Quarter ended December 31, 2009	1,028,200	$3.80	1,028,200	$21,095

(1)	Represents shares of common stock purchased by PAETEC in open-market transactions pursuant to the repurchase program announced on September 9, 2009, which provides for the repurchase from time to time of up to $25.0 million of PAETEC’s common stock, at the company’s discretion, and subject to conditions, through December 2010.
(2)	The dollar values listed in this column include commissions paid to brokers to execute the transactions.
(3)	At January 1, 2010, under the repurchase program and its debt agreements, PAETEC had the ability to repurchase an additional $16.2 million of common stock through December 31, 2010.

Item 6.	Selected Financial Data

The selected consolidated statements of operations data, consolidated balance sheet data, other financial data and operating data reflect the financial results of PAETEC Corp., as predecessor to PAETEC Holding Corp., and PAETEC Corp.’s wholly-owned subsidiaries. After February 28, 2007, the date of completion of the merger transaction with US LEC Corp., or “US LEC,” the accompanying selected data include the accounts of PAETEC Holding Corp. and its wholly-owned subsidiaries, including PAETEC Corp. and PAETEC Corp.’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries. After February 8, 2008, the date of completion of the merger transaction with McLeodUSA, the accompanying selected data include the foregoing accounts as well as the accounts of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries.

The following tables show the selected consolidated statements of operations data, consolidated balance sheet data, other financial data and operating data of PAETEC Corp. as of and for each of the years ended December 31, 2005 and 2006, and of PAETEC Holding as of and for the years ended December 31, 2007, 2008 and 2009. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” appearing elsewhere in this report. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with GAAP, which are not included in this report. PAETEC’s historical results are not necessarily indicative of its results for any future period.

You should read the data set forth below together with PAETEC’s consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2009	2008 (1)	2007 (2)	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Network services revenue	$1,258,489	$1,237,668	$855,833	$460,347	$400,717
Carrier services revenue	260,023	271,279	144,924	88,284	76,685
Integrated solutions revenue	61,675	61,433	40,256	37,671	32,022

Total revenue	1,580,187	1,570,380	1,041,013	586,302	509,424
Cost of sales (exclusive of operating items shown separately below)	782,389	781,347	491,684	282,169	237,809
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	559,541	572,180	373,715	219,516	193,846
Sales and use tax settlement	(7,221)	—	—	—	—
Impairment charge	—	355,000	—	—	—
Integration and separation costs	—	12,700	3,665	—	—
Leveraged recapitalization related costs	—	—	—	15,153	—
Litigation settlement	—	—	—	1,500	(860)
Retroactive network cost discount	—	—	—	—	(1,750)

Withdrawn initial public offering and related terminated senior secured credit facility expenses	—	—	—	—	4,553
Depreciation and amortization	184,588	174,251	75,237	34,618	29,076

Income (loss) from operations	60,890	(325,098)	96,712	33,346	46,750
Debt extinguishment and related costs	17,891	—	14,558	5,081	—
Other income, net	(1,107)	(663)	(4,784)	(4,509)	(3,098)
Interest expense	74,149	73,663	68,373	27,319	10,472

Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	—	(10,778)	10,778

(Loss) income before income taxes	(30,043)	(398,098)	18,565	16,233	28,598
(Benefit from) provision for income taxes	(1,354)	89,797	8,037	8,430	14,124

Net (loss) income	$(28,689)	$(487,895)	$10,528	$7,803	$14,474

(Loss) income allocated to common stockholders	$(28,689)	$(487,895)	$10,528	$(33,155)	$(623)

Basic net (loss) income per common share—(3)	$(0.20)	$(3.48)	$0.12	$(1.05)	$(0.02)

Diluted net (loss) income per common share—(3)(4)	$(0.20)	$(3.48)	$0.10	$(1.05)	$(0.02)

	As of December 31,
	2009	2008 (1)	2007 (2)	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$152,888	$164,528	$112,601	$46,885	$49,394

Property and equipment, net	619,048	638,941	312,032	167,566	151,994

Total assets	1,457,580	1,496,520	1,166,356	379,740	355,230

Long-term debt and capital lease obligations (including current portion and net of debt discount)	926,057	930,833	795,557	373,786	111,886

Series A convertible redeemable preferred stock	—	—	—	—	193,164

	Year Ended December 31,
	2009	2008 (1)	2007 (2)	2006	2005
	(in thousands)
Other Financial Data:

Net cash (used in) provided by financing activities	(44,061)	127,767	290,275	(8,202)	(29,131)
Net cash provided by operating activities	152,169	152,131	113,116	53,555	64,451
Net cash used in investing activities	(119,748)	(227,971)	(337,675)	(47,862)	(31,808)
Adjusted EBITDA (5)	256,933	237,725	196,178	91,798	82,072

	As of December 31,
	2009	2008 (1)	2007 (2)	2006	2005
Operating Data:

Geographic markets served (6)	84	80	53	29	29

Number of switches deployed (7)	122	118	40	13	12

Total digital T1 transmission lines installed (8)	229,253	215,768	119,987	52,371	40,621

Total access line equivalents installed (8)	5,502,072	5,178,432	2,879,688	1,256,904	974,904

Total employees	3,693	3,685	2,432	1,312	1,231

(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(3)	Basic and diluted net (loss) income per common share for the year ended December 31, 2005 was calculated using the “two-class” method in accordance with Accounting Standards Codification, or “ASC,” Topic 260, Earnings Per Share, by dividing undistributed (loss) income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period, after giving effect to the participating security, which was PAETEC’s convertible redeemable preferred stock that was outstanding during the period. During the second quarter of 2006, as part of a leveraged recapitalization, PAETEC converted or repurchased all of its outstanding preferred stock. At and after June 30, 2006, there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted (loss) income per share does not apply to those periods.
(4)	Potential common shares, which under the treasury stock method consist of stock options, warrants, and restricted stock units, and preferred stock assuming the full conversion of such preferred stock, are excluded from the diluted net loss per common share calculations for 2005, 2006, 2008 and 2009 because the effect of their inclusion would have been anti-dilutive. At December 31, 2006, and thereafter, there were no shares of convertible redeemable preferred stock outstanding.
(5)	Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA

Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net (loss) income, as net (loss) income is calculated in accordance with GAAP:

	Year Ended December 31,
	2009	2008 (1)	2007 (2)	2006	2005
	(in thousands)
Net (loss) income	$(28,689)	$(487,895)	$10,528	$7,803	$14,474
Add back non-EBITDA items included in net (loss) income:
Depreciation and amortization	184,588	174,251	75,237	34,618	29,076
Interest expense, net of interest income	73,188	71,857	63,607	24,995	9,067
(Benefit from) provision for income taxes	(1,354)	89,797	8,037	8,430	14,124

EBITDA	227,733	(151,990)	157,409	75,846	66,741
Stock-based compensation	18,772	22,015	20,546	6,496	—
Debt extinguishment and related costs	17,891	—	14,558	5,081	—
Sales and use tax settlement	(7,221)	—	—	—	—
Gain on non-monetary transaction	(242)	—	—	—	—
Impairment charge	—	355,000	—	—	—
Integration and separation costs	—	12,700	3,665	—	—
Leveraged recapitalization related costs	—	—	—	15,153	—
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	—	(10,778)	10,778
Withdrawn initial public offering and related terminated senior secured credit facility expenses	—	—	—	—	4,553

Adjusted EBITDA	$256,933	$237,725	$196,178	$91,798	$82,072

(6)	Each market represents a geographic area in which PAETEC offers its network services.
(7)	Switches are computers that connect customers to PAETEC’s network and transmit voice and data communications over the network.
(8)	An access line is a telephone line that extends from one of PAETEC’s central offices to a customer’s premises. PAETEC connects customers to its network by leasing digital T1 telephone and data transmission lines linking its customers to the central office. Each digital T1 transmission line provides the customer with 24 channels for telephone or data service, although some customers do not use or pay for all 24 channels. PAETEC calculates the number of access line equivalents it has installed by multiplying the number of digital T1 transmission lines it has installed by 24. The increase in digital T1 transmission lines and access line equivalents in 2008 was the result of 82,109 digital T1 transmission lines or 1,970,616 access line equivalents acquired through PAETEC’s merger with McLeodUSA completed on February 8, 2008. The increase in digital T1 transmission lines and access line equivalents in 2007 was the result of 50,444 digital T1 transmission lines or 1,210,656 access line equivalents acquired through PAETEC’s merger with US LEC completed on February 28, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that encompasses data services, including broadband Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. PAETEC Holding had approximately 3,630 employess as of March 1, 2010. As of the same date, PAETEC Holding had in service 234,116 digital T1 transmission lines, which represented the equivalent of 5,618,784 access lines, for approximately 44,000 business customers in a service area encompassing 84 of the top 100 metropolitan statistical areas.

Business Acquisitions

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

Indebtedness

To fund its expansion through acquisitions, which began in February 2007 with the US LEC merger and included the acquisition of McLeodUSA in February 2008, PAETEC has increased its borrowings under a variety of debt arrangements. In connection with its acquisition of US LEC in 2007, PAETEC obtained $850 million principal amount of new senior secured credit facilities on February 28, 2007 and applied the proceeds of the facilities primarily to refinance or retire substantially all of the indebtedness of the two companies and to repurchase US LEC’s outstanding preferred stock. In July 2007, PAETEC amended its senior secured credit facilities and prepaid $300 million principal amount of borrowings under those facilities with the proceeds of an offering of $300 principal amount of its 9.5% senior notes due 2015 and cash on hand. In January 2008, PAETEC obtained $100 million principal amount of additional term loans under an incremental facility extended pursuant to its existing credit facilities agreement and applied a portion of the borrowings under that facility toward the redemption of all of McLeodUSA’s outstanding senior secured notes in connection with PAETEC’s acquisition of McLeodUSA.

In October 2008, in consideration of, among other matters, the adverse conditions in the credit markets and uncertainties concerning the timetable for a recovery of those markets, PAETEC obtained $50 million principal amount of revolving loans by a drawdown under its existing revolving credit facility. PAETEC used the proceeds of the revolving loans for capital expenditures, working capital and other general corporate purposes. During 2009, PAETEC paid down $20.0 million in aggregate principal amount of loans outstanding under the revolving credit facility.

In June 2009, to strengthen its financial position, PAETEC prepaid $330.5 million principal amount of borrowings under its senior secured credit facilities with the proceeds of an offering of $350 million principal amount of its 8 7/8% senior secured notes due 2017 and cash on hand. In January 2010, PAETEC prepaid the remaining $270.2 million principal amount of borrowings under its senior secured credit facilities with the proceeds of an additional offering of $300 million principal amount of its 8 7/8% senior secured notes due 2017. As a result of the two offerings, PAETEC eliminated its outstanding borrowings under its senior secured credit facilities and extended its debt maturities to 2015 and 2017 with limited impact to its cash flow generation capabilities.

Trends Affecting Our Business

General Economic Slowdown. Adverse conditions in the economy, which have significantly reduced the availability of corporate credit, are continuing to affect the global financial system and equity markets. These conditions and other factors have contributed to a slowdown of business activity across a broad range of industries. PAETEC believes that the financial and economic pressures faced by its business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. In addition, as a result of the current conditions, PAETEC’s ability to access further the debt and equity markets may be restricted at a time when it would like, or need, to access such markets, which could have an adverse effect on PAETEC’s flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of PAETEC’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

Shifting Patterns of Use and Convergence of Technology. As telecommunications customers increasingly use wireless forms of communication, such as hand-held Internet access devices and cell phones, the volume of traffic carried by traditional wireline telecommunications networks has declined and is expected to continue to decline. Although PAETEC believes this trend is most pronounced in the residential marketplace, wireless substitution also has had an adverse effect on the wireline usage patterns of the medium-sized and large businesses and institutions PAETEC targets. PAETEC believes that wireless substitution has led to a decrease in the average minutes of use generated by its customers. To date, PAETEC has been able partially to offset this loss of revenue from existing customers through sales of services to new customers. PAETEC believes that the transition to wireless-based forms of communication will continue in the foreseeable future. PAETEC seeks to respond to this trend by offering service levels and product packages that are not currently available using wireless alternatives.

Voice and data traffic historically have traveled over telecommunications networks using incompatible transmission formats. This means that a telecommunications transmission circuit had to be designated to carry either data traffic or voice traffic. As a result, excess capacity on a voice circuit could not be made available to reduce demand on a data circuit. VoIP technology, which allows voice and data traffic to travel interchangeably over the same network, enables more efficient use of the telecommunications networks. Because PAETEC leases the majority of its transmission capacity, this increased efficiency has the potential to reduce significantly PAETEC’s cost of providing services to its customers. PAETEC continues to install equipment and transition its network to take advantage of these new technologies. PAETEC believes that, in operating a network using both traditional voice and newer VoIP technology, it is one of the leading competitive carriers in pursuing the benefits of technological convergence.

The combination of shifting patterns of use and increasing convergence of voice and data traffic could make it harder for PAETEC to sustain and improve its operating margins over the next several years. PAETEC believes that the challenges these trends may present will be offset in part by the efficiencies of operating a data network to which it will increasingly transition its traditional voice services.

Recent Growth of PAETEC. PAETEC primarily targets large, medium-sized and, to a lesser extent, small business end-user customers in providing a package of integrated communications services. Over the course of its recent merger transactions, PAETEC has acquired some customers and products that would not be considered consistent with PAETEC’s traditional operating focus. As PAETEC looks to increase its operating leverage, management anticipates that the company may choose not to enhance offerings to some customers or renew some customer relationships. Such actions may impact the rate of our future revenue growth compared to historical trends.

Competition; Evolving Regulatory Environment; Industry Consolidation. The telecommunications industry has remained highly competitive in an environment marked by increased deregulation. Market forces and changes in government regulations have required, and may continue to require, PAETEC to reduce rates for some of the services it provides. These trends may reduce PAETEC’s historical rate of revenue growth and continue to exert pressure on its operating margins. PAETEC believes that the relatively long-term nature of its agreements with customers of its network services, which as of March 1, 2010 have an average initial term of 35 months, should reduce the likelihood that it will experience significant, rapid decreases in the rates it charge for its services.

Mergers involving the RBOCs and deregulatory activity favoring RBOCs at both federal and state levels over the past several years have made it more difficult to compete against these larger, financially stronger competitors. Additional regulatory changes that would permit incumbent carriers to materially increase rates charged for accessing last mile connections or reduce PAETEC’s rates for certain network services could make it more difficult for our company to remain competitive.

PAETEC’s industry has experienced a significant amount of consolidation in recent periods. Merger and acquisition transactions have created more significant competitors for PAETEC and have reduced the number of vendors from which PAETEC may purchase network elements it leverages to operate its business. PAETEC expects this trend to continue in the near future. To compete more effectively in its industry, PAETEC plans to continue pursuing its historical acquisition strategy to increase its operating leverage, achieve economies of scale and broaden its name recognition.

Financial Difficulties Faced by Many Competitive Communications Carriers. Over the last seven years, many competitive communications services providers have experienced financial difficulties. These difficulties have led to the general perception that the competitive carrier sector of PAETEC’s industry is marred by instability and financial weakness. This perception makes it harder for PAETEC to gain new customers, raise additional capital and negotiate with vendors. PAETEC has addressed this perception by maintaining cash balances that are generally in excess of its current needs and by limiting its growth activities so that its short-term cash flow is not impaired.

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

The monthly recurring fees and usage-based fees generated by sales of PAETEC’s network services to end users and carrier services to any customer tend to be relatively consistent from month to month, subject to changes in the calling patterns of the customer’s business. These fees generally are based on the number of digital T1 transmission lines used by the customer. Because PAETEC believes that the cumulative number of digital T1 transmission lines in service provides accurate information with respect to its revenue prospects, the company uses data with respect to the cumulative number of digital T1 transmission lines PAETEC has in service from period to period to assist it in evaluating revenue trends related to its network services and carrier services businesses.

Network Services. PAETEC delivers integrated communications services, including data and Internet services, local services and long distance services, to end users on a retail basis, which the company refers to as its “network services.” PAETEC’s core network services are those that generate revenue from retail enterprise customers to which PAETEC delivers such integrated communications services on primarily Tl or larger access lines, which excludes access fee and reciprocal compensation fee revenue related to network services and revenue from the company’s non-core “plain old telephone service,” or “POTS,” operations. POTS operations involve the provision of basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network.

PAETEC’s network services revenue consists primarily of monthly recurring fees and usage-based fees. In addition to usage-based fees invoiced directly to the end-user customers, usage-based fees for PAETEC’s network services include the interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long-distance calls for those other providers to or from PAETEC’s network services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates non-toll calls originated by customers of other carriers. PAETEC recognizes revenue during the period in which the revenue is earned. PAETEC’s network services also generate non-recurring service activation and installation fee revenues, which it receives upon initiation of service. PAETEC defers recognition of these revenues and amortizes them over the average customer life.

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which the company refers to as its “carrier services.” PAETEC’s core carrier services are those that generate revenue from other communications providers, which excludes access fee and reciprocal compensation fee revenue related to carrier services and revenue from the company’s non-core POTS operations.

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

State regulatory commissions historically have regulated the intrastate access rates imposed by incumbent carriers, but many states had subjected the intrastate access rates of competitive carriers to significantly less regulation. Some states in PAETEC’s geographic markets also require a competitive carrier to mirror the intrastate access rates of the incumbent carrier in that state or interstate rate levels. In 2008, California and Virginia adopted requirements requiring competitive carriers progressively to reduce their intrastate access rates over a limited period. In 2009, Massachusetts required competitive local exchange carriers to mirror the intrastate access rates of the incumbent local exchange carrier effective as of June 2010 unless a competitive local exchange carrier could justify higher cost-based access rates. Also in 2009, Michigan adopted legislation requiring competitive carriers to reduce intrastate rates to interstate rate levels over the next five years. In January 2010, New Jersey ordered all local exchange carriers, including competitive carriers, to transition to interstate rate levels over 36 months. Other state regulatory commissions have begun proceedings to investigate intrastate access rates of competitive carriers. Those proceedings may result in a change to the intrastate rates PAETEC assesses long distance carriers for use of the company’s in-state networks. Further, if enacted, legislation pending in some states would require state agencies to order reductions in competitive carrier access charges.

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

Impairment Charge

PAETEC assesses the carrying value of its goodwill annually or as events or circumstances change. In accordance with its impairment assessment process, PAETEC recorded a non-cash impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment in that quarter, and recorded an additional non-cash charge of $15.0 million in the fourth quarter of 2008 based on the finalization of that preliminary assessment. The goodwill impairment charges were attributable to weaker economic conditions in PAETEC’s markets. For more information about PAETEC’s impairment review policies, see “—Critical Accounting Policies” below. There was no change in goodwill during the year ended December 31, 2009.

Depreciation and Amortization

Depreciation and amortization include depreciation of PAETEC’s telecommunications network and equipment, computer hardware and purchased software, office equipment, furniture and fixtures, and buildings, as well as amortization of intangible assets.

Debt Extinguishment and Related Costs

PAETEC’s debt extinguishment and related costs include expenses related to the repayment of outstanding term loans under PAETEC’s senior secured credit facilities, costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009, and the reclassification into earnings of derivative losses previously reported in accumulated other comprehensive loss, due to the discontinuation of hedge accounting treatment of PAETEC’s swap agreement in effect as of December 31, 2009.

Interest Expense

Interest expense includes interest due on borrowings under PAETEC’s senior secured credit facilities, the 9.5% senior notes due 2015 and the 8 7/8% senior secured notes due 2017, amortization of debt issuance costs, debt discounts, and interest due on PAETEC’s capital lease obligations and other debt.

Other Income, Net

Other income, net includes non-monetary gains on the exchange of reciprocal indefeasible rights of use, or “IRUs,” investment income, and other financing income.

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

Stock-Based Compensation

PAETEC’s employees participate in a variety of equity incentive plans. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the

Financial Accounting Standards Board, or “FASB,” ASC Topic 718, Compensation—Stock Compensation. PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Adjusted EBITDA Presentation

Adjusted EBITDA, as defined by PAETEC for the periods presented in this management’s discussion and analysis, represents net (loss) income before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, sales and use tax settlement, impairment charge, integration and separation costs, gain on non-monetary transaction, debt extinguishment and related costs, leveraged recapitalization related costs, and change in fair value of Series A convertible redeemable preferred stock conversion right. PAETEC’s adjusted EBITDA is not a measure of financial performance under GAAP. This non-GAAP financial measure is used by PAETEC’s management, together with financial measurements prepared in accordance with GAAP such as net (loss) income and revenue, to assess PAETEC’s historical and prospective operating performance.

Management uses adjusted EBITDA to enhance its understanding of PAETEC’s core operating performance, which represents management’s views concerning PAETEC’s performance in the ordinary, ongoing and customary course of its operations. Management historically has found it helpful, and believes that investors have found it helpful, to consider an operating measure that excludes expenses, such as integration and separation costs, debt extinguishment and related costs, and impairment charges, relating to transactions not reflective of PAETEC’s core operations. In the future, the company expects that it may again report adjusted EBITDA excluding the items discussed below and may incur expenses similar to the excluded items discussed below. Accordingly, the exclusion of these and other similar items in PAETEC’s non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. Management believes that, for the reasons discussed below, PAETEC’s use of a supplemental financial measure which excludes these expenses facilitates an assessment of PAETEC’s fundamental operating trends and addresses concerns of management and of PAETEC’s investors that these expenses may obscure such underlying trends. Management notes that each of these expenses is presented in PAETEC’s financial statements and discussed in the management’s discussion and analysis section of PAETEC’s reports filed with the Securities and Exchange Commission, so that investors have complete information about the expenses.

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

Results of Operations

The following table presents selected operating data for the fiscal years ended December 31, 2009, 2008 and 2007. The comparison of PAETEC’s operating results for 2009 to PAETEC’s operating results for 2008 is materially affected by the acquisition by PAETEC Holding Corp. of McLeodUSA on February 8, 2008. McLeodUSA’s operating results are included in PAETEC’s operating results beginning on February 9, 2008. In addition, the following comparison of PAETEC’s operating results for 2008 to PAETEC’s operating results for 2007 is materially affected by both the acquisition of McLeodUSA and by the combination of PAETEC Corp. and US LEC on February 28, 2007. As a result of the US LEC merger, US LEC’s operating results are included in PAETEC’s results for 2007 beginning on March 1, 2007. Because of the significance of both merger transactions, PAETEC’s operating results for 2009, 2008 and 2007 are not directly comparable. PAETEC’s operating results for those years were as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008 (1)		2007 (2)
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:
Network services	$1,258,489	80%	$1,237,668	79%	$855,833	82%
Carrier services	260,023	16%	271,279	17%	144,924	14%
Integrated solutions	61,675	4%	61,433	4%	40,256	4%

Total Revenue	1,580,187	100%	1,570,380	100%	1,041,013	100%
Cost of sales (3)	782,389	50%	781,347	50%	491,684	47%
Selling, general and administrative expenses (4)	559,541	35%	572,180	36%	373,715	36%
Sales and use tax settlement	(7,221)	*	—	*	—	*
Impairment charge	—	*	355,000	23%	—	*
Integration and separation costs	—	*	12,700	1%	3,665	*
Depreciation and amortization	184,588	12%	174,251	11%	75,237	7%

Income (loss) from operations	60,890	4%	(325,098)	(21%)	96,712	9%
Debt extinguishment and related costs	17,891	1%	—	*	14,558	1%
Other income, net	(1,107)	*	(663)	*	(4,784)	*
Interest expense	74,149	5%	73,663	5%	68,373	7%

(Loss) income before income taxes	(30,043)	(2%)	(398,098)	(25%)	18,565	2%
(Benefit from) provision for income taxes	(1,354)	*	89,797	6%	8,037	1%

Net (loss) income	$(28,689)	(2%)	$(487,895)	(31%)	$10,528	1%

Adjusted EBITDA (5)	$256,933		$237,725		$196,178

*	Less than one percent.
(1)	Includes results of McLeodUSA subsequent to the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes results of US LEC subsequent to the US LEC merger closing date of February 28, 2007.
(3)	Exclusive of operating items shown separately below.
(4)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(5)	Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net (loss) income, as net (loss) income is calculated in accordance with GAAP (in thousands):

(footnotes continued on following page)

	Year Ended December 31,
	2009	2008 (1)	2007 (2)
Net (loss) income	$(28,689)	$(487,895)	$10,528
Add back non-EBITDA items included in net (loss) income:
Depreciation and amortization	184,588	174,251	75,237
Interest expense, net of interest income	73,188	71,857	63,607
(Benefit from) provision for income taxes	(1,354)	89,797	8,037

EBITDA	227,733	(151,990)	157,409
Stock-based compensation	18,772	22,015	20,546
Debt extinguishment and related costs	17,891	—	14,558
Sales and use tax settlement	(7,221)	—	—
Gain on non-monetary transaction	(242)	—	—
Impairment charge	—	355,000	—
Integration and separation costs	—	12,700	3,665

Adjusted EBITDA	$256,933	$237,725	$196,178

2009 Compared With 2008

Revenue. Total revenue increased $9.8 million, or 0.6%, to $1,580.2 million for 2009 from $1,570.4 million for 2008, principally due to a 12.9% increase in PAETEC’s data revenue and the inclusion of McLeodUSA’s results for the full 2009 period. Of total revenue for 2009, revenue from network services, carrier services and integrated solutions accounted for 79.6%, 16.5% and 3.9%, respectively, compared to 78.8%, 17.3% and 3.9%, respectively, for 2008.

Revenue from network services increased $20.8 million, or 1.7%, to $1,258.5 million for 2009 from $1,237.7 million for 2008. For 2009, revenue from monthly recurring fees and usage-based fees accounted for 72.3% and 26.6%, respectively, of revenue from network services, compared to 71.6% and 27.8%, respectively, of such revenue for 2008. Revenue from core network services accounted for 72.3% of total revenue for 2009, compared to 70.5% for 2008. Revenue from core network services increased $34.3 million, or 3.1%, to $1,141.8 million for 2009 from $1,107.5 million for 2008. The increase in core network services revenue primarily resulted from a 13.0% increase in PAETEC’s data revenue generated by increased sales of its Dynamic IP and MPLS VPN products, the inclusion of McLeodUSA’s results for the full 2009 period, and an increase in the number of digital T1 transmission lines in service. Growth of the network services business was affected by lower billable minutes of use, increased pricing pressure, and continued customer attrition, particularly in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition.

Revenue from carrier services decreased $11.3 million, or 4.1%, to $260.0 million for 2009 from $271.3 million for 2008. Revenue from core carrier services accounted for 11.9% of total revenue for 2009, compared to 11.6% for 2008. The decrease in carrier services revenue primarily resulted from a decrease in access fee revenue and reciprocal compensation. For 2009, revenue from monthly recurring fees and usage-based fees accounted for 47.2% and 43.4%, respectively, of revenue from carrier services, compared to 42.0% and 49.9%, respectively, of such revenue for 2008. The increase in monthly recurring fees as a percentage of total carrier services revenue was primarily attributable to the inclusion of McLeodUSA’s results for the full 2009 period, as monthly recurring fees historically have represented a higher percentage of total carrier services revenue of McLeodUSA’s business than of PAETEC’s business.

Access fee revenue and reciprocal compensation included in network services revenue and access fee revenue and reciprocal compensation included in carrier services revenue together accounted for 8.0% of total revenue for 2009, compared to 8.6% for 2008. Reciprocal compensation revenue included in network services revenue and reciprocal compensation revenue included in carrier services revenue together accounted for 1.2% of total revenue for 2009, compared to 1.6% for 2008. Access fee revenue as a percentage of network services usage-based fees increased to 19.3% for 2009 from 17.7% for 2008, while reciprocal compensation as a percentage of network services usage-based fees increased slightly to 2.1% for 2009 from 2.0% for 2008. Network access fee revenue grew primarily due to the inclusion of McLeodUSA’s results for the full 2009 period. Access fee revenue as a percentage of carrier services usage-based fees increased to 37.5% for 2009 from 37.1% for 2008. Reciprocal compensation as a percentage of carrier services usage-based fees decreased to 11.2% for 2009 from 13.2% for 2008. The decrease in reciprocal compensation as a percentage of carrier services usage-based fees was principally attributable to a shift in product mix toward IP-based services and other services that do not generate as much or any reciprocal compensation for PAETEC. PAETEC believes that the decrease also reflected in part adverse economic conditions in PAETEC’s markets that have contributed to usage-related pressure experienced by the carrier services business. The carrier services business also experienced a loss of some wireless customers, which PAETEC believes is primarily due to continuing consolidation in the wireless communications industry.

Revenue from integrated solutions services increased $0.2 million, or 0.4%, to $61.7 million for 2009 from $61.4 million for 2008. The increase in revenue generated by the integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, was attributable to growth in equipment sales.

Cost of Sales. Cost of sales increased slightly to $782.4 million for 2009 from $781.3 million for 2008, primarily due to the inclusion of McLeodUSA’s results for the full 2009 period.

Leased transport charges increased to $610.6 million, or 78.0% of cost of sales, for 2009 from $583.4 million, or 74.7% of cost of sales, for 2008, primarily due to the inclusion of McLeodUSA’s results for the full 2009 period.

Usage costs for local and long distance calls decreased to $131.0 million, or 16.7% of cost of sales, for 2009 from $153.2 million, or 19.6% of cost of sales, for 2008. The decrease was attributable in part to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue decreased slightly from 49.8% for 2008 to 49.5% for 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $559.5 million for 2009 from $572.2 million for 2008. The decrease was primarily due to a decline in salaries, wages and benefits and a decrease in sales and marketing expenses. The decrease was partially offset by the inclusion of McLeodUSA’s results for the full 2009 period, which resulted in an increase in facilities expense to support the company’s more extensive network infrastructure after the McLeodUSA acquisition. Selling, general and administrative expenses as a percentage of total revenue decreased to 35.4% for 2009 from 36.4% for 2008.

Sales and Use Tax Settlement. PAETEC recognized a $7.2 million benefit recorded as a sales and use tax settlement in the accompanying consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2009 as a result of settlement agreements entered into with the Iowa Department of Revenue. These assessments, including estimated interest and penalties, originally amounted to approximately $16.5 million. PAETEC entered into settlement agreements with the Iowa Department of Revenue in April 2009 and January 2010, resolving a substantial portion of the disputed assessments. See “Legal Proceedings” for more information.

Depreciation and Amortization. Depreciation and amortization expense increased to $184.6 million for 2009 from $174.3 million for 2008, largely due to the inclusion of McLeodUSA’s results for the full 2009 period.

Debt Extinguishment and Related Costs. During 2009, PAETEC recognized a total of $17.9 million of debt extinguishment and related costs. In connection with the June 2009 issuance of its 8 7/8% senior secured notes due 2017, PAETEC recognized $10.3 million of debt extinguishment and related costs, which reflected the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment of approximately $330.5 million of outstanding term loans under the company’s existing senior secured credit facilities and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million. PAETEC recognized another $7.5 million of debt extinguishment and related costs in connection with the December 2009 reclassification into earnings of derivative losses previously reported in accumulated other comprehensive loss , due to the discontinuation of hedge accounting treatment of PAETEC’s swap agreement in effect as of December 31, 2009.

Interest Expense. PAETEC’s average outstanding debt balances increased to $933.2 million for 2009 from $878.2 million for 2008, primarily as a result of the $50.0 million principal amount of loans PAETEC obtained in October 2008 under its revolving credit facility and also as a result of PAETEC’s issuance in June 2009 of its senior secured notes and application of the note proceeds to repay outstanding credit facility term loans. Interest expense increased slightly to $74.1 million for 2009 from $73.7 million for 2008, as the effect of higher debt levels and PAETEC’s issuance in June 2009 of its senior secured notes was offset by a decline in the weighted average annual borrowing rates under PAETEC’s credit facilities and its notes to 7.6% for 2009 from 7.8% for 2008.

Income Taxes. PAETEC recorded a tax benefit of $1.4 million for the year ended December 31, 2009, which represented an effective tax rate of 4.5%. The difference between the statutory rate and PAETEC’s effective tax rate for the tax year ended December 31, 2009 was primarily attributable to a $7.0 million tax charge to establish the valuation allowance on net operating losses generated in the current year, and the effect of non-deductible stock-based compensation.

PAETEC recorded a tax provision of $89.8 million for 2008, which represented an effective tax rate of (22)%. The difference between the statutory rate and PAETEC’s effective tax rate for the tax year ended December 31, 2008 was primarily attributable to a $355.0 million non-deductible goodwill impairment charge, a $104.3 million tax charge to establish a valuation allowance, and the effect of non-deductible stock-based compensation.

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

PAETEC considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, PAETEC considered the past three years of combined results on a pro forma basis that included the results of McLeodUSA and of US LEC beginning on January 1, 2007.

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, PAETEC determined that there are uncertainties relative to its ability to utilize the net deferred tax assets. In recognition of these uncertainties, PAETEC has provided a valuation allowance of $367.9 million on the net deferred income tax assets as of December 31, 2009. A valuation allowance of $368.2 million existed on the net deferred income tax assets as of December 31, 2008, resulting in a net decrease of $0.3 million in the year ended December 31, 2009, of which $7.0 million represents a charge to income tax expense and the offsetting $7.3 million decrease to equity. PAETEC will continue to evaluate the need for a valuation allowance in the future and if it is determined that its deferred tax assets are realizable, an adjustment to the valuation allowance will be reflected.

Upon the January 1, 2009 adoption of ASC 805, Business Combinations, changes in deferred tax asset valuation allowances and income tax uncertainties after an acquisition date generally will affect income tax expense, including charges and uncertainties associated with acquisitions that closed prior to the effective date of ASC 805.

As of December 31, 2009, PAETEC had federal NOL carryforwards of approximately $962.7 million, including approximately $300.0 million of NOL carryforwards acquired as part of the February 8, 2008 merger with McLeod. PAETEC has recorded a deferred income tax asset of approximately $381.4 million reflecting the benefit of federal and state loss carryforwards. If unused, the NOL carryforwards would expire on various dates from 2016 through 2029. In recognition of the uncertainties relative to the utilization of the federal NOLs, a full valuation allowance has been recorded.

Included in the NOL carryforward deferred tax asset above is approximately $44.4 million of deferred tax assets attributable to state NOLs. Management believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized prior to their expiration. In recognition of this uncertainty, PAETEC has provided a valuation allowance of $43.8 million on the deferred tax assets related to the state NOL carryforwards.

As a result of the realization requirements of ASC 718, Compensation—Stock Compensation, PAETEC’s deferred tax assets at December 31, 2009 do not include approximately $89.7 million of excess tax benefits from employee stock option exercises that are a component of PAETEC’s NOL carryforwards. Equity will be increased by approximately $31.4 million if and when such deferred tax assets are ultimately realized for federal income tax purposes. PAETEC uses ordering pursuant ASC 740, Income Taxes, for purposes of determining when excess tax benefits have been realized.

ASC 740 also provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must achieve before being recognized in the financial statements. ASC 740 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific information related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The amount of unrecognized tax benefits from uncertain tax positions, including interest, at December 31, 2009 was $0.6 million, the majority of which, if recognized, would affect the effective tax rate.

2008 Compared With 2007

Revenue. Total revenue increased $529.4 million, or 50.9%, to $1,570.4 million for 2008 from $1,041.0 million for 2007, principally because of the inclusion of McLeodUSA’s results for the majority of 2008. Of total revenue for 2008, revenue from network services, carrier services and integrated solutions services accounted for 78.8%, 17.3% and 3.9%, respectively, compared to 82.2%, 13.9% and 3.9%, respectively, for 2007.

Revenue from network services increased $381.8 million, or 44.6%, to $1,237.7 million for 2008 from $855.8 million for 2007. For 2008, revenue from monthly recurring fees and usage-based fees accounted for 71.6% and 27.8%, respectively, of revenue from network services, compared to 66.6% and 31.2%, respectively, of such revenue for 2007. The increase in network services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service from 119,987 lines as of December 31, 2007 to 215,768 lines as of December 31, 2008, of which McLeodUSA accounted for 82,109 lines, as well as from increased revenue from application services and network security products. Growth of the network services business was constrained by fewer than expected billable minutes of use, increased pricing pressure, and an increase in customer attrition rates.

Revenue from carrier services increased $126.4 million, or 87.2%, to $271.3 million for 2008 from $144.9 million for 2007. The increase in carrier services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service, as well as growth of new integrated T1 services and multi-site VPN sales. For 2008, revenue from monthly recurring fees and usage-based fees accounted for 42.0% and 49.9%, respectively, of revenue from carrier services, compared to 30.3% and 68.8%, respectively, of such revenue for 2007. The increase in monthly recurring fees as a percentage of total carrier services revenue was primarily attributable to the inclusion of McLeodUSA’s results for a majority of 2008, as monthly recurring fees historically have represented a higher percentage of total carrier services revenue of McLeodUSA’s business than of PAETEC’s business.

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

Revenue from integrated solutions services increased $21.2 million, or 52.6%, to $61.4 million for 2008 from $40.3 million for 2007. The increase in revenue generated by the integrated solutions business, which has a longer revenue cycle causing irregular trends on a quarterly basis, is partly attributable to PAETEC’s acquisition of Allworx Corp. during the fourth quarter of 2007. The operations of Allworx Corp. contributed $10.7 million to integrated solutions revenue for 2008.

Cost of Sales. Cost of sales increased to $781.3 million for 2008 from $491.7 million for 2007, in part because of the inclusion of McLeodUSA’s results for a majority of 2008. In each period, cost of sales consisted primarily of leased transport charges and usage costs for local and long distance calls.

Leased transport charges increased to $494.3 million, or 63.3% of cost of sales, for 2008 from $363.2 million, or 73.9% of cost of sales, for 2007. The decrease as a percentage of cost of sales was primarily attributable to the inclusion of McLeodUSA’s results, which reflect charges based on a broader facilities-based owned network, for the majority of 2008.

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

Integration and Separation Costs. PAETEC recorded $12.1 million of integration and separation costs in 2008. In connection with the McLeodUSA merger, PAETEC incurred integration costs of approximately $6.7 million in 2008, primarily related to costs associated with employee separations. PAETEC also incurred approximately $5.4 million of separation costs as a result of the involuntary employee separations announced in the fourth quarter of 2008.

Depreciation and Amortization. Depreciation and amortization expense increased to $174.3 million for 2008 from $75.2 million for 2007. The increase was primarily attributable to increased depreciation expense resulting from an increase of $461.7 million in gross property and equipment since December 31, 2007, largely as a result of property and equipment obtained in the acquisition of McLeodUSA and as part of PAETEC’s network deployment and maintenance. The increase was also partly attributable to the write-up of intangible assets associated with the US LEC, McLeodUSA, and Allworx Corp. acquisitions. The increase in depreciation and amortization expense was offset in part as PAETEC ceased to record depreciation on some of its older equipment that had reached the end of its useful life.

Interest Expense. Interest expense increased to $73.7 million for 2008 from $68.4 million for 2007, due to the higher average outstanding debt balances during 2008 that resulted from the $300 million principal amount of 9.5% senior notes PAETEC issued in July 2007, the $100 million incremental term loan facility PAETEC obtained in January 2008, and the $50.0 million principal amount of revolving loans PAETEC obtained in October 2008. The average outstanding debt balances were $878.2 million for 2008 and $729.8 million for 2007. As of December 31, 2008 and 2007, borrowing rates under the senior secured credit facilities and the 9.5% senior notes averaged 7.8% and 8.4%, respectively.

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

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, PAETEC determined that there are uncertainties relative to its ability to utilize the net deferred tax assets. In recognition of these uncertainties, PAETEC provided a valuation allowance of $368.2 million on the net deferred income tax assets as of December 31, 2008. A valuation allowance of $20.3 million existed on the net deferred income tax assets as of December 31, 2007, resulting in an increase of $347.9 million in 2008, of which $104.3 million represents a charge to income tax expense and $243.6 million represents a charge to goodwill or equity as it relates primarily to purchase accounting for the McLeodUSA acquisition. If PAETEC were to determine that it could realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance.

PAETEC acquired approximately $3.8 billion of NOLs pursuant to the McLeodUSA acquisition. Section 382 of the Internal Revenue Code of 1986, or “IRC Section 382,” places annual limitations on the use of some tax attributes such as net operating losses and tax credit carryovers in existence at the time of an ownership change. As a result of the acquisition, McLeodUSA experienced an ownership change within the meaning of IRC Section 382. PAETEC has determined that the acquired NOLs will be subject to substantial limitations under IRC Section 382 as a result of the ownership change.

As of December 31, 2008, PAETEC had a deferred tax asset for federal NOL carryforwards of approximately $856.9 million, including the approximately $300.0 million of NOL carryforwards acquired as part of the McLeodUSA acquisition. PAETEC recorded a deferred income tax asset of approximately $339.6 million that reflected the benefit of federal and state loss carryforwards as of December 31, 2008.

Included in the NOL carryforward deferred tax asset above is approximately $39.7 million of deferred tax assets attributable to state NOLs. Approximately $15.4 million of this deferred tax asset relates to NOLs acquired pursuant to the McLeodUSA acquisition. Management believes that it is more likely than not that the benefit from some state NOL carryforwards will not be realized before their expiration. In recognition of this risk, as of December 31, 2008 PAETEC provided a valuation allowance of $39.0 million on the deferred tax assets related to the state NOL carryforwards.

As a result of some realization requirements of ASC 718, PAETEC’s deferred tax assets at December 31, 2008 do not include approximately $86.8 million of excess tax benefits from employee stock option exercises that are a component of the company’s NOL carryovers.

On January 1, 2007, PAETEC adopted the provisions of ASC 740 relating to uncertain tax positions, and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2008 was $0.4 million, the majority of which, if recognized, would affect the effective tax rate.

Critical Accounting Policies

PAETEC’s consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require PAETEC to make estimates and assumptions. Of PAETEC’s significant accounting policies described in Note 2 to the audited consolidated financial statements appearing elsewhere in this report, PAETEC believes that the following policies may involve a higher degree of judgment and complexity.

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

Usage fees consist of fees paid by PAETEC’s customers for each call made, fees paid by the incumbent carriers in PAETEC’s markets as reciprocal compensation when the company terminates non-toll calls originated by their customers, and access fees paid by carriers for long distance calls that PAETEC originates and terminates. PAETEC recognizes revenue related to usage fees when the service is provided. PAETEC bills usage fees in arrears and uses estimates to recognize revenue for unbilled usage fees. PAETEC’s ability to generate reciprocal compensation revenue and access revenue is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, PAETEC’s policy is to recognize reciprocal compensation and access revenue only when it concludes that its realization of that revenue is reasonably assured.

Monthly recurring fees include the fees paid by PAETEC’s customers for lines in service and additional features on those lines. Monthly recurring fees are paid by PAETEC’s end-user customers and are billed in advance. PAETEC recognizes this revenue during the period in which it is earned.

PAETEC has arrangements where it recognizes revenue in accordance with ASC 605-20, Revenue Recognition Services, which requires some non-recurring service activation and installation fee revenues that are payable in advance of the provision of services to be deferred over the average customer life. In accordance with those guidelines, PAETEC defers service activation and installation fee revenues and related costs and amortizes them over the average customer life, which is primarily three years.

The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, for which revenue is recognized at the time the sale criteria in ASC 605-976, Real Estate—Retail Land, are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

Integrated Solutions Revenue. PAETEC also derives revenue from sales of telecommunications equipment and software. Equipment revenue consists of fees PAETEC’s customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes equipment revenue upon delivery and acceptance of the equipment. PAETEC derives software revenue through selling and supporting its proprietary telecommunications software. PAETEC recognizes revenue related to software sales upon delivery and acceptance of the software in accordance with ASC 605-985, Software. Support fees include fees for maintenance of PAETEC’s telecommunications software and fees for training the end user in the proper use of PAETEC’s telecommunications software. PAETEC recognizes maintenance fees pro rata over the length of the underlying maintenance contract. PAETEC recognizes training fees after the training obligation has been fulfilled.

Allowance for Doubtful Accounts. To determine its allowance for bad debts, PAETEC uses estimates based on the company’s historical collection experience, its assessment of current industry and economic trends, customer concentrations and its credit policies. As of December 31, 2009, PAETEC had reserved for $11.9 million of bad debts.

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

Cost of Sales. Costs of sales are composed primarily of network costs, which are costs incurred for leased transport charges and for transmission of voice and data services over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. PAETEC expenses network costs as incurred. These costs include PAETEC’s estimate of charges for which it has not yet received bills, and are based upon the estimated number of transmission lines and facilities

PAETEC has in service and its estimated minutes of use based on internal reports. Once PAETEC receives an invoice from a carrier, the company begins a process of reconciling that carrier’s invoice to PAETEC’s internal reports. Once the reconciliation is complete, PAETEC follows contractual terms to dispute any erroneous billing and, ultimately, agrees with the carrier on the final amount due. In some cases, this reconciliation process can take several months to complete. PAETEC may make subsequent adjustments to its estimates after it receives bills for the actual costs it incurs, but PAETEC generally does not expect that these adjustments will be material to its operating results. Accordingly, PAETEC’s accrual for network costs includes estimates for which the reconciliation of the carriers’ invoices to PAETEC’s internal reports has not been completed. Because of the significance of access costs, the complexity of the systems that capture accrual information, and the quantity of negotiated and regulated rates, PAETEC believes that the estimation of network cost accruals is a critical accounting policy. As of December 31, 2009 and 2008, PAETEC had $27.8 million and $20.6 million, respectively, of disputed network invoices and approximately $8.1 million and $5.8 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable on the consolidated balance sheets.

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

PAETEC determines whether the carrying value of its long-lived assets, including property and equipment, and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. PAETEC determines if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, PAETEC measures the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Because of the significance of long-lived assets and finite lived intangible assets and the judgments and estimates that go into the fair value analysis, PAETEC believes that its policies regarding impairment are critical.

Goodwill and Indefinite-Lived Intangible Assets. In accordance with the provisions of ASC 350, Goodwill and Other Intangible Assets, PAETEC does not amortize goodwill or other acquired intangible assets with indefinite useful lives. PAETEC has identified four reporting units as defined in ASC 350. There were no changes in allocation of reporting unit goodwill during 2009, 2008 or 2007. As of December 31, 2009 and 2008, PAETEC had $300.6 million of goodwill, with the telecommunications reporting unit accounting for approximately 99% of the goodwill. As of December 31, 2009 and 2008, PAETEC had $2.4 million of intangible assets with indefinite lives.

Goodwill is assessed for impairment at least annually using a two-step impairment test. Step one of the test is used to identify whether or not impairment may exist. In step one, PAETEC compares the fair value of each individual reporting unit with its carrying amount. PAETEC estimates the fair value of its reporting units based on the income approach, using a discounted projection of future cash flows, supported with a market-based valuation. The income approach is dependent on a number of critical management assumptions, including estimates of future cash flows that take into account assumed growth rates, price increases, profitability margins, capital expenditures, benefits of recent acquisitions and expected synergies, and an appropriate discount rate. PAETEC’s estimates of discounted cash flows may differ from actual cash flows due to, among other factors, economic conditions, changes to PAETEC’s business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect PAETEC’s future financial results. If a reporting unit’s carrying amount exceeds its fair value, impairment may exist. Step two of the impairment test must then be performed to measure the amount of impairment, if any. Goodwill impairment potentially exists when the implied fair value of a reporting unit’s goodwill is less than its carrying value. ASC 350 requires PAETEC to determine the implied fair value of goodwill in the same manner as if PAETEC had acquired those reporting units. Specifically, PAETEC allocates the fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities of that reporting unit, in a hypothetical calculation that yields the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

PAETEC assesses the carrying value of its goodwill during the third quarter of each fiscal year. The annual assessment of the carrying value of PAETEC’s reporting units undertaken with respect to 2009, 2008 and 2007 indicated that goodwill was not impaired as of July 1, 2009, 2008 and 2007, respectively.

In accordance with ASC 350, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by ASC 350, that could potentially reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2008, PAETEC experienced a significant decline in market capitalization as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred after PAETEC’s announcement in August 2008 that its operating results for the second quarter of 2008 would be lower than expected. Some factors contributing to this performance below expectations included less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. PAETEC determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to ASC 350. As a result, PAETEC completed step one of the impairment process and concluded that the fair values of some of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, PAETEC conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. PAETEC recorded a non-cash goodwill impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment. In the fourth quarter of 2008, management finalized the assessment in connection with the preparation of the company’s audited financial statements and recorded an additional non-cash charge of $15.0 million. Approximately 95% of the goodwill impairment charge was attributed to the telecommunications reporting unit.

During the fourth quarter of 2008, PAETEC’s market capitalization declined further as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market from the market price at September 30, 2008. PAETEC determined that the continued decline in market capitalization and the continuation of the factors that were identified during the third quarter of 2008 were an indicator that a goodwill impairment test was again required pursuant to ASC 350 for the fourth quarter of 2008. As a result, PAETEC completed step one of the impairment process and concluded that the fair values of its reporting units exceeded the carrying values and therefore recorded no impairment.

The changes in the carrying value of goodwill from January 1, 2008 through December 31, 2009 were as follows (in thousands):

Balance as of January 1, 2008	361,445
Goodwill related to the acquisition of McLeodUSA Incorporated	302,270
Goodwill related to other acquisitions	(8,118)
Impairment charge	(355,000)

Balance as of December 31, 2008 and December 31, 2009	$300,597

There was no change in goodwill during the twelve months ended December 31, 2009.

Share-Based Payment. Employees of PAETEC participate in various equity incentive plans. In accordance with ASC 718, Compensation—Stock Compensation, PAETEC measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. PAETEC recognizes these compensation costs ratably over the period during which an employee is required to provide service in exchange for the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions regarding expected volatilities based on historical experience. The expected term of options granted is derived from the vesting period of the award, as well as exercisability of the award, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. PAETEC uses historical data to estimate forfeitures.

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

Income Taxes. PAETEC accounts for income taxes in accordance with ASC 740, Income Taxes. The asset and liability approach underlying ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management provides valuation allowances against the net deferred income tax asset for amounts that are not considered more likely than not to be realized. PAETEC must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

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

Derivatives. ASC 815, Derivatives and Hedging, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive income, and requires PAETEC formally to document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Legal and Contingency Reserves. PAETEC accounts for legal and other contingencies in accordance with ASC 450, Contingencies. Loss contingencies are accrued by a charge to income if both of the following conditions are met: information before issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and the amount of the loss can be reasonably estimated.

The foregoing list of critical accounting policies is not intended to be a comprehensive list of all of PAETEC’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for PAETEC to judge their application. There are also areas in which PAETEC’s judgment in selecting any available alternative would not produce a materially different result. In addition to reviewing the foregoing list, PAETEC encourages you to review carefully the notes to its audited consolidated financial statements appearing elsewhere in this report, where you will find a more comprehensive description of the company’s accounting policies and additional disclosures that are required by generally accepted accounting principles.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, borrowings under credit facilities, issuances of debt securities, operating leases and normal trade credit terms. To fund its recent expansion through significant acquisitions, beginning in February 2007 with the US LEC merger and including the acquisition of McLeodUSA in February 2008, PAETEC has increased its borrowings under a variety of debt arrangements.

Sources and Uses of Cash. PAETEC’s cash flows for 2009, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$152,169	$152,131	$113,116
Net cash used in investing activities	$(119,748)	$(227,971)	$(337,675)
Net cash (used in) provided by financing activities	$(44,061)	$127,767	$290,275

Cash flows from operating activities for 2009 were consistent with those for 2008, with a $33.3 million increase in net income adjusted for non-cash items being offset by a $33.3 million decrease in working capital. The $39.0 million increase in cash flows from operating activities for 2008 over 2007 was primarily attributable to a $26.1 million increase in net income adjusted for non-cash items and a $12.9 million increase in working capital.

PAETEC’s investing activities for 2009 consisted primarily of activities related to the purchase and installation of property and equipment. PAETEC’s investing activities for 2008 consisted primarily of activities related to the McLeodUSA merger and the purchase and installation of property and equipment. PAETEC’s investing activities for 2007 consisted primarily of activities related to the US LEC merger, the acquisition of Allworx Corp., and the purchase and installation of property and equipment.

Net cash used in financing activities of $44.1 million for 2009 was primarily related to the repayment of $330.5 million principal amount of borrowings under PAETEC’s senior secured credit facilities with the proceeds of an offering of $350 million principal amount of its 8 7/8% senior secured notes due 2017, which we refer to as the “8 7/8% senior secured notes,” the payment of debt issuance costs incurred in connection with PAETEC’s issuance and sale of the 8 7/8% senior secured notes, and the repayment of $20.0 million in aggregate principal amount of loans outstanding under PAETEC’s revolving credit facility. Net cash provided by financing activities for 2008 of $127.8 million was primarily related to $100 million of borrowings incurred under PAETEC’s incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition and $50.0 million of borrowings under PAETEC’s revolving credit facility. Net cash provided by financing activities for 2007 was $290.3 million and primarily reflected PAETEC’s borrowings of $1.1 billion to finance the US LEC merger, the effect of which was offset in part by the early retirement of US LEC’s debt.

Contractual Obligations and Commitments. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases. As of December 31, 2009, PAETEC was party to letters of credit totaling $7.3 million. PAETEC does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of December 31, 2009:

Contractual Obligations

(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$920,232	$—	$—	$—	$920,232
Capital lease obligations	18,615	4,786	7,060	5,812	957
Operating leases	171,512	33,891	53,105	36,616	47,900
Purchase obligations	281,655	134,598	133,640	13,417	—
Other long-term liabilities	59,939	—	19,629	11,858	28,452

Total	$1,451,953	$173,275	$213,434	$67,703	$997,541

The long-term debt obligations in the table above reflect the senior credit facilities and note issues outstanding at December 31, 2009 and do not reflect the issuance of additional 8 7/8% senior secured notes in January 2010 and the application of the proceeds of that sale except as described below. On January 12, 2010, PAETEC issued and sold $300.0 million in aggregate principal amount of its 8 7 /8% senior secured notes pursuant to an indenture dated as of June 29, 2009, as supplemented as of January 12, 2010, under which PAETEC had issued $350.0 million in aggregate principal amount of its 8 7/8% senior secured notes on June 29, 2009. PAETEC applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities. As a result of the issuance of the additional 8 7/8% senior secured notes in January 2010 and in accordance with ASC Topic 470, Debt, PAETEC has presented $270.2 million of aggregate principal amount outstanding under its senior secured credit facilities as maturing in 2017 in the table above as of December 31, 2009.

The long-term debt obligations in the table above also do not include scheduled interest payments on PAETEC’s variable-rate senior secured credit facilities outstanding at December 31, 2009, which are generally based on the London interbank offered rate, or “LIBOR,” and fixed-rate senior notes. Based upon the issuance of the 8 7/8% senior secured notes on January 12, 2010 and the associated repayment of the balances outstanding under the variable-rate senior secured credit facilities, PAETEC projects interest payments to be $90.9 million for each of the fiscal years 2010 through 2014, and $160.8 million thereafter.

Indebtedness. At December 31, 2009, PAETEC had approximately $926.1 million of total indebtedness, net of unamortized discount of $12.8 million, which had an overall weighted average annual interest rate of 7.7%, including debt discount and excluding deferred financing costs. Of this total indebtedness, an aggregate principal amount of $350.0 million was outstanding under the company’s 8 7/8 % senior secured notes, an aggregate principal amount of $300.0 million was outstanding under the company’s 9.5% senior notes due 2015, an aggregate principal amount of $240.2 million was outstanding under the company’s senior secured credit facility term loans, and an aggregate principal amount of $30.0 million was outstanding under the company’s revolving credit facility.

On June 29, 2009, PAETEC issued and sold $350.0 million in aggregate principal amount of its 8 7/8% senior secured notes at an offering price of 96.549% of their principal amount, in an offering not subject to the registration requirements of the Securities Act of 1933. PAETEC applied the proceeds of the offering, together with cash on hand, to repay approximately $330.5 million principal amount of outstanding term loans under PAETEC’s existing senior secured credit facilities and to pay related fees and expenses. The 8 7/ 8% senior secured notes issued in this offering accrue interest at a rate of 8.875% per year from June 29, 2009. Interest is payable semi-annually in cash in arrears on June 30 and December 31 of each year, commencing on December 31, 2009. The 8 7/8 % senior secured notes will mature on June 30, 2017.

In April 2009, PAETEC paid an additional $5.6 million of principal on its credit facility term loans as a result of excess cash flows generated during its 2008 fiscal year as calculated under the terms of its credit agreement. On each of September 30, 2009 and December 17, 2009, PAETEC paid $10.0 million in principal amount of loans outstanding under its revolving credit facility.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement, PAETEC’s ratio of consolidated debt (defined for purposes of the credit agreement as total consolidated debt less cash and cash equivalents in excess of $20.0 million) to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date may not exceed 5.00:1.00. PAETEC was in compliance with this financial covenant as of December 31, 2009.

As described above, on January 12, 2010, PAETEC Holding issued and sold an additional $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes. Accordingly, immediately following the issuance and sale in January 2010 of the 8 7/8% senior secured notes, the company had $650.0 million in aggregate principal amount of the 8 7/8% senior secured notes outstanding. PAETEC Holding applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay the $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities at December 31, 2009.

See Note 5 and Note 15 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s indebtedness.

Operating Lease Obligations. PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. The company began occupying its current corporate headquarters in January 2001 under a 20-year lease agreement. PAETEC expects that its annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $1.8 million for 2009.

Purchase Obligations. PAETEC’s purchase obligations as of December 31, 2009 represent non-cancelable contractual obligations for equipment and services and minimum commitments under data and voice contracts with certain carriers.

Other Long-Term Liabilities. Included in PAETEC’s long-term liabilities as of December 31, 2009, for which the company anticipates no payments to be required during the periods presented or thereafter, are deferred revenues, tax contingency reserve and deferred rent credits.

Stock Repurchase Program. During the year ended December 31, 2009, PAETEC Holding’s board of directors authorized the repurchase of up to $25.0 million of PAETEC Holding’s outstanding common stock through December 31, 2010, subject to conditions. PAETEC Holding may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC Holding to repurchase any specific number of shares and may be modified or discontinued at any time. PAETEC Holding’s previous stock repurchase program expired in August 2009.

During 2009, PAETEC Holding repurchased, at fair value and on the open market, a total of 923,100 shares of its common stock at a total cost of approximately $1.6 million under PAETEC’s previous stock repurchase program and another 1,028,200 shares of its common stock at a total cost of approximately $3.9 million under the newly authorized stock repurchase program. In total, for the year ended December 31, 2009, PAETEC Holding repurchased, at fair value and on the open market, 1,951,300 shares of its common stock at a total cost of approximately $5.5 million. In connection with the repurchases, PAETEC Holding paid commissions totaling less than $0.1 million.

Capital and Cash Requirements. PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $121.5 million in 2009. PAETEC expects to fund all of its 2010 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of December 31, 2009, PAETEC had entered into agreements with vendors to purchase approximately $19.3 million of equipment and services, of which PAETEC expects $15.9 million to be delivered and payable in 2010, $2.2 million in 2011 and $1.2 million in 2012.

PAETEC may seek to purchase some of its outstanding 9.5% senior notes due 2015 and/or some of its outstanding 8 7/8% senior secured notes for cash in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions and the discount, if any, at which the notes may be purchased, PAETEC’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such purchases may be material.

PAETEC believes that cash on hand and cash flow from operations will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in this report. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC seeks to acquire other businesses or to accelerate the expansion of its business, it may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. In addition, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, PAETEC’s outstanding senior notes and senior secured notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards, or “SFAS,” No. 167, Amendments to FASB Interpretation No. 46(R), currently codified as ASC Topic 810, Consolidation. This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. PAETEC is currently evaluating the impact of SFAS No. 167 on its financial statements.

In October 2009, the FASB issued Accounting Standards Update, or “ASU,” 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. PAETEC is currently evaluating the impact of this ASU on its financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that include Software Elements. This ASU amends accounting and reporting guidance under ASC 605-985 to exclude from its scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 will be effective for fiscal years beginning on or after June 15, 2010. PAETEC is currently evaluating the impact of this ASU on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

PAETEC is exposed to market risks in the normal course of business. PAETEC manages the sensitivity of its results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. PAETEC does not hold or issue derivative, derivative commodity or other financial instruments for trading purposes, although at December 31, 2009 the company held some derivative financial instruments to manage its exposure to fluctuations in interest rates. PAETEC does not have any material foreign currency exposure.

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions.

PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on its variable-rate debt. As of December 31, 2009, $270.2 million of PAETEC’s long-term debt consisted of variable-rate instruments that accrue interest at floating rates. As of the same date, through an interest rate swap contract, PAETEC had capped its interest rate exposure through June 30, 2011 at a rate of 2.85% on $265.0 million of floating-rate debt. A change of one percentage point in the interest rates applicable to PAETEC’s $265.0 million of variable-rate debt subject to an interest rate swap contract as of December 31, 2009 would result in a fluctuation of approximately $2.7 million in the company’s annual interest expense in the absence of the interest rate swap contracts. All foregoing variable-rate debt was repaid in January 2010 with the proceeds of the offering of $300 million principal amount of PAETEC’s 8 7/8% senior secured notes, as described in Note 5 and Note 15 to the audited consolidated financial statements appearing elsewhere in this report.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-42 and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2009, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (the “COSO Framework”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009, based on the COSO Framework.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in its report which is included in Item 8 of this annual report.

PAETEC Holding Corp.

March 12, 2010	By:	/s/ ARUNAS A. CHESONIS
	Name:	Arunas A. Chesonis
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2010	By:	/s/ KEITH M. WILSON
	Name:	Keith M. Wilson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 9B.	Other Information.

In March 2010, H. Russell Frisby, Jr., a member of PAETEC’s board of directors, entered into a sales plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. Rule 10b5-1(c) permits stockholders to adopt written pre-arranged stock trading plans subject to specified restrictions. Under such plans, stockholders can spread stock trades out over an extended period of time to minimize the market effect, can gradually diversify their investment portfolios and can avoid concerns about the timing of transactions.

The sales plan entered into by Mr. Frisby provides for his sale of up to 6,666 shares of PAETEC Holding’s common stock from time to time from April 2010 through April 2011. Any sales will be made based on share amounts and other conditions specified in the plan.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Executive Officers and Directors” in Part I, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, referred to as the “2010 proxy statement,” which we will file with the SEC on or before 120 days after our 2009 fiscal year-end, and which appears in the 2010 proxy statement under the captions “Election of Directors (Proposal 1)” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information required by this Item 11 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the captions “Election of Directors (Proposal 1)—Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item 12 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the caption “Security Ownership.”

Equity Compensation Plan Information

The following table presents information as of December 31, 2009 with respect to shares of our common stock that were issuable under awards granted pursuant to PAETEC’s equity compensation plans, along with the weighted average exercise price of outstanding awards and the number of shares of common stock remaining available for issuance in connection with future grants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,849,752	(2)	$3.24	7,424,063	(3)
Equity compensation plans not approved by security holders	1,324,655	(4)	$2.55	—
Total	17,174,407		$3.18	7,424,063

(1)	Assumes a weighted average exercise price of $0 with respect to each restricted stock unit outstanding as of December 31, 2009.

(2)	Includes (a) 817,248 shares of common stock subject to issuance pursuant to restricted stock units outstanding under the PAETEC Corp. 2001 Stock Option and Incentive Plan as of December 31, 2009 and (b) 3,425,218 shares of common stock subject to issuance pursuant to restricted stock units outstanding under the PAETEC Holding Corp. 2007 Omnibus Incentive Plan as of December 31, 2009.
(3)	Includes (a) 4,707,261 shares of common stock available for future issuance under the PAETEC Holding Corp. 2007 Omnibus Incentive Plan as of December 31, 2009 and (b) 2,716,802 shares of common stock available for future issuance under the PAETEC Holding Corp. Employee Stock Purchase Plan as of December 31, 2009.
(4)	Includes 324,600 shares of common stock subject to issuance pursuant to restricted stock units outstanding under the PAETEC Corp. Executive Incentive Plan as of December 31, 2009.

The following compensation plans were adopted without the approval of PAETEC Corp.’s stockholders:

PAETEC Corp. Executive Incentive Plan. The board of directors of PAETEC Corp., PAETEC Holding’s predecessor company, approved the PAETEC Corp. Executive Incentive Plan on June 7, 2006 in connection with PAETEC Corp.’s June 2006 leveraged recapitalization. The Executive Incentive Plan provided for the issuance of restricted stock units for a total of 4,000,000 shares of PAETEC Corp. common stock (or 6,492,000 shares of PAETEC Holding common stock after adjusting for the US LEC merger), substantially all of which were issued to senior executives in connection with the leveraged recapitalization. As of December 31, 2009, and as adjusted for the US LEC merger, restricted stock units for 324,600 shares of PAETEC Holding common stock were outstanding under the Executive Incentive Plan. No additional awards will be made pursuant to the Executive Incentive Plan.

PAETEC Corp. Non-Qualified Stock Option Agreement. As part of its acquisition of Campuslink Communications Systems, Inc. in September 1999, PAETEC Corp. issued an option to purchase 10,000 shares of PAETEC Corp. common stock (or 16,230 shares of PAETEC Holding common stock after adjusting for the US LEC merger) to James A. Kofalt, who served as the chairman of the board of directors of Campuslink Communications Systems and was appointed to the board of directors of PAETEC Corp. in connection with the transaction. The option vested in September 2000 with respect to all of the shares subject to the award. As of December 31, 2009, and as adjusted for the US LEC merger, options to purchase 16,230 shares of PAETEC Holding common stock were outstanding under the award.

Agent Incentive Plans. PAETEC has granted to its independent sales agents warrants to purchase shares of PAETEC Holding common stock pursuant to two agent incentive plans. Independent sales agents include, in addition to individuals, corporations and other organizations that act as PAETEC’s sales agents. PAETEC Corp. and its wholly-owned subsidiary, PaeTec Communications, Inc., adopted the PaeTec Communications, Inc. Agent Incentive Plan under which PaeTec Communications granted warrants to purchase up to a total of 395,666 shares of PAETEC Corp. common stock (or 642,142 shares of PAETEC Holding common stock after adjusting for the US LEC merger). Warrants issued under this plan generally vest in five equal annual installments beginning on the date of grant, subject to the warrant holder’s achievement of specified performance objectives. As of December 31, 2009, and as adjusted for the US LEC merger, warrants to purchase 383,825 shares of PAETEC Holding common stock were outstanding under this plan. No additional grants will be made under this plan. In August 2009, PAETEC Holding Corp. adopted the PAETEC Holding Corp. 2009 Agent Incentive Plan under which PAETEC Holding Corp. granted warrants to purchase up to a total of 600,000 shares of PAETEC Holding Corp. common stock. Warrants issued under this plan generally vest upon the warrant holder’s achievement and maintenance of specified revenue levels. As of December 31, 2009, warrants to purchase 600,000 shares of PAETEC Holding common stock were outstanding under this plan. All of the warrants issued under the agent incentive plans are exercisable for ten years from the date of grant.

For additional information about the foregoing compensation plans, see Note 8 to the consolidated financial statements appearing elsewhere in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the captions “Election of Directors (Proposal 1)” and “Transactions With Related Persons.”

Item 14.	Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated herein by reference to the 2010 proxy statement, including the information in the 2010 proxy statement appearing under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)   The following consolidated financial statements of PAETEC Holding Corp. appear on pages F-2 through F-42 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

PAETEC Holding Corp.—as of December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income:

PAETEC Holding Corp.—for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit):

PAETEC Holding Corp.—for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows:

PAETEC Holding Corp.—for the years ended December 31, 2009, 2008 and 2007

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 3.1 to the Current Report on Form 8-K of PAETEC Holding filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the Current Report on Form 8-K of PAETEC Holding, filed March 10, 2009 and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

Exhibit Number	Description
4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3.1	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC Corp. (“US LEC”). Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

*4.3.2	Form of Amendment No. 1 to PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC.

4.4.1	PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.7 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.4.2	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.6 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.5.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.5.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.5.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

*4.5.4	Third Supplemental Indenture, dated as of December 18, 2009, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to senior debt securities.

4.6.1	Indenture, dated as of June 29, 2009, among PAETEC Holding, the Guarantors named therein and The Bank of New York Mellon, as Trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 29, 2009 (the “June 29, 2009 Form 8-K”) and incorporated herein by reference.

4.6.2	First Supplemental Indenture, dated as of January 12, 2010, between PAETEC Holding and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on January 12, 2010 (the “January 12, 2010 Form 8-K”) and incorporated herein by reference.

4.6.3	Officers’ Certificate of PAETEC Holding dated January 12, 2010 relating to the issuance of the Notes. Filed as Exhibit 4.3 to the January 12, 2010 Form 8-K and incorporated herein by reference.

*4.6.4	Second Supplemental Indenture, dated as of March 5, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities.

Exhibit Number	Description
10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding, filed on May 15, 2008 and incorporated herein by reference.

10.4	Registration Rights Agreement, dated as of June 29, 2009, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc. Filed as Exhibit 4.2 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.5	Registration Rights Agreement, dated as of January 12, 2010, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. Filed as Exhibit 4.2 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.6.1	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.6.2	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.4.2 to the Annual Report on Form 10-K of PAETEC Holding filed on March 31, 2008 (the “PAETEC Holding 2008 Form 10-K”) and incorporated herein by reference.

10.7.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.7.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

Exhibit Number	Description
10.7.3	Second Amendment and Waiver to Credit Agreement, dated as of May 29, 2009, among PAETEC Holding, as Borrower, the lenders parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other agents parties thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 4, 2009 and incorporated herein by reference.

10.7.4	Third Amendment to the Credit Agreement, dated as of January 12, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.7.5	First Lien Intercreditor Agreement, dated as of June 29, 2009, among PAETEC Holding, PAETEC Holding’s subsidiaries, as the other Grantors, Deutsche Bank Trust Company Americas, as Collateral Agent for the First Lien Secured Parties referred to therein and as Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon, as the Initial Additional First Lien Authorized Representative, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.3 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.7.6	Amended and Restated Security Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, as Assignors, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.4 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.7.8	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.7.7	Amended and Restated Pledge Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.5 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.8	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.9	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.10.1	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis and Laurie L. Zaucha. Filed as Exhibit 10.8 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.10.2	Form of 2008 Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Mary K. O’Connell. Filed as Exhibit 10.8.2 to the Annual Report on Form 10-K of PAETEC Holding Corp. filed on March 12, 2009 and incorporated herein by reference.

Exhibit Number	Description
10.11	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC Corp.’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.12.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC Corp.’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.12.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.12.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.12.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.12.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.13.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

Exhibit Number	Description
10.13.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.15.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.15.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.15.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.15.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.16.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on May 20, 2008 and incorporated herein by reference.

10.16.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.16.3	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 8, 2009 and incorporated herein by reference.

10.16.4	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.16.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.16.6	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.16.7	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.16.8	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.17	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC Corp. and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

*10.18	PAETEC Holding Corp. 2010 Performance Bonus Plan.

Exhibit Number	Description
10.19	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

10.20.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

10.20.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers. Filed as Exhibit 10.18.2 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.20.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.21.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.21.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.22	Description of Non-Employee Director Compensation.

10.23	Form of Indemnity Agreement between McLeodUSA Incorporated and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.24	Form of Indemnification Agreement between PAETEC Holding and certain of its directors. Filed as Exhibit 10.22 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.25	Form of Indemnification Agreement between PAETEC Holding and certain of its officers. Filed as Exhibit 10.23 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.26	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors. Filed as Exhibit 10.24 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

*12.1	Statement of Computation of Ratios of Earnings to Fixed Charges.

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PAETEC Holding Corp.

Fairport, New York

We have audited the internal control over financial reporting of PAETEC Holding Corp. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed and unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the acquisition of McLeodUSA Incorporated on February 8, 2008 and the merger with US LEC Corp. on February 28, 2007.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PAETEC Holding Corp.

Fairport, New York

We have audited the accompanying consolidated balance sheets of PAETEC Holding Corp. and subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item15(a)(2), These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly in all material respects, the financial position of PAETEC Holding Corp. and subsidiaries as of December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company acquired McLeodUSA Incorporated on February 8, 2008, and the Company merged with US LEC Corp. on February 28, 2007.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

March 12, 2010

PAETEC Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$152,888	$164,528
Accounts receivable, net of allowance for doubtful accounts of $11,892 and $12,241, respectively	201,308	202,843
Deferred income taxes	8,365	—
Prepaid expenses and other current assets	22,380	13,749

Total current assets	384,941	381,120
Property and equipment, net	619,048	638,941
Goodwill	300,597	300,597
Intangible assets, net	134,647	159,738
Other assets, net	18,347	16,124

Total assets	$1,457,580	$1,496,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,528	$89,465
Accrued expenses	34,885	39,732
Accrued payroll and related liabilities	34,512	28,183
Accrued taxes	37,203	29,352
Accrued commissions	18,180	17,005
Accrued capital expenditures	8,625	12,831
Accrued interest	13,376	13,321
Deferred revenue	62,215	61,155
Current portion of long-term debt and capital lease obligations	4,786	14,258

Total current liabilities	277,310	305,302
Long-term debt and capital lease obligations	921,271	916,575
Other long-term liabilities	59,939	76,216

Total liabilities	1,258,520	1,298,093

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $.01 par value; 300,000,000 authorized shares at December 31, 2009 and December 31, 2008, 145,284,100 shares issued and outstanding at December 31, 2009, 140,936,868 shares issued and outstanding at December 31, 2008	1,453	1,409
Additional paid-in capital	771,369	761,113
Accumulated other comprehensive loss	—	(19,022)
Accumulated deficit	(573,762)	(545,073)

Total stockholders’ equity	199,060	198,427

Total liabilities and stockholders’ equity	$1,457,580	$1,496,520

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years Ended December 31, 2009, 2008 and 2007

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Network services revenue	$1,258,489	$1,237,668	$855,833
Carrier services revenue	260,023	271,279	144,924
Integrated solutions revenue	61,675	61,433	40,256

Total revenue	1,580,187	1,570,380	1,041,013
Cost of sales (exclusive of operating items shown separately below)	782,389	781,347	491,684
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	559,541	572,180	373,715
Sales and use tax settlement	(7,221)	—	—
Impairment charge	—	355,000	—
Integration and separation costs	—	12,700	3,665
Depreciation and amortization	184,588	174,251	75,237

Income (loss) from operations	60,890	(325,098)	96,712
Debt extinguishment and related costs	17,891	—	14,558
Other income, net	(1,107)	(663)	(4,784)
Interest expense	74,149	73,663	68,373

(Loss) income before income taxes	(30,043)	(398,098)	18,565
(Benefit from) provision for income taxes	(1,354)	89,797	8,037

Net (loss) income	(28,689)	(487,895)	10,528
Other comprehensive income (loss):
Change in fair value of hedge instruments, net of income taxes	6,947	(13,403)	(3,526)

Comprehensive (loss) income	$(21,742)	$(501,298)	$7,002

Basic net (loss) income per common share	$(0.20)	$(3.48)	$0.12

Diluted net (loss) income per common share	$(0.20)	$(3.48)	$0.10

Basic weighted average common shares outstanding	143,371,462	140,210,860	88,610,839

Diluted weighted average common shares outstanding	143,371,462	140,210,860	103,030,252

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

(Amounts in Thousands, Except Share Amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total
BALANCE, January 1, 2007	$367	$(45,694)	$21,591	$(2,093)	$(67,486)	$(93,315)
Issuance of shares in connection with US LEC merger	519	(1)	171,654	—	—	172,172
Assumption of options and warrants in connection with merger	—	—	13,904	—	—	13,904
Exercise of stock options and warrants, 14,365,694 shares	145	—	36,211	—	—	36,356
Excess tax benefits from employee stock option exercises	—	—	324	—	—	324
Retirement of treasury stock	—	45,694	(45,694)	—	—	—
Merger costs of registering securities	—	—	(2,014)	—	—	(2,014)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	(1,062)	—	—	—	(1,062)
Adoption of provisions of ASC 740 specific to uncertain tax positions (Note 6)	—	—	—	—	(220)	(220)
Stock-based compensation expense	—	—	20,574	—	—	20,574
Net income	—	—	—	—	10,528	10,528
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(3,526)	—	(3,526)

BALANCE, December 31, 2007	1,031	(1,063)	216,550	(5,619)	(57,178)	153,721
Issuance of shares in connection with McLeodUSA merger	400	—	493,371	—	—	493,771
Issuance of shares in connection with other acquisitions, 75,000 shares	1	—	648	—	—	649
Assumption of options and warrants in connection with McLeodUSA merger	—	—	26,828	—	—	26,828
Exercise of stock options and warrants, 3,053,164 shares	30	—	14,282	—	—	14,312
Excess tax benefits from employee stock option exercises	—	—	396	—	—	396
Costs of registering securities	—	—	(292)	—	—	(292)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	(58)	(34)	—	—	(92)
Stock-based compensation expense	—	—	22,015	—	—	22,015
Shares issued under employee stock purchase plan	6	—	1,421	—	—	1,427
Repurchase of common stock	(59)	—	(12,951)	—	—	(13,010)
Retirement of treasury stock	—	1,121	(1,121)	—	—	—
Net loss	—	—	—	—	(487,895)	(487,895)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(13,403)	—	(13,403)

BALANCE, December 31, 2008	1,409	—	761,113	(19,022)	(545,073)	198,427
Exercise of stock options and warrants, 1,048,595 shares and vesting of restricted stock units, 6,689,167 shares	79	—	2,080	—	—	2,159
Costs of registering securities	—	—	(80)	—	—	(80)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	(23)	—	(6,794)	—	—	(6,817)
Stock-based compensation expense	—	—	18,772	—	—	18,772
Shares issued under employee stock purchase plan	7	—	1,709	—	—	1,716
Repurchase of common stock	(19)	—	(5,431)	—	—	(5,450)
Net loss	—	—	—	—	(28,689)	(28,689)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	6,947	—	6,947
Reclassification to debt extinguishment and related costs for reduction in notional amount of swap agreement	—	—	—	4,531	—	4,531
Reclassification to debt extinguishment and related costs for discontinuance of hedge accounting treatment	—	—	—	7,544	—	7,544

BALANCE, December 31, 2009	$1,453	$—	$771,369	$—	$(573,762)	$199,060

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(Amounts in Thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(28,689)	$(487,895)	$10,528
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	184,588	174,251	75,237
Amortization of debt issuance costs	2,214	2,062	1,920
Amortization of debt discount	1,548	1,006	—
Bad debt expense	17,055	10,597	5,723
Stock-based compensation expense	18,772	22,015	20,547
Sales and use tax settlement	(7,221)	—	—
Gain on non-monetary transaction	(242)	—	—
(Gain) loss on disposal of property and equipment	(15)	195	61
Deferred income taxes	(3,234)	87,557	7,221
Debt extinguishment and related costs	13,360	—	12,558
Impairment charge	—	355,000	—
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(15,520)	(13,829)	(26,295)
Prepaid expenses and other current assets	(8,631)	3,423	(909)
Other assets	(26)	5,435	(130)
Accounts payable	(25,161)	(2,849)	12,025
Accrued expenses	(16,729)	(16,537)	(21,214)
Accrued payroll and related liabilities	6,333	9,061	(10,334)
Accrued taxes	7,851	(613)	8,442
Accrued commissions	1,175	707	1,057
Accrued interest	55	(334)	13,445
Deferred revenue	4,686	2,879	3,234

Net cash provided by operating activities	152,169	152,131	113,116

INVESTING ACTIVITIES:
Purchases of property and equipment	(121,511)	(119,492)	(81,455)
Acquisitions, net of cash received—McLeodUSA	(197)	(115,497)	—
Acquisitions, net of cash received—other acquisitions	(125)	(2,101)	(254,975)
Proceeds from sale of short-term investments	—	3,412	—
Proceeds from settlement of restricted cash	2,652	4,873	—
Proceeds from disposal of property and equipment	892	1,780	22
Software development costs	(1,459)	(946)	(1,267)

Net cash used in investing activities	(119,748)	(227,971)	(337,675)

FINANCING ACTIVITIES:
Repayments of long-term debt	(362,576)	(17,675)	(828,230)
Payment for debt issuance costs	(10,930)	(1,395)	(15,824)
Proceeds from long-term borrowings	337,921	144,400	1,100,000
Repurchase of common stock/stock options	(5,450)	(13,010)	—
Payment for registering securities	(80)	(292)	(2,014)
Proceeds from exercise of stock options, warrants and purchase plans	3,875	15,739	36,343
Payment of tax withholding on vested stock units	(6,821)	—	—

Net cash (used in) provided by financing activities	(44,061)	127,767	290,275

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,640)	51,927	65,716
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	164,528	112,601	46,885

CASH AND CASH EQUIVALENTS, END OF YEAR	$152,888	$164,528	$112,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$71,000	$71,420	$52,572

Cash paid (refund) for income taxes	$2,015	$2,609	$(169)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Accrued property and equipment expenditures	$14,171	$19,153	$5,547

Treasury stock retirement	$—	$1,121	$—

Tenant incentive leasehold improvements	$1,673	$955	$231

Fair value of assets acquired in business acquisition	$—	$661,338	$701,243

Liabilities assumed in business acquisition	$—	$140,090	$260,030

Equity consideration issued in business acquisition	$—	$521,248	$186,077

Accrued business acquisition costs	$282	$668	$4,500

Equipment purchased under capital leases	$15,996	$5,789	$—

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

1.	DESCRIPTION OF BUSINESS

Nature of Business

PAETEC Holding Corp. (“PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides integrated communications services, including data and broadband Internet access services, local telephone services and domestic and international long distance services, primarily to business and institutional customers.

PAETEC Holding was formed in August 2006 to effectuate the combination by merger of PAETEC Corp. (“PAETEC”) and US LEC Corp. (“US LEC”), which was consummated on February 28, 2007. As a result of the merger transaction (the “US LEC merger”), PAETEC and US LEC became wholly-owned subsidiaries of PAETEC Holding. On February 8, 2008, PAETEC Holding completed its combination by merger (the “McLeodUSA merger”) with McLeodUSA Incorporated (“McLeodUSA”), which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger (Note 14).

The accompanying historical consolidated financial statements and notes reflect the financial results of PAETEC, as predecessor to PAETEC Holding, and PAETEC’s wholly-owned subsidiaries for all periods before the completion of the US LEC merger on February 28, 2007. For the period beginning on March 1, 2007 through February 8, 2008, the accompanying historical consolidated financial statements and notes also include the financial results of PAETEC Holding Corp. and its wholly-owned subsidiaries, including US LEC and US LEC’s wholly-owned subsidiaries. For the period beginning on February 9, 2008, the accompanying historical consolidated financial statements and notes also include the financial results of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries.

References to the “Company” in these Notes to Consolidated Financial Statements are to PAETEC and PAETEC’s wholly-owned subsidiaries through February 28, 2007 and to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries beginning on March 1, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Employee-related costs directly related to network construction and enhancements are capitalized. Interest is also capitalized in connection with network construction. The capitalized labor and interest related to each asset is recorded as part of such asset and is amortized over the asset’s estimated useful life.

Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment as follows:

Communications networks	3 – 20 years
Computer hardware and purchased software	3 – 5 years
Equipment	3 – 20 years
Office equipment, furniture and fixtures	3 – 9 years
Leasehold improvements	shorter of 15 years or lease term
Buildings	12 – 30 years

Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the fair value of net assets of businesses acquired.

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other acquired intangible assets with indefinite useful lives. The Company has identified four reporting units as defined in ASC 350. Goodwill is assessed for impairment at least annually, based upon the Company’s estimate of the fair value of each reporting unit. As of December 31, 2009 and 2008, the Company had $2.4 million of indefinite lived intangible assets.

The Company assesses the carrying value of its goodwill as of July 1 of each fiscal year. In accordance with ASC 350, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by ASC 350, that could potentially reduce the fair value of the reporting unit below its carrying value. The annual assessments of the carrying value of the Company’s reporting units for the years ended December 31, 2009, 2008 and 2007 indicated that the value of the recorded goodwill was not impaired. An interim assessment of the carrying value of the Company’s reporting units, performed as of September 30, 2008, indicated that the value of recorded goodwill was impaired, resulting in the Company recording a $355.0 million impairment charge in 2008.

Intangible assets with finite lives consist mainly of customer relationships intangible assets acquired from US LEC, Allworx Corp. and McLeodUSA (Note 4). These customer relationships intangible assets are amortized between 7 and 12 years using an accelerated amortization method. The finite-lived intangible assets are reviewed for possible impairment in accordance with ASC 360, Property, Plant, and Equipment. Additional information concerning the Company’s goodwill and other intangible assets is provided in Note 4.

Long-Lived Assets—The Company has a policy to review the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment charge for long-lived assets has been recorded in the accompanying consolidated financial statements for the years ended December 31, 2009, 2008 or 2007.

Software Development Costs—Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Capitalized costs will be amortized on a product-by-product basis, with annual amortization being the greater of (1) the ratio of current product gross revenues to the total of current and anticipated future product gross revenues or (2) the straight-line method over the product’s remaining estimated economic life, including the current reporting period. Amortization begins once the associated software product is available for general release to customers. The unamortized balance of capitalized software was $3.7 million and $3.3 million as of December 31, 2009 and 2008, respectively. Amortization expense related to these costs was $1.0 million, $0.7 million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

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

ASC 740, Income Taxes, provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that the income tax positions must achieve before being recognized in the financial statements. In addition, ASC 740 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted these provisions of ASC 740 on January 1, 2007 and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007 (Note 6).

Other Assets—Other assets consist primarily of debt issuance costs, deposits and miscellaneous other assets. Debt issuance costs are amortized over the term of the related debt instruments, and are recorded as interest expense.

Self-Insurance Reserve—The Company is self-insured for certain losses related to insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience and known claims not yet paid. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the three-year period ended December 31, 2009.

Legal and Contingency Reserves—The Company accounts for legal and other contingencies in accordance with ASC 450, Contingencies. Loss contingencies are accrued by a charge to income if two conditions are met. The first condition is that information prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss. The second condition is that the amount of the loss can be reasonably estimated.

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

The Company has arrangements where it recognizes revenue in accordance with ASC 605-20, Revenue Recognition Services, which requires some non-recurring service activation and installation fee revenues that are payable in advance of the provision of services to be deferred over the average customer life. In accordance with those guidelines, the Company defers service activation and installation fee revenues and related costs and amortizes them over the average customer life.

The revenue from indefeasible rights to use fiber optic telecommunications network facilities is recognized over the term of the related lease unless it qualifies as a sales type lease, for which revenue is recognized at the time the sale criteria in ASC 605-976, Real Estate—Retail Land, are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

The Company also derives revenue from sales of telecommunications equipment and software. Equipment revenue consists of fees paid for equipment and for system design and installation services. Equipment revenue is recognized upon delivery and acceptance of the equipment. Software revenue is derived through selling and supporting the Company’s proprietary telecommunications software. Revenue related to software sales is recognized upon delivery and acceptance of the software in accordance with ASC 605-985, Software. Support fees include fees for maintenance of the Company’s telecommunications software and fees for training the end user in the proper use of the telecommunications software. Maintenance fees are recognized pro rata over the length of the underlying maintenance contract. Training fees are recognized after the training obligation has been fulfilled.

Arrangements with multiple deliverables are accounted for in accordance with ASC 605-25, Multiple-Element Arrangements. ASC 605-25 provides additional guidance on revenue recognition for transactions that may involve the delivery or performance of multiple products, services or rights to use assets, and performance that may occur at different points in time or over different periods. Arrangements with multiple deliverables are reviewed and the elements separated into units of accounting under the provisions of ASC 605-25, with the total consideration received allocated over the relative fair value of the units of accounting. Revenue is recognized as the elements are delivered, assuming all other conditions for recognition of revenue described above have been met.

The Company records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in its consolidated statements of operations.

Deferred Revenue—Deferred revenue as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Monthly recurring transport charges billed in advance	$48,276	$48,181
Deferred software maintenance revenue	6,327	5,929
Non-recurring service activation and installation fee revenue	4,839	4,255
Deferred indefeasible rights to use revenue	2,144	1,974
Other deferrals	629	816

Current deferred revenue	62,215	61,155
Non-current deferred indefeasible rights to use revenue	28,532	25,540
Other non-current deferred revenue	4,426	3,792

Total deferred revenue	$95,173	$90,487

Cost of Sales—Cost of sales consists primarily of leased transport charges, usage costs for local and long distance calls, and costs associated with equipment sales. Leased transport charges are the payments the Company makes to lease the telephone and data transmission lines it uses to connect customers to the Company’s network and to connect the Company’s network to the networks of other carriers. Usage costs for local and long distance calls are the costs incurred to connect the Company’s switching centers to each other, or for calls made by customers that are terminated on the networks of other carriers. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. As of December 31, 2009 and 2008, the Company had $27.8 million and $20.6 million, respectively, of disputed network invoices and approximately $8.1 million and $5.8 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable in the consolidated balance sheets.

Selling, General and Administrative Expenses—The Company’s selling, general and administrative expenses include selling and marketing, customer service, billing, corporate administration, engineering personnel and other personnel costs.

Stock-Based Compensation—ASC 718, Compensation—Stock Compensation, requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718 requires that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. See Note 8 for additional information on stock-based compensation.

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

Financial Instruments—The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of December 31, 2009 except for debt. The fair values of the Company’s debt instruments are as follows:

•

At December 31, 2009, the $270.2 million outstanding under the Company’s senior credit facilities had an estimated fair market value of approximately $258.1 million. At December 31, 2009, the $350.0 million outstanding under the Company’s 8 7/8% senior secured notes due 2017 had an estimated fair market value of approximately $354.4 million, and the $300.0 million outstanding under the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $288.8 million. At December 31, 2008, the $629.7 million outstanding under the Company’s senior credit facilities had an estimated fair market value of approximately $384.1 million. At December 31, 2008, the $300.0 million outstanding under the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $177.4 million. The estimated market values as of December 31, 2009 and 2008 are based on year-end closing market prices published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, year-end closing market prices can vary widely depending on volume traded by any given investment bank and other factors. See Note 5 for further information regarding the Company’s long-term debt obligations.

•

The Company is also a party to letters of credit totaling $7.3 million and $8.6 million as of December 31, 2009 and 2008, respectively. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

Basic and Diluted Income Per Common Share—ASC 260, Earnings Per Share, requires the Company to calculate its (loss) income per common share based on basic and diluted (loss) income per common share. Basic (loss) income per common share excludes the effect of potential common stock and is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted (loss) income per common share assumes the exercise of stock options using the treasury stock method.

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

Derivatives—ASC 815, Derivatives and Hedging, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive (loss) income, and requires the Company formally to document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in cash flows of a hedged item, the derivative or hedged item expires or is sold, terminated, or exercised, or management determines that it is no longer appropriate to designate the derivative as a hedge instrument.

Interest rate swap agreements are periodically used by the Company to reduce exposure to fluctuations in the interest rates on its variable rate debt. These agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the agreements are recorded in net (loss) income or other comprehensive (loss) income, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company’s variable rate debt. In connection with its senior secured credit facilities, the Company had interest rate swaps as of December 31, 2009 (Note 5). As a result of the Company’s January 2010 issuance and sale of $300.0 million principal amount of its 8 7/8% senior secured notes due 2017 (Note 15), management determined that at December 31, 2009 it is no longer appropriate to designate the derivative as a hedge instrument. The discontinuation of hedge accounting resulted in a reclassification of $7.5 million from accumulated other comprehensive loss to debt extinguishment and related costs in the accompanying consolidated statements of operations.

Comprehensive (Loss) Income—Comprehensive (loss) income includes all changes in stockholders’ equity during a period, except for changes resulting from investments by owners and distributions to owners. In the accompanying consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2009, 2008 and 2007, comprehensive (loss) income includes the Company’s net (loss) income and also includes the change in the market value, net of income taxes, of derivative hedge instruments of $6.9 million, ($13.4) million and ($3.5) million, respectively.

Recently Issued Accounting Standards—In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), currently codified as ASC Topic 810, Consolidation. This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of SFAS No. 167 on its financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement.

Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this ASU on its financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that include Software Elements. This ASU amends accounting and reporting guidance under ASC 605-985 to exclude from its scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 will be effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this ASU on its financial statements.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
Communications networks	$803,674	$713,758
Computer hardware and purchased software	138,281	106,303
Equipment	40,966	37,237
Office equipment, furniture and fixtures	75,751	63,826
Construction-in-progress	11,583	20,361
Land and buildings	41,632	41,395

	1,111,887	982,880
Accumulated depreciation	(492,839)	(343,939)

Property and equipment, net	$619,048	$638,941

Construction-in-progress as of December 31, 2009 and December 31, 2008 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 totaled $152.6 million, $142.0 million and $60.3 million, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2008 to December 31, 2009 were as follows (in thousands):

Balance as of January 1, 2008	$361,445
Goodwill related to McLeodUSA merger	302,270
Goodwill related to other acquisitions	(8,118)
Impairment charge	(355,000)

Balance as of December 31, 2008 and December 31, 2009	$300,597

The change in goodwill related to other acquisitions primarily reflects the reclassification of $10.7 million to intangible assets acquired from Allworx.

The Company performs its annual assessment of the carrying value of its goodwill as of July 1 or as events or circumstances change.

In accordance with ASC 350, the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets at a reporting unit level. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value at the reporting unit level. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment potentially exists when the estimated fair value of a reporting unit’s goodwill is less than its carrying value.

During the quarter ended September 30, 2008, the Company experienced a significant decline in market capitalization as a result of a decrease in the market price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred after the Company’s announcement in August 2008 that its operating results for the quarter ended June 30, 2008 would be lower than expected. Some factors contributing to this performance below expectations included less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. The Company determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to ASC 350. As a result, the Company completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation, and concluded that the fair values of certain of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, the Company conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. The Company recorded a non-cash charge of $340.0 million based on its preliminary assessment in the quarter ended September 30, 2008. The Company finalized the second step of the impairment test in connection with the preparation of the accompanying audited 2008 financial statements and recorded an additional non-cash charge of $15.0 million in the quarter ended December 31, 2008.

During the quarter ended December 31, 2008, the Company’s market capitalization declined further as a result of a decrease in the market price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market from the market price at September 30, 2008. The Company determined that the continued decline in market capitalization and the continuation of the factors that were identified during the quarter ended September 30, 2008 were an indicator that a goodwill impairment test was again required pursuant to ASC 350 for the quarter ended December 31, 2008. As a result, the Company completed step one of the impairment process by estimating the fair value of its reporting units based on a discounted projection of future cash flows, supported with a market-based valuation. The Company concluded that the fair values of its reporting units exceeded the carrying values and therefore recorded no impairment.

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

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortized intangible assets:
Customer-related	$205,603	$(82,395)	$123,208	10 years
Technology-based	1,953	(1,186)	767	5 years
Capitalized software development costs	5,810	(2,093)	3,717	4 years
Technology license	5,164	(689)	4,475	5 years
Trade name	200	(120)	80	5 years

Total	218,730	(86,483)	132,247	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$221,130	$(86,483)	$134,647

	December 31, 2008			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortized intangible assets:
Customer-related	$205,603	$(52,712)	$152,891	10 years
Technology-based	1,953	(899)	1,054	5 years
Capitalized software development costs	4,351	(1,090)	3,261	5 years
Trade name	200	(68)	132	5 years

Total	212,107	(54,769)	157,338	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$214,507	$(54,769)	$159,738

Intangible asset amortization expense for the years ended December 31, 2009, 2008 and 2007 was $31.7 million, $31.9 million and $14.9 million, respectively.

The Company estimates that future aggregate amortization expense related to intangible assets as of December 31, 2009 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2010	$29,996
2011	26,645
2012	22,610
2013	16,789
2014	12,927
Thereafter	23,280

Total	$132,247

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
8 7/8% Senior Secured Notes due 2017	$350,000	$—
Unamortized discount on 8 7/8% Senior Secured Notes due 2017	(11,320)	—
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	270,232	629,700
Unamortized discount on senior secured credit facilities	(1,470)	(4,594)
Capital lease obligations	18,615	5,727

Total debt	926,057	930,833
Less: current portion	(4,786)	(14,258)

Long-term debt	$921,271	$916,575

Principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2010	$4,786
2011	3,962
2012	3,098
2013	3,024
2014	2,788
Thereafter	921,189

Total	$938,847

Senior Secured Notes

On June 29, 2009, the Company entered into an indenture, dated as of June 29, 2009, by and among PAETEC Holding, the subsidiary guarantors named therein, and The Bank of New York Mellon, as trustee, pursuant to which the Company issued $350.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017.

The Company sold the senior secured notes at an offering price of 96.549% of the principal amount of the senior secured notes in an offering not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). The closing of the sale took place on June 29, 2009. The Company applied the proceeds of the offering, together with cash on hand, to repay approximately $330.5 million principal amount of outstanding term loans under the Company’s existing senior secured credit facilities and to pay related fees and expenses.

On November 3, 2009, in accordance with registration rights granted to the purchasers of the senior secured notes, the Company completed an exchange offer of the senior secured notes for notes with substantially identical terms registered under the Securities Act (the “8 7/8% senior secured notes”).

The 8 7/8% senior secured notes accrue interest at a rate of 8.875% per year. Interest is payable semi-annually in cash in arrears on June 30 and December 31 of each year, commencing on December 31, 2009. The 8 7/8% senior secured notes will mature on June 30, 2017.

The Company may redeem some or all of the 8 7/8% senior secured notes, at any time before June 30, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the 8 7/8% senior secured notes, at any time on or after June 30, 2013, at specified redemption prices declining from 104.438% to 100% of their principal amount. In addition, before June 30, 2012, the Company may redeem up to 35% of the aggregate principal amount of the 8 7/8% senior secured notes at a redemption price of 108.875% of their principal amount with the net cash proceeds of certain equity offerings. If the Company undergoes certain kinds of changes of control, or sells certain of its assets and does not either (1) apply the net sale proceeds to repay indebtedness under the Company’s senior secured credit facilities, the 8 7/8% senior secured notes or other indebtedness secured on a first-priority basis or (2) reinvest the net sale proceeds in its business, the Company may be required to offer to purchase 8 7/8% senior secured notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of a sale of assets. Accrued and unpaid interest on the 8 7/8% senior secured notes would also be payable in each of the foregoing events of redemption or purchase.

The 8 7/8% senior secured notes are PAETEC Holding’s general senior obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness, including amounts outstanding from time to time under PAETEC Holding’s existing senior secured credit facilities and PAETEC Holding’s outstanding 9.5% senior notes due 2015. The 8 7/8% senior secured notes are secured on a first-priority basis, equally and ratably with the Company’s senior secured credit facilities and any future pari passu secured obligations, subject to permitted liens, by substantially all of the Company’s assets.

The 8 7/8% senior secured notes are guaranteed on a senior secured basis by PAETEC Holding’s subsidiaries. The guarantees of the 8 7/8% senior secured notes rank equally in right of payment with the guarantees of the Company’s existing senior secured credit facilities and its outstanding 9.5% senior notes due 2015 and are effectively senior to the guarantors’ existing and future senior unsecured indebtedness to the extent of the collateral securing the guarantees. PAETEC Holding has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances. PAETEC Holding’s assets are composed solely of investments it has made in its consolidated subsidiaries and its operations are composed solely of changes in its investment in subsidiaries and interest payments associated with the senior indebtedness incurred by it. Based on these facts, PAETEC Holding is not required to provide consolidating financial information for the subsidiary guarantors.

The 8 7/8% senior secured notes indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

Senior Notes

On July 10, 2007, the Company entered into an indenture, dated as of July 10, 2007, by and among PAETEC Holding, the subsidiary guarantors named therein, and The Bank of New York, as trustee, pursuant to which PAETEC Holding issued $300.0 million in aggregate principal amount of its 9.5% senior notes due 2015. PAETEC Holding sold the senior notes in an offering not subject to the registration requirements of the Securities Act. The closing of the sale took place on July 10, 2007. On February 7, 2008, in accordance with registration rights granted to the purchasers of the senior notes, the Company completed an exchange offer of the senior notes for notes with identical terms registered under the Securities Act (the “9.5% senior notes”).

The 9.5% senior notes accrue interest at a rate of 9.5% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 9.5% senior notes will mature on July 15, 2015.

The Company may redeem some or all of the 9.5% senior notes, at any time before July 15, 2011, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the 9.5% senior notes, at any time on or after July 15, 2011, at specified redemption prices declining to 100% of their principal amount. In addition, before July 15, 2010, the Company may redeem up to 35% of the aggregate principal amount of the 9.5% senior notes at a redemption price of 109.5% of their principal amount with the net cash proceeds of certain equity offerings. If the Company undergoes certain kinds of changes of control, or sells certain of its assets and does not apply the net proceeds to repay indebtedness under the Company’s senior secured credit facilities or reinvest such net proceeds in its business, it may be required to offer to purchase the 9.5% senior notes.

The 9.5% senior notes are PAETEC Holding’s senior unsecured obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness. Each of PAETEC Holding’s restricted subsidiaries that are eligible and required under the 9.5% senior notes indenture to do so have jointly and severally, fully and unconditionally guaranteed, to each holder of the 9.5% senior notes, the full and prompt performance of PAETEC Holding’s obligations under the 9.5% senior notes indenture and the 9.5% senior notes, including the payment of principal (and premium, if any) and interest on the 9.5% senior notes, on an equal and ratable basis. Each guarantee ranks equally in right of payment with all existing and future senior unsecured indebtedness of the subsidiary guarantors. The 9.5% senior notes and the guarantees are effectively subordinated in right of payment to all of the existing and future secured obligations of PAETEC Holding and the subsidiary guarantors, to the extent of the value of the assets securing those obligations. PAETEC Holding has no independent assets or operations, the guarantees are full and unconditional and joint and several, and there are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances. PAETEC Holding’s assets are composed solely of investments it has made in its consolidated subsidiaries and its operations are composed solely of changes in its investment in subsidiaries and interest payments associated with the senior indebtedness incurred by it. Based on these facts, PAETEC Holding is not required to provide consolidating financial information for the subsidiary guarantors.

The 9.5% senior notes indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

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

On June 27, 2007, PAETEC Holding, as borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, entered into an amendment to the credit agreement (the “Amendment”). The Amendment became effective on July 10, 2007 as of the closing of the Company’s offering of the 9.5% senior notes, described above, and upon the Company’s application of the net proceeds of the 9.5% senior notes offering, together with cash on hand, to repay $300 million principal amount of loans outstanding under the term loan facility. Except as amended by the Amendment, the provisions of the Credit Agreement as executed on February 28, 2007 remained in effect.

The Company accounted for the Amendment in accordance with ASC 470, Debt, and ASC 860, Transfers and Servicing. Based on the terms of the Amendment, the modification of the debt instrument was considered substantial and has been accounted for as a debt extinguishment. As a result, the Company recorded a loss on debt extinguishment of $4.7 million in the year ended December 31, 2007.

On January 28, 2008, the Company entered into an incremental term loan commitment agreement, dated as of January 28, 2008 (the “incremental facility agreement”), with Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation (collectively, the “incremental term loan lenders”). Under the incremental facility agreement, the incremental term loan lenders committed to extend to the Company term loans (the “incremental term loans”) pursuant to the Credit Agreement in a total principal amount of $100 million (the “incremental term loan facility”). The incremental term loan facility was funded on January 29, 2008. The Company applied a portion of the borrowings under the incremental term loan facility toward the redemption of the McLeodUSA Senior Secured Notes in connection with the completion of the McLeodUSA merger.

The term loan facilities mature on February 28, 2013. The Company is required to make scheduled principal payments under the term loan facilities, in equal quarterly installments, in an annual amount of $6.0 million through December 2012. The unpaid principal balance of the term loan facilities will be payable in full on the maturity date.

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

In April 2009, the Company paid an additional $5.6 million principal amount of its credit facility term loans as a result of excess cash flows generated during the year ending December 31, 2008, as calculated under the terms of the Credit Agreement.

Effective on June 1, 2009, the Company entered into a Second Amendment and Waiver to its Credit Agreement (the “Second Amendment”) with its lenders which amends the Credit Agreement, dated as of February 28, 2007 and amended as of June 27, 2007. The Second Amendment granted the Company the right, at its option and subject to specified conditions, to voluntarily prepay term loans outstanding under its term loan facilities at any time and from time to time during a period beginning on the effective date of the Amendment and ending 18 months after such effective date. The total cash payments to be made by the Company in connection with such voluntary prepayments may not exceed $100 million, excluding amounts applied to the payment of accrued and unpaid interest and fees. The Company must make any such voluntary prepayments in accordance with specified procedures at a discount to the par value of the principal amount of the prepaid term loans. To make voluntary prepayments under the Second Amendment, the Company must satisfy specified liquidity requirements, maintain minimum specified corporate or corporate family ratings by designated rating agencies, and satisfy other conditions contained in the Second Amendment. The Second Amendment also modifies some of the restrictive covenants in the Credit Agreement primarily to permit the Company to issue senior secured notes and to allow the Company and its subsidiaries to incur indebtedness and related obligations under such notes if specified conditions are satisfied. The Company issued the 8 7/8% senior secured notes described above in this Note 5 pursuant to the authorization provided under the Second Amendment. The Company used the proceeds it received from the June 2009 and January 2010 sales of its 8 7/8% senior secured notes due 2017 to repay the loans outstanding under its senior secured credit facilities as described below in this Note 5 and in Note 15.

In connection with the Company’s June 2009 sale of its 8 7/8% senior secured notes due 2017, the Company applied a portion of the proceeds of the offering, together with cash on hand, to repay approximately $330.5 million principal amount of outstanding term loans under the Company’s existing senior secured credit facilities. Immediately following the application of the offering proceeds, term loans in an aggregate principal amount of approximately $242.1 million remained outstanding under the senior secured credit facilities. Following the repayment of this portion of the Company’s outstanding term loans, the Company was required to make scheduled principal payments under the term loan facility, in equal quarterly installments, in an annual amount of $2.4 million through December 2012. Any unpaid principal balance of the term loan facilities will be payable in full on the maturity date.

In connection with the June 2009 sale of its 8 7/8% senior secured notes due 2017, the Company recognized $10.3 million of debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2009. This amount represents the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment of approximately $330.5 million of outstanding term loans under the Company’s existing senior secured credit facilities and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million.

On September 30, 2009 and December 17, 2009, the Company paid down $10.0 million in aggregate principal amount of loans outstanding under its revolving credit facility. As of December 31, 2009, loans in the aggregate principal amount of approximately $30.0 million were outstanding under the revolving credit facility.

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

The Credit Agreement, as amended, requires the Company to maintain compliance with a specified total leverage ratio covenant. Under the terms of the total leverage ratio covenant, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the Credit Agreement) for any measurement period will not be permitted to be greater than 5.00:1.00. The Company was in compliance with this financial covenant as of December 31, 2009. In addition, the Credit Agreement and indentures governing the 9.5% senior notes and the 8 7/8% senior secured notes place restrictions on the Company’s ability to incur additional indebtedness and to pay dividends on, redeem, or repurchase PAETEC Holding’s capital stock, among other restrictions. All of the covenants are subject to a number of important qualifications and exceptions.

The PAETEC loan parties, consisting of PAETEC Holding and its subsidiaries, may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the Credit Agreement or other prospective lenders to increase by up to $125.0 million the total principal amount of borrowings available under the Company’s existing term loan facility. Borrowings under the incremental term loan facility may be used for working capital, capital expenditures and other general corporate purposes of the Company. The indenture governing the 8 7/8% senior secured notes will limit the Company’s ability to increase borrowings under its senior secured credit facilities.

The PAETEC loan parties may use the proceeds of loans under the revolving credit facility for working capital, capital expenditures and general corporate purposes. A portion of the facility is available for the issuance of letters of credit to support the operating requirements of the PAETEC loan parties.

PAETEC Holding is required to maintain interest rate protection agreements mutually acceptable to PAETEC Holding and the administrative agent under the Credit Agreement. Such agreements under the credit facilities may include any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or arrangement. The agreements must have a term of at least two years and establish a fixed or maximum interest rate for an aggregate notional principal amount equal to at least 50% of the aggregate principal amount of the initial term loans incurred on the initial borrowing date of February 28, 2007. As of December 31, 2009, PAETEC Holding had interest rate protection, through interest rate swaps, on $265.0 million of its outstanding floating-rate debt, as described below.

See Note 15 for a discussion of the Company’s sale in January 2010 of $300.0 million principal amount of its 8 7/8% senior secured notes due 2017 and its use of the proceeds from that offering to repay the loans outstanding under its senior secured credit facilities.

Capital Lease Obligations

As of December 31, 2009 and 2008, the Company had total capital lease obligations of $18.6 million and $5.7 million, respectively, of which $13.8 and $3.1 million, respectively, was classified as long-term.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s floating-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and floating-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. Swap agreements in effect as of December 31, 2009 and December 31, 2008 were as follows:

	Notional Amount (in thousands)	Maturities	Strategy	Weighted Average LIBOR Rate	Fixed Rate
December 31, 2009	$265,000	06/30/2011	Cash Flow Hedge	0.24%	2.85%

December 31, 2008	$175,000	04/30/2009	Cash Flow Hedge	2.75%	5.00%
	$125,000	06/30/2009	Cash Flow Hedge	2.75%	5.64%
	$100,000	06/30/2009	Cash Flow Hedge	2.75%	5.63%
	$400,000	06/30/2011	Cash Flow Hedge	2.75%	2.85%

Weighted-average variable rates are subject to change over time as the LIBOR fluctuates. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s interest rate exposure.

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

The fair value, on a gross basis, of the Company’s derivative financial instruments included in the accompanying consolidated balance sheet as of December 31, 2009 is presented as follows (in thousands):

	Balance Sheet Location	Fair Value
Derivatives:
Interest rate swap agreements	Accrued Expenses	$7,544

Total derivatives		$7,544

The activity for the year ended December 31, 2009 related to the Company’s derivative financial instruments designated as hedging instruments is presented as follows (in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives (effective portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings (effective portion)	Loss Recognized in Income on Derivative (ineffective portion and amount excluded from effectiveness testing)
Interest rate swap agreements	$6,947	Debt extinguishment and related costs	$12,074	$—

Total derivatives	$6,947		$12,074	$—

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

In June 2009, the Company reduced the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million in connection with its debt refinancing transaction in June 2009 as described above in this Note 5. As a result, the Company reclassified $4.5 million from accumulated other comprehensive loss to debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive (loss) income. As a result of the Company’s January 2010 issue and sale of $300.0 million principal amount of its 8 7/8% senior secured notes due 2017 and the Company’s use of proceeds from the offering to repay the loans outstanding under its senior secured credit facilities (Note 15), management determined that at December 31, 2009 it is no longer appropriate to designate the swap agreement as a hedge instrument. The discontinuation of hedge accounting resulted in a reclassification of $7.5 million from accumulated other comprehensive loss to debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2009.

6.	INCOME TAXES

The (benefit from) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current income tax expense:
U.S. federal	$—	$—	$26
U.S. state	1,880	2,410	790

Total	1,880	2,410	816

Deferred income tax expense (benefit) :
U.S. federal	(9,380)	(13,821)	7,494
U.S. state	(895)	(2,945)	(273)
Change in valuation allowance	7,041	104,323	—

Total	(3,234)	87,557	7,221

Tax benefit recognized for uncertain tax positions	—	(170)	—

Total (benefit from) provision for income taxes	$(1,354)	$89,797	$8,037

The (benefit from) provision for income taxes for each of the years ended December 31, 2009, 2008 and 2007 differs from the expected income tax expense calculated using the statutory U.S. federal income tax rate as follows:

	Year Ended December 31,
	2009		2008		2007
	(in thousands)
Federal (benefit) provision at statutory rate	$(10,515)	35%	$(139,335)	35%	$6,497	35%
State taxes, net of federal (benefit) provision	327	(1)%	(1,378)	—	(33)	—
Non-deductible goodwill impairment	—	—	124,250	(31)%	—	—
Transaction costs	—	—	(471)	—	—	—
Stock-based compensation	1,368	(4)%	2,007	(1)%	1,032	6%
Other	425	(2)%	571	—	267	1%
Benefit recognized for uncertain tax positions	—	—	(170)	—	—	—
Change in valuation allowance	7,041	(23)%	104,323	(26)%	274	2%

(Benefit from) provision for income taxes	$(1,354)	5%	$89,797	(22)%	$8,037	43%

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

The Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence that historical results provide, the Company considered the past three years of combined results on a pro forma basis, including the results of McLeodUSA and US LEC beginning on January 1, 2007.

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, the Company determined that there are uncertainties relative to its ability to utilize the net deferred income tax assets. In recognition of these uncertainties, the Company has provided a valuation allowance of $367.9 million on the net deferred income tax assets as of December 31, 2009. A valuation allowance of $368.2 million existed on the net deferred income tax assets as of December 31, 2008, resulting in a net decrease of $0.3 million in the year ended December 31, 2009, of which $7.0 million represents a charge to income tax expense and the offsetting $7.3 million decrease to equity . The Company will continue to evaluate the need for a valuation allowance in the future, and if it is determined that its deferred income tax assets are realizable, an adjustment to the valuation allowance will be reflected.

The Company’s deferred income tax assets (liabilities) as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Current:
Allowance for doubtful accounts	$8,609	$8,557
Other accruals and deferrals	27,396	27,844
Deferred revenue	2,732	2,452
Interest rate swap liability	2,747	2,888
Valuation allowance	(33,119)	(41,741)

Net current deferred income tax asset	$8,365	$—

Non-current:
NOL carryforwards	$381,387	$339,612
Federal and state alternative minimum tax credit carryforward	2,339	2,282
Basis difference in property and equipment and intangible assets	(86,371)	(55,508)
Stock-based compensation	9,408	10,835
Interest rate swap liability	—	4,435
Deferred revenue	13,094	11,627
Other	5,306	8,652
Valuation allowance	(334,870)	(326,511)

Net non-current deferred income tax liability	$(9,707)	$(4,576)

The Company recorded a benefit from income taxes of $1.4 million for the year ended December 31, 2009, which represented an effective tax rate of 4.5%. Excluding the $7.0 million tax charge to establish the valuation allowance, the Company’s effective income tax rate would have been 27.9% for the year ended December 31, 2009.

The Company recorded a tax provision of $89.8 million for the year ended December 31, 2008, which represented an effective tax rate of (22%). Excluding a $355.0 million non-deductible goodwill impairment charge and a $104.3 million tax charge to establish the valuation allowance, the Company’s effective income tax rate would have been 33.7% for the year ended December 31, 2008.

As of December 31, 2009, the Company had a deferred income tax asset for federal NOL carryforwards of approximately $962.7 million, including approximately $300.0 million of NOL carryforwards acquired as part of the February 8, 2008 merger with McLeodUSA. The Company has recorded a deferred income tax asset of approximately $381.4 million reflecting the benefit of federal and state loss carryforwards. If unused, the NOL carryforwards would expire on various dates from 2016 through 2029. In recognition of the uncertainties relative to the utilization of the federal NOL’s a full valuation allowance has been recorded.

Included in the NOL carryforward deferred income tax asset above is approximately $44.4 million of deferred tax assets attributable to state NOLs. Management believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized prior to their expiration. In recognition of this uncertainty, the Company has provided a valuation allowance of $43.8 million on the deferred income tax assets related to the state NOL carryforwards.

As a result of certain realization requirements of ASC 718, Compensation-Stock Compensation, the Company’s deferred income tax assets at December 31, 2009 do not include approximately $89.7 million of excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carryovers. Stockholders’ equity will be increased by approximately $31.4 million if and when such deferred income tax assets are ultimately realized for federal income tax purposes. The Company uses ordering pursuant to ASC 740, Income Taxes, for purposes of determining when excess tax benefits have been realized.

As discussed in Note 2, the Company adopted the provisions of ASC 740 specific to uncertain tax positions on January 1, 2007 and recorded a reduction of retained earnings of $0.2 million effective January 1, 2007. The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2009 was $0.4 million, net of federal tax benefit, the majority of which, if recognized, would affect the effective tax rate.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal tax years ended December 31, 2006 through December 31, 2009 and various state tax years remain subject to income tax examinations by tax authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. As of December 31, 2009, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits.

Amounts related to uncertain tax positions that may change within the next twelve months are not expected to be material.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Balance at January 1	$677	$938	$938
Additions based on tax positions related to the current year	75	339	—
Additions for tax positions of prior years	44	—	—
Reductions for tax positions of prior years	(158)	(600)	—
Settlements	(57)	—	—

Balance at December 31	$581	$677	$938

7.	STOCKHOLDERS’ EQUITY

The authorized capital stock of PAETEC Holding consists of 300,000,000 shares of common stock. In addition to the common stock, PAETEC Holding has the authority to issue 20,000,000 shares of preferred stock. No such shares of preferred stock have been issued as of December 31, 2009. All shares of common stock have the same rights, powers and privileges. Holders of common stock are entitled to share ratably in dividends when and as declared by the Company’s Board of Directors out of funds legally available. On liquidation and dissolution of the Company, each holder of common stock is entitled to share ratably in all assets remaining after satisfaction of any claims of the creditors and holders of preferred stock.

Share Repurchase—During the year ended December 31, 2009, PAETEC Holding’s Board of Directors authorized the repurchase of up to $25.0 million of PAETEC Holding’s outstanding common stock through December 31, 2010, subject to conditions. PAETEC Holding may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC Holding to repurchase any specific number of shares and may be modified or discontinued at any time. PAETEC Holding’s previous stock repurchase program expired in August 2009.

During 2009, PAETEC Holding repurchased, at fair value and on the open market, a total of 923,100 shares of its common stock at a total cost of approximately $1.6 million under its previous stock repurchase program which expired in August 2009. Also during 2009, PAETEC Holding repurchased under the newly authorized stock repurchase program, at fair value and on the open market, 1,028,200 shares of its common stock at a total cost of approximately $3.9 million. In total, for the year ended December 31, 2009, PAETEC Holding repurchased, at fair value and on the open market, 1,951,300 shares of its common stock at a total cost of approximately $5.5 million. In connection with the repurchases, PAETEC Holding paid commissions totaling less than $0.1 million. The repurchased shares were retired and resumed the status of authorized and unissued shares.

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

As of December 31, 2009, purchase rights for 1,383,198 shares had been granted under the ESPP and 2,716,802 shares of common stock remained available for issuance. During the year ended December 31, 2009, PAETEC Holding issued share amounts of 335,362, 157,051, 133,981, and 115,971 shares at a purchase price of approximately $1.30, $2.43, $3.48, and $3.74 per share, respectively, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively.

There was no compensation expense attributable to the ESPP for the year ended December 31, 2007. Compensation expense attributable to the ESPP for each of the years ended December 31, 2009 and 2008 totaled $0.2 million.

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

Stock-based Compensation

Stock-based compensation expense for the 2007 Incentive Plan and other equity incentive plans (collectively, the “Stock Incentive Plans”) is based on the grant-date fair value estimated in accordance with ASC 718. The Company recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience.

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

Stock Option Activity

The following table summarizes stock option activity under the Stock Incentive Plans for the year ended December 31, 2009:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	12,859,100	$4.40
Granted	834,640	$1.64
Exercised	(1,016,136)	$2.12
Canceled	(848,356)	$3.92
Forfeited	(205,732)	$5.46

Outstanding at December 31, 2009	11,623,516	$4.42	5.1	$12,016

Vested or expected to vest at December 31, 2009	11,553,740	$4.42	5.3	$11,951

Exercisable at December 31, 2009	9,471,947	$4.30	4.4	$9,395

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $1.8 million, $7.1 million and $113.8 million, respectively.

For options granted during the years ended December 31, 2009, 2008 and 2007, the weighted average fair values of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, were $1.09 , $3.62 and $7.17, respectively, using the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected option life (in years)	6.0	5.00-6.00	6.25
Risk free interest rate	2.0% – 3.0%	1.4% – 3.6%	3.4% – 5.0%
Expected volatility	73.8% – 76.2%	56.6% – 74.0%	68.6% – 78.7%
Expected dividend yield	—	—	—

Total compensation expense related to stock options granted totaled approximately $4.3 million for the year ended December 31, 2009, $11.1 million for the year ended December 31, 2008, and approximately $8.7 million, net of a deferred income tax benefit of $2.3 million, for the year ended December 31, 2007. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

The following table summarizes stock option information at December 31, 2009:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $2.10	3,141,215	$1.68	2,419,735	$1.78
$2.11 – $3.15	1,536,510	$2.34	1,315,479	$2.33
$3.16 – $7.35	4,692,058	$4.41	4,276,690	$4.44
$7.36 – $13.46	2,253,733	$9.69	1,460,043	$9.86

	11,623,516	$4.42	9,471,947	$4.30

As of December 31, 2009, there was approximately $4.4 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the Stock Incentive Plans. The Company expects to recognize the expense over a weighted average period of 1.5 years.

Stock Unit Activity

The following table summarizes stock unit activity under the Stock Incentive Plans for the year ended December 31, 2009:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	11,158,561	$4.99
Granted	779,090	$1.28
Vested	(6,689,167)	$2.69
Forfeited	(681,418)	$4.51

Outstanding at December 31, 2009	4,567,066	$5.64

For stock units granted during the years ended December 31, 2009, 2008 and 2007, the weighted average fair values of the stock units granted, determined by the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $1.28, $7.00, and $10.52, respectively.

During the years ended December 31, 2009 and 2008, the Company granted stock units under the 2007 Incentive Plan with a four-year service period, subject to achievement of a specified performance target based on PAETEC Holding’s common stock price. Awards vest in equal installments over a four-year period only if specified increases in the price of the PAETEC Holding’s common stock are achieved in the first year. Under ASC 718, these awards are considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, therefore, compensation expense is recognized on these awards provided that the requisite service is rendered, regardless of whether the market condition is achieved. The fair value of these awards was estimated using a Monte Carlo simulation model.

During the years ended December 31, 2009 and 2008, the company granted stock units under the 2007 Incentive Plan with a three-year service period, subject to achievement each year of certain cash flow objectives. Under ASC 718, these awards are considered to have a performance condition. As such, the Company periodically assesses which outcomes are probable of achievement to ensure that compensation cost for these awards will reflect the number of awards that are ultimately expected to vest. The fair value of these awards was determined by the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the date of grant.

The total intrinsic value of stock units that vested during the years ended December 31, 2009, 2008, and 2007 was approximately $14.1 million, $0.3 million, and $2.6 million, respectively.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the years ended December 31, 2009, 2008, and 2007, the Company withheld shares of PAETEC Holding common stock totaling 2,166,460 shares, 20,747 shares, and 105,642 shares, respectively.

For the year ended December 31, 2009, the total compensation expense related to stock units granted was approximately $12.6 million. For the year ended December 31, 2008, the total compensation expense related to stock units granted was approximately $10.7 million. For the year ended December 31, 2007, the total compensation expense related to stock units granted was approximately $5.6 million, net of a deferred income tax benefit of $3.5 million. During the quarter ended March 31, 2007, stock units and stock options were issued to certain employees who were previously ineligible to receive stock-based awards. Certain of these awards were vested at the grant date. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2009, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $14.6 million. The Company expects to recognize the expense over a weighted average period of 1.7 years.

Warrant Activity

The Company’s independent sales agents participate in the PAETEC Holding Corp. 2009 Agent Incentive Plan (the “2009 Warrant Plan”), which was adopted by PAETEC Holding during the twelve months ended December 31, 2009. Prior to adoption of the 2009 Warrant Plan, the Company’s independent sales agents participated in the PaeTec Communications, Inc. Agent Incentive Plan (the “1999 Warrant Plan,” and collectively with the 2009 Warrant Plan, the “Warrant Plans”). Awards under the 1999 Warrant Plan were originally issued from 1999 to 2005. The Company will not make any new warrant awards under the 1999 Warrant Plan.

The 2009 Warrant Plan provides for the issuance of up to 600,000 shares of common stock upon the exercise of warrants granted under the plan to independent sales agents of the Company. Independent sales agents may include, in addition to individuals, corporations and other organizations that act as PAETEC’s sales agents. Vesting of the warrants is conditioned upon the warrant holder’s achievement and maintenance of specified revenue levels. The 2009 Warrant Plan is designed to create an incentive for the sales agents and is administered by the Company’s senior management.

During the year ended December 31, 2009, the Company granted warrants to purchase 600,000 shares under the 2009 Warrant Plan (the “2009 warrants”). The 2009 warrants are accounted for under the provisions of ASC 718 and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). In accordance with ASC 505-50, the measurement date will be the date at which the agent’s performance is complete. At the measurement date, the Company will estimate the fair value of each warrant using the Black-Scholes option pricing model. For 2009 warrants that vested during the year ended December 31, 2009, the weighted average fair value, estimated at the measurement date using the Black Scholes option-pricing model, was $3.30 using the following assumptions:

Year ended December 31, 2009
Expected option life (in years)	10.0
Risk free interest rate	3.0% – 4.0%
Expected volatility	87.6% – 88.6%
Expected dividend yield	—

The following table summarizes as of December 31, 2009 information concerning warrants outstanding under the Warrant Plans and outstanding warrants issued by US LEC and assumed by PAETEC Holding pursuant to the US LEC merger (the “US LEC warrants):

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	2,034,180	$2.28
Granted	600,000	$2.89
Exercised	(32,459)	$2.04
Canceled	(32,460)	$3.09
Forfeited	(6,490)	$3.08

Outstanding at December 31, 2009	2,562,771	$2.41	4.5	$4,537

Exercisable at December 31, 2009	2,006,279	$2.28	3.1	$3.842

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on December 31, 2009 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on December 31, 2009. This amount changes based on the fair market value of PAETEC Holding’s common stock. The total intrinsic value of warrants exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $0.1 million, $0.5 million and $4.3 million, respectively.

During the year ended December 31, 2009 the Company recognized approximately $1.5 million of stock-based compensation expense in connection with amendments to the outstanding US LEC warrants in order to extend the expiration dates of the warrants. These warrants were originally assumed by the Company pursuant to the US LEC merger on February 28, 2007, at which time they were fully vested.

Total stock-based compensation expense related to warrants was approximately $1.7 million for the year ended December 31, 2009, less than $0.1 million for the year ended December 31, 2008 and approximately $0.3 million, net of tax, for the year ended December 31, 2007. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

The following table summarizes information relating to outstanding warrants as of December 31, 2009:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
$0.00 – $2.78	1,709,594	$1.98	1,709,594	$1.98
$2.79 – $4.00	706,302	$2.98	149,810	$3.25
$4.01 – $5.00	146,875	$4.70	146,875	$4.70

	2,562,771	$2.41	2,006,279	$2.28

9.	(LOSS) INCOME PER COMMON SHARE

The computation of basic and diluted net (loss) income per common share for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except share and per share data)
Basic net (loss) income per common share
Net (loss) income	$(28,689)	$(487,895)	$10,528

Weighted average common shares outstanding-basic	143,371,462	140,210,860	88,610,839

Net (loss) income per common share-basic	$(0.20)	$(3.48)	$0.12

Diluted net (loss) income per common share
Net (loss) income	$(28,689)	$(487,895)	$10,528

Weighted average common shares outstanding-basic	143,371,462	140,210,860	88,610,839
Dilutive effect of warrants-treasury stock method	—	—	898,422
Dilutive effect of stock options-treasury stock method	—	—	9,557,648
Dilutive effect of restricted stock units-treasury stock method	—	—	3,963,343

Weighted average common shares outstanding-diluted	143,371,462	140,210,860	103,030,252

Net (loss) income per common share-diluted	$(0.20)	$(3.48)	$0.10

For the years ended December 31, 2009 and 2008, the Company had outstanding options, warrants and restricted stock units for 18,753,353 and 26,051,841 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

10.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan, pursuant to section 401(k) of the Internal Revenue Code, under which employees can contribute up to 25% of their annual salary. Employees are eligible for participation upon employment. For the year ended December 31, 2009 the Company did not make any discretionary matching contributions. The Company’s discretionary matching contributions for the years ended December 31, 2008 and 2007 totaled $4.5 million and $3.5 million, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has entered into various non-cancelable operating lease agreements, with expiration dates through 2021, for office space and equipment. Some of these leases have free or escalating rent payment provisions. The Company recognizes rent expense under these leases on a straight-line basis.

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $41.5 million, $37.6 million, and $19.5 million, respectively. Future minimum lease obligations related to the Company’s operating leases as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$33,891
2011	28,615
2012	24,490
2013	20,238
2014	16,378
Thereafter	47,900

$171,512

Purchase Commitments—As of December 31, 2009, the Company had entered into agreements with vendors to purchase approximately $19.3 million of equipment and services, of which the Company expects $15.9 million to be delivered and payable in the year ending December 31, 2010, $2.2 million to be delivered and payable in the year ending December 31, 2011, and $1.2 million to be delivered and payable in the year ending December 31, 2012.

Data and Voice Services—The Company has various agreements with certain carriers for data and voice services. As of December 31, 2009, the Company’s minimum commitments under these agreements totaled $262.3 million, of which $118.7 million expire in the year ending December 31, 2010, $118.7 million expire in the year ending December 31, 2011, $11.5 million expire in the year ending December 31, 2012, $11.5 million expire in the year ending December 31, 2013, and the remaining $1.9 million expire in the year ending December 31, 2014. Related expenses, when incurred, are included in cost of sales in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

Certain operating subsidiaries of McLeodUSA have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue (“IDOR”) with respect to the purchase of certain equipment from 1996 through 2005. These assessments, including estimated interest and penalties, originally amounted to approximately $16.5 million. The Company entered into settlement agreements with the IDOR in April 2009 and January 2010, resolving a substantial portion of the disputed assessments. The Company recognized a $7.2 million benefit recorded as a sales and use tax settlement in the accompanying consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2009 as a result of the agreements.

In October 2008, PaeTec Communications, Inc. filed a claim in the Supreme Court for the State of New York, County of Monroe, against Lucent Technologies, Inc., Alcatel USA Marketing, Inc. and Alcatel-Lucent (collectively “Alcatel-Lucent”) for reimbursement of costs and fees in connection with the patent infringement case brought against the Company by Sprint Communications Company L.P. (“Sprint”). The Sprint action, which was settled in May 2009, is described immediately below in this Note 11. The Company’s claim against Alcatel-Lucent alleges that because the Sprint claims arose from the use by the Company of Alcatel-Lucent equipment, Alcatel-Lucent has an obligation to defend and indemnify the Company pursuant to the contract terms under which it sold the equipment to the Company. In response, Alcatel-Lucent has denied the claim and counter-claimed against the Company for allegedly unpaid switch software licensing charges, and associated late fees. The Company believes that it has meritorious defenses against these counter-claims.

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

12.	RELATED PARTIES

The Company has employed immediate family members of its Chairman, President and Chief Executive Officer. The Company made total salary and bonus payments to the family members of $200,000 for the year ended December 31, 2009, $236,170 for the year ended December 31, 2008, and $428,947 for the year ended December 31, 2007. During the period from January 1, 2007 to December 31, 2009, the Company issued these individuals options to purchase a total of 14,000 shares of common stock at exercise prices ranging from $1.28 to $7.64 per share, as well as restricted stock units for 86,000 shares of common stock. In addition, from time to time, another immediate family member of the Chairman, President and Chief Executive Officer performs consulting services for the Company. The amounts paid to this individual for these services were nominal during the years ended December 31, 2009, 2008 and 2007.

In 2008, the Company entered into arrangements with an unrelated aircraft charter corporation pursuant to which it commits over a specified period to charter a minimum number of hours of flight time on the charter corporation’s managed fleet of jet aircraft. One of the several jet aircraft in the charter corporation’s fleet that were used by the Company during the years ended December 31, 2009 and 2008 is owned by a limited liability company that is 50% owned by the Company’s Chairman, President and Chief Executive Officer and 50% owned by the Company’s Vice Chairman. Under an agreement between the charter corporation and the limited liability company, the charter corporation leases the limited liability company’s jet on an exclusive basis, manages the operation of the jet and solicits charter customers to use the jet. Under the agreement, the charter corporation is required to pay the limited liability company a specified rate for each flight hour for which the limited liability company’s aircraft is used by customers of the charter corporation for charter services. The charter corporation also pays all associated fuel costs and other specified expenses. As a result of the Company’s purchase during the years ended December 31, 2009 and December 31, 2008 of flight time from the charter corporation for use of the jet owned by the limited liability company, the charter corporation made payments to the limited liability company of $416,716 and $464,889, respectively.

During the year ended December 31, 2009, the Company recognized approximately $0.8 million of stock-based compensation expense in connection with an amendment to an outstanding common stock warrant held by the Company’s Vice Chairman in order to extend the expiration date of the warrant. The warrant was originally assumed by the Company pursuant to the US LEC merger on February 28, 2007, at which time it was fully vested.

13.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of December 31, 2009 and December 31, 2008, respectively (in thousands):

	Fair Value Measurements as of December 31, 2009 Using:
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	—	$131,408	—

Liabilities
Interest rate swaps	—	$7,544	—

	Fair Value Measurements as of December 31, 2008 Using:
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	—	$122,368	—

Liabilities
Interest rate swaps	—	$19,022	—

The fair value of cash and cash equivalents presented in the table above are primarily composed of the Company’s investments in money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments.

14.	ACQUISITIONS

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

Pursuant to the PAETEC merger, each outstanding share of Class A common stock of PAETEC was converted into the right to receive 1.623 shares of the common stock of PAETEC Holding. Pursuant to the US LEC merger, each outstanding share of Class A common stock of US LEC was converted into the right to receive 1.000 shares of the common stock of PAETEC Holding. At the effective time of each merger, each then outstanding option, warrant or other right to acquire common stock of PAETEC or US LEC, whether or not vested or exercisable at that time, was assumed by PAETEC Holding and converted into an option, warrant or other right, as applicable, to purchase PAETEC Holding common stock on generally the same terms and conditions applicable to such option, warrant or right in effect before the merger, including existing vesting and exercisability provisions without any acceleration, except that the number of shares subject to, and (to the extent applicable) the per share exercise price of, the option, warrant or other right was adjusted based on the applicable exchange ratio. Cash was paid in lieu of fractional shares of PAETEC Holding common stock in connection with the merger. For federal income tax purposes, the PAETEC merger together with the US LEC merger was treated as an integrated series of transfers under Section 351 of the Internal Revenue Code.

The merger was accounted for as an acquisition of US LEC by PAETEC using the purchase method in accordance with SFAS No. 141, Business Combinations. The aggregate transaction value, net of cash acquired, was $417.1 million as follows:

(in thousands)
Equity consideration-US LEC common stock	$172,173
Equity consideration-US LEC, 1,062,427 vested options	3,750
Equity consideration-US LEC, 966,783 unvested options	3,413
Equity consideration-US LEC, 2,015,788 vested warrants	6,741

Total equity consideration	186,077
Consideration for repurchase of US LEC preferred stock	271,302
PAETEC transaction costs	9,137

Total consideration	466,516
Less: cash acquired	(49,373)

Net purchase price, excluding liabilities assumed	$417,143

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

The Company expected that the US LEC merger would make it a more efficient competitor in providing a broad range of communications services and would result in significant strategic benefits to the Company, including the following:

•

Strategic Position. Following the merger, the Company expected that PAETEC’s core strengths in communication services would be enhanced by US LEC’s business customer base, customer service capabilities and product offerings.

•

Operational Benefits. The Company expected that it would achieve operational benefits through, among other things: eliminating duplicative staff and information and operation systems and, to a lesser extent, overlapping network facilities; reducing procurement costs; using the existing networks more efficiently; reducing line support functions; reducing general and administrative expenses; improving information systems; enhancing traffic flow; and reducing planned or potential capital expenditures.

Acquisition of McLeodUSA

On February 8, 2008, PAETEC Holding completed its acquisition by merger of McLeodUSA pursuant to a merger agreement dated as of September 17, 2007, as amended, among PAETEC Holding, McLeodUSA and PS Acquisition Corp., PAETEC’s wholly-owned merger subsidiary. In accordance with the merger agreement, PS Acquisition Corp., merged with and into McLeodUSA, with McLeodUSA surviving the merger as a wholly-owned subsidiary of PAETEC Holding. McLeodUSA provides, through its subsidiaries, integrated communications services to small and medium-sized enterprises and, to a lesser extent, traditional telephone and Internet access services to small business and residential customers.

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

The McLeodUSA merger was accounted for as an acquisition of McLeodUSA by the Company using the purchase method in accordance with SFAS No. 141. The aggregate transaction value, net of cash acquired, was $636.4 million as follows:

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

In accordance with EITF Issue No. 99-12, the equity consideration was based on the average closing price of PAETEC Holding common stock immediately before and after the merger terms were agreed upon and announced. Consideration related to assumed stock options was calculated based on the fair value of the new PAETEC Holding stock options issued as of February 8, 2008, net of the portion of the fair value attributable to future vesting requirements. The fair value of these stock option awards was calculated using the Hull-White II Lattice model based on assumptions determined as of September 17, 2007, in accordance with EITF Issue No. 99-12. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period.

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

The Company expected that the McLeodUSA merger would make the Company a more efficient competitor in providing a broad range of communications services and would result in various strategic and operational benefits to the Company, including the following:

•

Strategic Benefits. The McLeodUSA merger was expected to allow expansion of the Company’s services to a significant portion of the midwestern and western United States, give the Company a presence in 47 of the top 50 and 79 of the top 100 metropolitan statistical areas immediately following the merger, and enhance the Company’s network assets by adding an extensive fiber optic network.

•

Operational Benefits. The Company expected that it would achieve operational benefits from the McLeodUSA merger through, among other benefits: savings in cost of sales by increasing the use of switches and network assets and eliminating duplicative network costs; savings in selling, general and administrative expenses by eliminating duplicative facilities, consolidating back office and information technology systems, and eliminating redundant professional services and other corporate overhead costs; and savings in compensation and benefits costs by reducing the total number of employees of the combined companies.

Pro Forma Information (Unaudited)

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

The pro forma information presents the combined operating results of the Company, US LEC and McLeodUSA, with the results prior to the merger closing dates adjusted (1) to include the pro forma effect of the elimination of transactions between the Company, US LEC and McLeodUSA, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property and equipment and intangible assets, the adjustment of interest expense reflecting the redemption of all of US LEC’s debt and the replacement of that debt with $800.0 million of new debt issued on February 28, 2007 at the Company’s weighted average borrowing rate, the redemption of the McLeodUSA senior secured notes and the replacement of the indebtedness represented by the McLeodUSA senior secured notes with $100 million of new borrowings under the incremental term loan facility (Note 5) at the Company’s weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using the Company’s effective income tax rate.

The pro forma consolidated basic and diluted loss per share for the years ended December 31, 2008 and 2007 are based on the consolidated basic and diluted weighted average common shares of PAETEC Holding, US LEC and McLeodUSA. The historical basic and diluted weighted average shares were converted using the merger exchange ratios.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized or incurred and reflected in the accompanying consolidated financial statements for the years ended December 31, 2008 and 2007. Certain cost savings have resulted or may result from the mergers, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the mergers had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Acquisition of Allworx

On October 31, 2007, the Company completed its acquisition of Allworx Corp. (“Allworx”), a privately held Delaware corporation, pursuant to a merger agreement, dated as of October 11, 2007, among PAETEC Holding, Allworx, a wholly-owned subsidiary of PAETEC Holding, and Advantage Capital New York Partners I, LP, as stockholders’ representative. On the closing date, PAETEC Holding’s subsidiary merged with and into Allworx, which was the surviving corporation in the merger and continued in existence as a direct wholly-owned subsidiary of PAETEC Holding.

Allworx develops, designs, markets and sells a complete phone and network system. The Allworx business provides manufacturing, distribution and software and digital hardware engineering services that are designed to benefit small and medium-sized businesses.

The purchase price for the acquisition was $25 million in cash. The merger was accounted for as an acquisition of Allworx by PAETEC using the purchase method in accordance with SFAS No. 141. The aggregate transaction value, net of cash acquired, was $25.9 million.

Integration and Separation Costs

In connection with the McLeodUSA merger, the Company recorded contract termination costs in the preliminary allocation of the purchase price in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. During the year ended December 31, 2009, the Company paid $1.2 million of contract termination costs and expects to pay the balance of the recorded costs over the remaining contract periods through December 2014.

The following table summarizes the obligations recognized by the Company in connection with the McLeodUSA merger and related activity through December 31, 2009:

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance December 31, 2009
	(in thousands)
Contract termination costs	$3,097	$—	$1,184	$1,913

	Beginning Balance January 1, 2008	Additions	Payments	Ending Balance December 31, 2008
	(in thousands)
Contract termination costs	$—	$4,238	$1,141	$3,097

During the year ended December 31, 2008, the Company recorded integration costs in connection with the McLeodUSA merger, primarily related to employee separations, and additional separation costs associated with certain involuntary employee separations. During the year ended December 31, 2009, the Company paid $6.7 million of severance costs associated with these integration and separation transactions and expects to pay the balance of the recorded costs through December 2012.

The following table summarizes the obligations recognized by the Company in connection with the integration and separation costs and related activity through December 31, 2009:

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance December 31, 2009
	(in thousands)
Separation costs	$8,701	$—	$6,676	$2,025

	Beginning Balance January 1, 2008	Additions	Payments	Ending Balance December 31, 2008
	(in thousands)
Integration and separation costs	$—	$12,078	$3,377	$8,701

15.	SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements. No subsequent events which required recognition or disclosure, except as discussed below, were identified.

On January 12, 2010, the Company issued and sold $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 pursuant to the indenture, dated as of June 29, 2009, as supplemented as of January 12, 2010 (the “Indenture”), by and among the Company, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee. The senior secured notes issued in January 2010 (the “Notes”) have the same terms as the previously issued 8 7/8% senior secured notes, except that the Notes have registration rights and related additional interest terms and will be subject to transfer restrictions until consummation of the exchange offer referred to below. Accordingly, immediately following the issuance and sale of the Notes, the Company had $650.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 outstanding under the Indenture.

The Company sold the Notes at an offering price of 100.528% of the principal amount of the Notes, plus accrued interest from December 31, 2009, in an offering not subject to the registration requirements of the Securities Act. The Company applied the gross proceeds of $301.6 million it received from the sale of the Notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities and to pay $8.3 million of fees incurred in connection with the termination of the remaining $265 million notional amount of its swap agreement in effect as of January 12, 2010. The Company paid a total of approximately $9.0 million of offering fees and expenses. The Company will use the remaining $14.1 million of offering proceeds for general corporate purposes.

Immediately following the sale of the Notes and the Company’s application of the offering proceeds to the foregoing uses, the Company’s senior secured credit facilities consisted of the following:

•

a term loan credit facility under which no term loans were outstanding and under which the Company could obtain incremental term loans, subject to conditions, in an aggregate principal amount of up to approximately $65.0 million under one or more incremental facilities; and

•

a revolving credit facility under which no revolving loans were outstanding and under which the Company could obtain from time to time revolving loans of up to an aggregate principal amount of $50.0 million outstanding at any time.

In connection with the closing of the sale of Notes, the Company entered into a registration rights agreement, dated as of January 12, 2010, pursuant to which the Company has agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission to exchange the Notes for a new issue of substantially identical debt securities in an exchange registered under the Securities Act or, if required, to file a shelf registration statement to cover resales of the Notes under certain circumstances. If (1) the Company fails either to (a) cause the exchange offer registration statement to be declared effective or to consummate the exchange offer within the period specified in the registration rights agreement or (b) if required, cause any shelf registration statement with respect to resales of the Notes to be declared effective within the period specified in the registration rights agreement or (2) any shelf registration statement is declared effective but thereafter ceases to be effective or usable, subject to specified exceptions, in connection with resales of the Notes, the Company will be required to pay additional interest to the holders of the Notes under certain circumstances. The maximum amount of additional interest payable in any such event may not exceed 1.0% per annum of the principal amount of the Notes.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes the Company’s unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2009
Total revenue	$399,250	$395,161	$395,652	$390,124
Net loss	$(3,308)	$(16,485)	$(6,525)	$(2,371)
Basic loss per common share	$(0.02)	$(0.12)	$(0.04)	$(0.02)
Diluted loss per common share	$(0.02)	$(0.12)	$(0.04)	$(0.02)
Year Ended December 31, 2008
Total revenue	$358,796	$405,272	$406,073	$400,239
Net loss	$(2,950)	$(14,724)	$(355,788)	$(114,433)
Basic loss per common share	$(0.02)	$(0.10)	$(2.44)	$(0.80)
Diluted loss per common share	$(0.02)	$(0.10)	$(2.44)	$(0.80)

The net loss for the three months ended June 30, 2009 includes $10.3 million in debt extinguishment and related costs recognized in connection with the Company’s issuance of $350.0 million principal amount of its 8 7/8% senior secured notes due 2017. This amount represents the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment of approximately $330.5 million of outstanding term loans under the Company’s existing senior secured credit facilities and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million.

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

The following consolidated financial statement schedule is filed herewith:

PAETEC HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2007 (1)
Allowance for doubtful accounts	$5,275	$5,723	$3,272	$5,337	$8,933
Valuation allowance for deferred income tax assets	$2,688	$271	$17,985	$609	$20,335

Year Ended December 31, 2008 (2)
Allowance for doubtful accounts	$8,933	$10,597	$6,064	$13,353	$12,241
Valuation allowance for deferred income tax assets	$20,335	$104,323	$243,594	$—	$368,252

Year Ended December 31, 2009
Allowance for doubtful accounts	$12,241	$17,055	$—	$17,404	$11,892
Valuation allowance for deferred income tax assets	$368,252	$7,041	$—	$7,304	$367,989

(1)	Reflects results of US LEC following its combination with PAETEC Corp. on February 28, 2007.
(2)	Reflects results of McLeodUSA following its acquisition by PAETEC Holding Corp. on February 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March, 2010.

PAETEC HOLDING CORP.

By:	/s/ ARUNAS A. CHESONIS
Arunas A. Chesonis Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 12th day of March, 2010.

Signature	Title

/s/ ARUNAS A. CHESONIS	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Arunas A. Chesonis

/s/ KEITH M. WILSON	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keith M. Wilson

/s/ ALGIMANTAS K. CHESONIS	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Algimantas K. Chesonis

/s/ RICHARD T. AAB	Vice Chairman of the Board
Richard T. Aab

/s/ SHELLEY DIAMOND	Director
Shelley Diamond

/s/ H. RUSSELL FRISBY, JR.	Director
H. Russell Frisby, Jr.

/s/ TANSUKH V. GANATRA	Director
Tansukh V. Ganatra

/s/ MICHAEL C. MAC DONALD	Director
Michael C. Mac Donald

/s/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/s/ ALEX STADLER	Director
Alex Stadler

/s/ MARK ZUPAN	Director
Mark Zupan

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 3.1 to the Current Report on Form 8-K of PAETEC Holding filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the Current Report on Form 8-K of PAETEC Holding, filed March 10, 2009 and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3.1	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC Corp. (“US LEC”). Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

*4.3.2	Form of Amendment No. 1 to PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC.

4.4.1	PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.7 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.4.2	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.6 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.5.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

4.5.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.5.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

*4.5.4	Third Supplemental Indenture, dated as of December 18, 2009, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to senior debt securities.

Exhibit Number	Description
4.6.1	Indenture, dated as of June 29, 2009, among PAETEC Holding, the Guarantors named therein and The Bank of New York Mellon, as Trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 29, 2009 (the “June 29, 2009 Form 8-K”) and incorporated herein by reference.

4.6.2	First Supplemental Indenture, dated as of January 12, 2010, between PAETEC Holding and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on January 12, 2010 (the “January 12, 2010 Form 8-K”) and incorporated herein by reference.

4.6.3	Officers’ Certificate of PAETEC Holding dated January 12, 2010 relating to the issuance of the Notes. Filed as Exhibit 4.3 to the January 12, 2010 Form 8-K and incorporated herein by reference.

*4.6.4	Second Supplemental Indenture, dated as of March 5, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities.

10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding, filed on May 15, 2008 and incorporated herein by reference.

10.4	Registration Rights Agreement, dated as of June 29, 2009, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc. Filed as Exhibit 4.2 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.5	Registration Rights Agreement, dated as of January 12, 2010, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. Filed as Exhibit 4.2 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.6.1	Board Membership Agreement, dated as of February 8, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.3 to the February 8, 2008 Form 8-K and incorporated herein by reference.

Exhibit Number	Description
10.6.2	Amendment No. 1 to Board Membership Agreement, dated as of March 10, 2008, among PAETEC Holding and each person listed on the signature pages thereto under the headings “Fidelity Stockholders” and “Wayzata Stockholders.” Filed as Exhibit 10.4.2 to the Annual Report on Form 10-K of PAETEC Holding filed on March 31, 2008 (the “PAETEC Holding 2008 Form 10-K”) and incorporated herein by reference.

10.7.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.7.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.7.3	Second Amendment and Waiver to Credit Agreement, dated as of May 29, 2009, among PAETEC Holding, as Borrower, the lenders parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other agents parties thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 4, 2009 and incorporated herein by reference.

10.7.4	Third Amendment to the Credit Agreement, dated as of January 12, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.7.5	First Lien Intercreditor Agreement, dated as of June 29, 2009, among PAETEC Holding, PAETEC Holding’s subsidiaries, as the other Grantors, Deutsche Bank Trust Company Americas, as Collateral Agent for the First Lien Secured Parties referred to therein and as Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon, as the Initial Additional First Lien Authorized Representative, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.3 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.7.6	Amended and Restated Security Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, as Assignors, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.4 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.7.8	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.7.7	Amended and Restated Pledge Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.5 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.8	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and each of Arunas A. Chesonis, Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Description
10.9	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and Charles E. Sieving. Filed as Exhibit 10.2 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.10.1	Form of Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis and Laurie L. Zaucha. Filed as Exhibit 10.8 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.10.2	Form of 2008 Senior Vice President Confidentiality, Non-Solicitation and Non-Competition Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Mary K. O’Connell. Filed as Exhibit 10.8.2 to the Annual Report on Form 10-K of PAETEC Holding Corp. filed on March 12, 2009 and incorporated herein by reference.

10.11	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC Corp.’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.12.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC Corp.’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.12.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.12.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.12.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.12.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.13.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

Exhibit Number	Description
10.13.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.13.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.15.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.15.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.15.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.15.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.16.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on May 20, 2008 and incorporated herein by reference.

10.16.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.16.3	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 8, 2009 and incorporated herein by reference.

10.16.4	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

Exhibit Number	Description
10.16.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.16.6	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.16.7	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.16.8	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.17	Nonqualified Stock Option Agreement, dated as of January 13, 2000, between PAETEC Corp. and James A. Kofalt. Filed as Exhibit 10.30 to Amendment No. 3 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

*10.18	PAETEC Holding Corp. 2010 Performance Bonus Plan.

10.19	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

10.20.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

10.20.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers. Filed as Exhibit 10.18.2 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.20.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.21.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.21.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.22	Description of Non-Employee Director Compensation.

10.23	Form of Indemnity Agreement between McLeodUSA Incorporated and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.24	Form of Indemnification Agreement between PAETEC Holding and certain of its directors. Filed as Exhibit 10.22 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.25	Form of Indemnification Agreement between PAETEC Holding and certain of its officers. Filed as Exhibit 10.23 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.26	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors. Filed as Exhibit 10.24 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

Exhibit Number	Description
*12.1	Statement of Computation of Ratios of Earnings to Fixed Charges

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.