Form 10-Q
period 2010-03-31
PAETEC Holding Corp.
filed 2010-05-07
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding on May 3, 2010 was 146,217,008.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$144,280	$152,888
Accounts receivable, net of allowance for doubtful accounts of $12,027 and $11,892, respectively	204,812	201,308
Deferred income taxes	8,365	8,365
Prepaid expenses and other current assets	28,188	22,380

Total current assets	385,645	384,941
Property and equipment, net	610,613	619,048
Goodwill	303,998	300,597
Intangible assets, net	129,137	134,647
Other assets, net	24,282	18,347

Total assets	$1,453,675	$1,457,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,590	$63,528
Accrued expenses	29,847	34,885
Accrued payroll and related liabilities	17,041	34,512
Accrued taxes	29,287	37,203
Accrued commissions	17,878	18,180
Accrued capital expenditures	5,079	8,625
Accrued interest	20,529	13,376
Deferred revenue	62,332	62,215
Current portion capital lease obligations	6,148	4,786

Total current liabilities	247,731	277,310
Long-term debt and capital lease obligations	955,040	921,271
Other long-term liabilities	58,964	59,939

Total liabilities	1,261,735	1,258,520

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at March 31, 2010 and December 31, 2009, 146,085,969 shares issued and outstanding at March 31, 2010; 145,284,100 shares issued and outstanding at December 31, 2009	1,461	1,453
Additional paid-in capital	773,779	771,369
Accumulated deficit	(583,300)	(573,762)

Total stockholders’ equity	191,940	199,060

Total liabilities and stockholders’ equity	$1,453,675	$1,457,580

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2010 and 2009

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Network services revenue	$310,474	$317,076
Carrier services revenue	63,043	68,749
Integrated solutions revenue	16,534	13,425

Total revenue	390,051	399,250
Cost of sales (exclusive of operating items shown separately below)	192,749	198,983
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	134,260	141,018
Sales and use tax settlement	—	(1,200)
Depreciation and amortization	47,173	46,213

Income from operations	15,869	14,236
Debt extinguishment and related costs	4,423	—
Other income, net	(112)	(435)
Interest expense	22,037	17,224

Loss before income taxes	(10,479)	(2,553)
(Benefit from) provision for income taxes	(941)	755

Net loss	(9,538)	(3,308)
Other comprehensive income:
Change in fair value of hedge instruments, net of income taxes	—	1,500

Comprehensive loss	$(9,538)	$(1,808)

Basic and diluted net loss per common share	$(0.07)	$(0.02)

Basic and diluted weighted average common shares outstanding	145,490,947	140,856,227

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:

Net loss	$(9,538)	$(3,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,173	46,213
Amortization of debt issuance costs	659	513
Amortization of debt discount, net	328	274
Bad debt expense	4,141	4,502
Stock-based compensation expense	2,462	4,762
Sales and use tax settlement	—	(1,200)
Gain on non-monetary transaction	—	(141)
(Gain) loss on disposal of property and equipment	(23)	8
Deferred income taxes	(1,342)	—
Debt extinguishment and related costs	3,667	—
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(4,604)	(10,923)
Prepaid expenses and other current assets	(5,806)	(5,212)
Other assets	729	478
Accounts payable	(1,807)	(14,627)
Accrued expenses	(9,395)	(2,543)
Accrued payroll and related liabilities	(17,472)	(3,671)
Accrued taxes	(7,944)	44
Accrued commissions	(302)	1,163
Accrued interest	7,153	(7,110)
Deferred revenue	(251)	1,938

Net cash provided by operating activities	7,828	11,160

INVESTING ACTIVITIES:
Purchases of property and equipment	(29,474)	(29,985)
Acquisitions, net of cash received	(5,035)	(265)
(Increase) decrease in restricted cash	(314)	1,344
Proceeds from disposal of property and equipment	208	60
Software development costs	(382)	(296)

Net cash used in investing activities	(34,997)	(29,142)

FINANCING ACTIVITIES:
Repayments of long-term debt	(275,652)	(2,176)
Payment for debt issuance costs	(7,328)	—
Proceeds from long-term borrowings	301,584	—
Repurchase of common stock	—	(765)
Proceeds from exercise of stock options, warrants, and purchase plans	1,050	438
Payment of tax withholding on vested stock units	(1,093)	—

Net cash provided by (used in) financing activities	18,561	(2,503)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,608)	(20,485)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,888	164,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,280	$144,043

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,027	$23,879

Cash (refund) paid for income taxes	$(15)	$272

	Three Months Ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrued property and equipment expenditures	$8,493	$12,756

Equipment purchased under capital leases	$7,401	$1,208

Tenant incentive leasehold improvements	$58	$895

Accrued business acquisition costs (includes contingent consideration)	$2,182	$526

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

The accompanying historical condensed consolidated financial statements and notes reflect the financial results of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. References to the “Company” and “PAETEC” in these Notes to Condensed Consolidated Financial Statements are to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2009 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2010 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.    PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Communications networks	$820,659	$803,674
Computer hardware and purchased software	148,218	138,281
Equipment	42,892	40,966
Office equipment, furniture and fixtures	76,439	75,751
Construction-in-progress	12,700	11,583
Land and buildings	41,635	41,632

	1,142,543	1,111,887
Accumulated depreciation	(531,930)	(492,839)

Property and equipment, net	$610,613	$619,048

Construction-in-progress as of March 31, 2010 and December 31, 2009 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $39.5 million and $38.3 million for the three months ended March 31, 2010 and 2009, respectively.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of U.S. Energy Partners

On February 28, 2010, the Company completed its acquisition of U.S. Energy Partners LLC (“U.S. Energy Partners”), a privately held New York limited liability company, pursuant to a merger agreement, dated as of February 10, 2010. On the closing date, U.S. Energy Partners continued in existence as a direct wholly-owned subsidiary of PAETEC Corp.

U.S. Energy Partners sells electricity to industrial, commercial, public authority and residential customers in New York State on Nation Grid, New York State Electric & Gas Corporation and the Rochester Gas and Electric Corporation local distribution company systems as an Energy Service Company.

The purchase price for the acquisition was approximately $7.3 million in cash, including an estimated $1.9 million of contingent consideration to be paid over the 24 months following the acquisition closing date. The merger was accounted for as an acquisition of U.S. Energy Partners by PAETEC using the purchase method in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The aggregate transaction value, net of cash acquired, was $6.9 million.

Goodwill

The changes in the carrying value of goodwill from January 1, 2010 to March 31, 2010 were as follows (in thousands):

Balance as of January 1, 2010	$300,597
Goodwill related to acquisition	3,401

Balance as of March 31, 2010	$303,998

Goodwill related to the U.S. Energy Partners acquisition is based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months after the closing date.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$207,303	$(89,323)	$117,980	10 years
Technology-based	1,953	(1,270)	683	5 years
Capitalized software development costs	6,191	(2,405)	3,786	4 years
Technology license	5,164	(947)	4,217	5 years
Trade name	200	(129)	71	5 years

Total	220,811	(94,074)	126,737	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$223,211	$(94,074)	$129,137

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

	December 31, 2009			Weighted- Average
	Gross Carrying Amount	Accumulated Amortization	Net	Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$205,603	$(82,395)	$123,208	10 years
Technology-based	1,953	(1,186)	767	5 years
Capitalized software development costs	5,810	(2,093)	3,717	4 years
Technology license	5,164	(689)	4,475	5 years
Trade name	200	(120)	80	5 years

Total	218,730	(86,483)	132,247	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$221,130	$(86,483)	$134,647

Gross intangible assets as of March 31, 2010 included $1.7 million for a customer relationship intangible asset acquired from U.S. Energy Partners. This amount is based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months after the closing date.

Intangible asset amortization expense for the three months ended March 31, 2010 and 2009 was $7.6 million and $7.9 million, respectively. The Company estimates that future aggregate amortization expense related to intangible assets as of March 31, 2010 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2010 (remaining nine months)	$22,898
2011	27,152
2012	23,020
2013	17,088
2014	13,097
Thereafter	23,482

Total	$126,737

4.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
8 7/8% Senior Secured Notes due 2017	$650,000	$350,000
Unamortized discount on 8 7/8% Senior Secured Notes due 2017, net	(9,408)	(11,320)
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	—	270,232
Unamortized discount on senior secured credit facilities	—	(1,470)
Capital lease obligations	20,596	18,615

Total debt	961,188	926,057
Less: current portion	(6,148)	(4,786)

Long-term debt	$955,040	$921,271

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

Senior Secured Notes

On January 12, 2010, PAETEC Holding issued and sold $300.0 million in aggregate principal amount of its 8 7 /8% senior secured notes due 2017 pursuant to the indenture, dated as of June 29, 2009, as supplemented from time to time (the “Indenture”), by and among PAETEC Holding, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee. The senior secured notes issued in January 2010 (the “Notes”) have the same terms as the previously issued 8 7 /8% senior secured notes due 2017, except that the Notes have registration rights and related additional interest terms and will be subject to transfer restrictions until consummation of the exchange offer referred to below. Accordingly, immediately following the issuance and sale of the Notes, PAETEC Holding had $650.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 outstanding under the Indenture.

The Company sold the Notes at an offering price of 100.528% of the principal amount of the Notes, plus accrued interest from December 31, 2009, in an offering not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). The Company applied the gross proceeds of $301.6 million it received from the sale of the Notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities and to pay $8.3 million of fees incurred in connection with the termination of the remaining $265.0 million notional amount of its swap agreement in effect as of January 12, 2010. The Company paid a total of approximately $9.0 million of offering fees and expenses. The Company will use the remaining $14.1 million of offering proceeds for general corporate purposes.

In connection with the Company’s application of the gross proceeds received from the sale of the Notes to repay the outstanding principal amount under its senior secured credit facilities, as described above in this Note 4, the Company recognized $4.4 million of debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive loss. This amount represents the elimination of $3.6 million of debt issuance costs and unamortized debt discount related to the Company’s existing senior secured credit facilities that were paid in full with the proceeds from the Notes and $0.8 million of costs related to the termination of its interest rate swap agreement.

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

Senior Credit Facilities

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

Financial Covenant

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement for its senior credit facilities, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00: 1.00. The Company was in compliance with this financial covenant as of March 31, 2010.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, other than debt, does not materially differ from the estimated fair values as of March 31, 2010. As of March 31, 2010, the $300.0 million principal amount of the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $303.0 million, and the $650.0 million principal amount of the Company’s 8 7 /8% senior secured notes due 2017 had an estimated fair market value of approximately $663.0 million. The estimated market values as of March 31, 2010 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on volume traded by any given security firm and other factors.

5.    INCOME TAXES

The Company completed a reorganization involving some of PAETEC Holding Corp.’s direct and indirect wholly-owned subsidiaries during the three months ended March 31, 2010. The benefit for income taxes for the three months ended March 31, 2010 reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available.

ASC 740 requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of March 31, 2010 was $0.4 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of March 31, 2010, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2005.

6.    SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

For the purchase period ended March 31, 2010, PAETEC Holding issued 143,297 shares of common stock pursuant to its Employee Stock Purchase Plan (“ESPP”) at a purchase price of approximately $4.21 per share, which represented 90% of the closing price of the common stock on March 31, 2010 as reported on the NASDAQ Global Select Market. Compensation expense attributable to the ESPP for the three months ended March 31, 2010 totaled less than $0.1 million. As of March 31, 2010, 2,573,505 shares of common stock remained available for issuance under the ESPP.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	11,623,516	$4.42
Granted	631,115	$4.25
Exercised	(206,686)	$2.16
Canceled	(587,687)	$6.51
Forfeited	(32,866)	$4.84

Outstanding at March 31, 2010	11,427,392	$4.34	5.4	$15,773

Exercisable at March 31, 2010	9,089,166	$4.28	4.6	$12,811

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $0.4 million.

For options granted during the three months ended March 31, 2010 and 2009, the weighted average fair value of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, was $2.91 and $0.83, respectively, using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected option life (in years)	6.2	6.0
Risk free interest rate	2.7% – 3.0%	2.0% – 2.3%
Expected volatility	75.5% – 75.6%	73.8% – 75.0%
Expected dividend yield	—	—

Total compensation expense related to stock options granted totaled approximately $0.7 million for the three months ended March 31, 2010 and approximately $1.9 million for the three months ended March 31, 2009. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes stock option information as of March 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $2.10	3,025,121	$1.68	2,477,412	$1.75
$2.11 - $3.15	1,449,450	$2.33	1,234,330	$2.33
$3.16 - $7.35	4,824,192	$4.28	3,796,743	$4.32
$7.36 - $13.46	2,128,629	$9.64	1,580,681	$9.70

	11,427,392	$4.34	9,089,166	$4.28

As of March 31, 2010, there was approximately $5.3 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted average period of approximately 1.7 years.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock Unit Activity

The following table summarizes stock unit activity for the three months ended March 31, 2010:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	4,567,066	$5.64
Granted	1,252,765	$3.68
Vested	(718,037)	$3.21
Forfeited	(38,639)	$5.72

Outstanding at March 31, 2010	5,063,155	$5.22

The weighted average grant date fair values of stock units granted during the three months ended March 31, 2010 and 2009, as determined by reference to the closing sale prices of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $3.68 and $0.87, respectively.

The aggregate intrinsic value of stock units that vested during the three months ended March 31, 2010 was approximately $2.9 million.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the three months ended March 31, 2010, the Company withheld shares of PAETEC Holding common stock totaling 267,032 shares.

For the three months ended March 31, 2010, the total compensation expense related to stock units granted was approximately $1.7 million. For the three months ended March 31, 2009, the total compensation expense related to stock units granted was approximately $2.8 million. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2010, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $17.1 million. The Company expects to recognize the expense over a weighted-average period of approximately 1.6 years.

Warrant Activity

The following table summarizes warrant activity for the three months ended March 31, 2010:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	2,562,771	$2.41
Granted	—
Exercised	(4,057)	3.39
Canceled	—
Forfeited	(6,492)	3.86

Outstanding at March 31, 2010	2,552,222	$2.41	4.3	$5,826

Exercisable at March 31, 2010	2,002,222	$2.28	2.9	$4,842

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on March 31, 2010 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on March 31, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of warrants exercised during the three months ended March 31, 2010 was less than $0.1 million.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

No stock-based compensation expense related to warrants was recognized during the three months ended March 31, 2010. For the three months ended March 2009 stock-based compensation expense related to warrants totaled less than $0.1 million.

The following table summarizes information relating to outstanding warrants as of March 31, 2010:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
$0.00 - $2.78	1,709,594	$1.98	1,709,594	$1.98
$2.79 - $4.00	695,753	$2.97	145,753	$3.25
$4.01 - $5.00	146,875	$4.70	146,875	$4.70

	2,552,222	$2.41	2,002,222	$2.28

7.    LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	(in thousands, except share and per share data)
	2010	2009
Net loss	$(9,538)	$(3,308)

Weighted average common shares outstanding – basic and diluted	145,490,947	140,856,227

Net loss per common share – basic and diluted	$(0.07)	$(0.02)

For the three months ended March 31, 2010 and 2009, the Company had outstanding options, warrants and restricted stock units for 19,042,769 and 25,912,602 shares, respectively, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

8.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2010, the Company had entered into agreements with vendors to purchase approximately $14.7 million of equipment and services, of which the Company expects $11.5 million to be delivered and payable in the year ending December 31, 2010, $2.1 million in the year ending December 31, 2011, and $1.1 million in the year ending December 31, 2012.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of March 31, 2010, the Company’s minimum commitments under these agreements totaled $232.6 million, of which $89.0 million expire in the year ending December 31, 2010, $118.7 million expire in the year ending December 31, 2011, $11.5 million expire in the year ending December 31, 2012, $11.5 million expire in the year ending December 31, 2013, and the remaining $1.9 million expire in the year ending December 31, 2014. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Letters of Credit

The Company is party to letters of credit totaling $7.0 million as of March 31, 2010. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

In October 2008, PaeTec Communications, Inc. filed a claim in the Supreme Court for the State of New York, County of Monroe, against Lucent Technologies, Inc., Alcatel USA Marketing, Inc. and Alcatel-Lucent (collectively “Alcatel-Lucent”) for reimbursement of costs and fees in connection with the patent infringement case brought against the Company by Sprint Communications Company L.P. (“Sprint”). The Sprint action was settled in May 2009. The Company’s claim against Alcatel-Lucent alleges that because the Sprint claims arose from the use by the Company of Alcatel-Lucent equipment, Alcatel-Lucent has an obligation to defend and indemnify the Company pursuant to the contract terms under which it sold the equipment to the Company. In response, Alcatel-Lucent has denied the claim and counter-claimed against the Company for allegedly unpaid switch software licensing charges, and associated late fees. The Company believes that it has meritorious defenses against these counter-claims.

9.    FAIR VALUE MEASUREMENTS

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

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	Fair Value Measurements as of March 31, 2010 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$40,660	—	—
Other assets, net	$2,669	—	—

	Fair Value Measurements as of December 31, 2009 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	—	$131,408	—

Liabilities
Interest rate swaps	—	$7,544	—

At March 31, 2010, the fair value of cash and cash equivalents presented in the table above were primarily composed of the Company’s investments in publicly traded money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments.

10.    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two is available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this ASU on its financial statements.

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

11.    SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2010, and events which occurred subsequent to March 31, 2010 but were not recognized in the financial statements. No subsequent events which required recognition or disclosure were identified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year and in our subsequently filed SEC reports.

You should read the following management’s discussion and analysis in conjunction with our Annual Report on Form 10-K for our 2009 fiscal year and together with the condensed consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” “PAETEC Holding” and “PAETEC” mean PAETEC Holding Corp. and its subsidiaries.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that encompasses data services, including broadband Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of March 31, 2010, PAETEC Holding had in service 236,168 digital T1 transmission lines, which represented the equivalent of 5,668,032 access lines, for approximately 43,000 business customers in a service area encompassing 84 of the top 100 metropolitan statistical areas. As of the same date, PAETEC also had in service an incremental 326,408 access lines related to the company’s non-core “plain old telephone service,” or “POTS,” operations.

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

Network Services. PAETEC delivers integrated communications services, including data and Internet services, local services and long distance services, to end users on a retail basis, which the company refers to as its “network services.” PAETEC’s core network services are those that generate revenue from retail enterprise customers to which PAETEC delivers such integrated communications services on primarily Tl or larger access lines, which excludes access fee and reciprocal compensation fee revenue related to network services and revenue from the company’s POTS operations. POTS operations involve the provision of basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network.

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

Debt Extinguishment and Related Costs. PAETEC’s debt extinguishment and related costs include expenses related to the repayment of outstanding term loans under PAETEC’s senior secured credit facilities and costs incurred related to the termination of PAETEC’s interest rate swap agreement in January 2010.

Interest Expense. Interest expense includes interest due on PAETEC’s long-term debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts.

Other Income, Net. Other income, net includes non-monetary gains on the exchange of reciprocal indefeasible rights of use, or “IRUs,” investment income, and other financing income.

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

Stock-Based Compensation

PAETEC’s employees participate in a variety of equity incentive plans. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 718, Compensation—Stock Compensation. PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Results of Operations

The following table presents selected operating data for the three months ended March 31, 2010, which we refer to as our “2010 quarter,” and the three months ended March 31, 2009, which we refer to as our “2009 quarter.” PAETEC’s operating results for the 2010 and 2009 quarters were as follows (dollars in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	$	% of Revenue	$	% of Revenue
Revenue:
Network services revenue	$310,474	80%	$317,076	79%
Carrier services revenue	63,043	16%	68,749	17%
Integrated solutions revenue	16,534	4%	13,425	3%

Total revenue	390,051	100%	399,250	100%
Cost of sales (1)	192,749	49%	198,983	50%
Selling, general and administrative expenses (2)	134,260	34%	141,018	35%
Sales and use tax settlement	—	*	(1,200)	*
Depreciation and amortization	47,173	12%	46,213	12%

Income from operations	15,869	4%	14,236	4%
Debt extinguishment and related costs	4,423	1%	—	*
Other income, net	(112)	*	(435)	*
Interest expense	22,037	6%	17,224	4%

Loss before income taxes	(10,479)	(3)%	(2,553)	(1)%
(Benefit from) provision for income taxes	(941)	*	755	*

Net loss	$(9,538)	(2)%	$(3,308)	(1)%

Adjusted EBITDA (3)	$65,543		$63,922

*	Less than one percent
(1)	Exclusive of operating items shown separately below.
(2)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(3)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, (benefit from) provision for income taxes, stock-based compensation, debt extinguishment and related costs, sales and use tax settlement, and gain on non-monetary transaction. Adjusted EBITDA is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for our 2009 fiscal year for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net loss	$(9,538)	$(3,308)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	47,173	46,213
Interest expense, net of interest income	21,964	16,841
(Benefit from) provision for income taxes	(941)	755

EBITDA	58,658	60,501
Stock-based compensation	2,462	4,762
Debt extinguishment and related costs	4,423	—
Sales and use tax settlement	—	(1,200)
Gain on non-monetary transaction	—	(141)

Adjusted EBITDA	$65,543	$63,922

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

Revenue. Total revenue decreased $9.2 million, or 2.3%, to $390.1 million for the 2010 quarter from $399.3 million for the 2009 quarter, primarily due to a decline in usage-based revenue and a $4.6 million decline in non-core POTS revenue. Of total revenue for the 2010 quarter, revenue from network services, carrier services and integrated solutions accounted for 79.6%, 16.2% and 4.2%, respectively, compared to 79.4%, 17.2% and 3.4%, respectively, for the 2009 quarter.

Revenue from network services decreased $6.6 million, or 2.1%, to $310.5 million for the 2010 quarter from $317.1 million for the 2009 quarter. For the 2010 quarter, revenue from monthly recurring fees and usage-based fees accounted for 72.8% and 26.0%, respectively, of revenue from network services, compared to 71.8% and 27.3%, respectively, of such revenue for the 2009 quarter. Revenue from core network services accounted for 72.6% of total revenue for the 2010 quarter, compared to 71.7% for the 2009 quarter. Revenue from core network services decreased $3.1 million, or 1.1%, to $283.1 million for the 2010 quarter from $286.3 million for the 2009 quarter. The decrease in core network services revenue primarily resulted from a decline in usage-based revenue, which was partially offset by a 5.0% increase in data revenue generated by increased sales of its Dynamic IP and MPLS VPN products.

Revenue from carrier services decreased $5.7 million, or 8.3%, to $63.0 million for the 2010 quarter from $68.7 million for the 2009 quarter. Revenue from core carrier services accounted for 11.4% of total revenue for the 2010 quarter, compared to 12.3% for the 2009 quarter. The decrease in carrier services revenue primarily resulted from a decline in usage-based revenue. For the 2010 quarter, revenue from monthly recurring fees and usage-based fees accounted for 48.2% and 42.6%, respectively, of revenue from carrier services, compared to 43.7% and 48.2%, respectively, of such revenue for the 2009 quarter.

Access fee revenue and reciprocal compensation included in network services revenue and access fee revenue and reciprocal compensation included in carrier services revenue together accounted for 8.3% of total revenue for the 2010 quarter, compared to 8.2% for the 2009 quarter. Reciprocal compensation revenue included in network services revenue and reciprocal compensation revenue included in carrier services revenue together accounted for 1.0% of total revenue for the 2010 quarter, compared to 1.4% for the 2009 quarter. Access fee revenue as a percentage of network services usage-based fees increased to 20.2% for the 2010 quarter from 18.4% for the 2009 quarter, while reciprocal compensation as a percentage of network services usage-based fees decreased to 1.8% for the 2010 quarter from 2.2% for the 2009 quarter. Network access fee revenue as a percentage of total network services usage-based revenue increased primarily due to a decline in end user-based usage revenue. Access fee revenue as a percentage of carrier services usage-based fees increased to 45.6% for the 2010 quarter from 34.1% for the 2009 quarter. Reciprocal compensation as a percentage of carrier services usage-based fees decreased to 9.4% for the 2010 quarter from 10.5% for the 2009 quarter. The increase in access fees as a percentage of carrier services usage-based fees was principally attributable to a decline in end user-based usage revenue.

Revenue from integrated solutions services increased $3.1 million, or 23.2%, to $16.5 million for the 2010 quarter from $13.4 million for the 2009 quarter. The increase in revenue generated by the integrated solutions business was attributable to growth in both equipment sales and energy services.

Cost of Sales. Cost of sales decreased to $192.7 million for the 2010 quarter from $199.0 million for the 2009 quarter, in part because of a decline in minutes of use as PAETEC’s product mix continues to evolve away from more usage-sensitive products.

Leased transport charges increased to $153.0 million, or 79.4% of cost of sales, for the 2010 quarter from $151.8 million, or 76.3% of cost of sales, for the 2009 quarter. The increase as a percentage of cost of sales was primarily attributable to the cost associated with the increased number of digital T1 transmission lines in service and to a decline in usage costs.

Usage costs for local and long distance calls decreased to $29.4 million, or 15.2% of cost of sales, for the 2010 quarter from $38.4 million, or 19.3% of cost of sales, for the 2009 quarter. The decrease was attributable to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue decreased slightly from 49.8% for the 2009 quarter to 49.4% for the 2010 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $134.3 million for the 2010 quarter from $141.0 million for the 2009 quarter. Salaries, wages and benefits decreased by $3.9 million, primarily due to a decrease in bonus expense. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.4% for the 2010 quarter from 35.3% for the 2009 quarter.

Depreciation and Amortization. Depreciation and amortization expense increased to $47.2 million for the 2010 quarter from $46.2 million for the 2009 quarter. The increase was primarily attributable to PAETEC’s network deployment and maintenance activities.

Debt Extinguishment and Related Costs. During the 2010 quarter, PAETEC recognized a total of $4.4 million of debt extinguishment and related costs, which represented the elimination of $3.6 million of debt issuance costs and unamortized debt discount associated with the repayment of $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities with the proceeds from the January 2010 issuance of its 8 7 /8% senior secured notes due 2017 and $0.8 million of costs related to the termination of its interest rate swap agreement.

Interest Expense. PAETEC’s average outstanding debt balances increased to $946.0 million for the 2010 quarter from $935.7 million for the 2009 quarter, as a result of the January 2010 issuance of $300 million aggregate principal amount of its 8 7/8% senior secured notes due 2017 and the repayment of the outstanding principal amount under its senior secured credit facilities. Interest expense increased to $22.0 million for the 2010 quarter from $17.2 million for the 2009 quarter due to the higher debt levels and an increase in the average annual borrowing rate. The weighted average annual borrowing rate under PAETEC’s 9.5% senior notes due 2015 and senior secured notes as of March 31, 2010 was 9.1%, compared to 7.2% under PAETEC’s senior credit facility agreement and its senior notes as of March 31, 2009.

Income Taxes. PAETEC completed a reorganization involving some of PAETEC Holding Corp.’s direct and indirect wholly-owned subsidiaries during the 2010 quarter. The benefit from income taxes for the 2010 quarter reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the 2010 quarter was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, issuances of debt securities, and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash . PAETEC’s cash flows for the three months ended March 31, 2010 and 2009, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$7,828	$11,160
Net cash used in investing activities	$(34,997)	$(29,142)
Net cash provided by (used in) financing activities	$18,561	$(2,503)

The $3.3 million decrease in cash flows from operating activities for the 2010 quarter over the 2009 quarter was primarily attributable to a $4.1 million decrease in net income adjusted for non-cash items which was partially offset by a $0.8 million increase in working capital.

PAETEC’s investing activities during the 2010 and 2009 quarters consisted primarily of activities related to the purchase and installation of property and equipment. Investing activities during the 2010 quarter also included the acquisition of U.S. Energy Partners LLC.

Net cash provided by financing activities of $18.6 million for the 2010 quarter was primarily related to the issuance and sale of $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017, partially offset by the payment of debt issuance costs incurred in connection with such sale. PAETEC applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities. Net cash used in financing activities of $2.5 million for the 2009 quarter was primarily related to repayments on long-term debt and expenditures under PAETEC’s stock repurchase program.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of March 31, 2010:

Contractual Obligations

(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$950,000	$—	$—	$—	$950,000
Capital lease obligations	20,596	4,147	12,328	3,937	184
Operating leases	188,923	27,467	58,570	42,016	60,870
Purchase obligations	247,398	100,524	133,457	13,417	—
Other long-term liabilities	58,963	—	17,154	11,915	29,894

Total	$1,465,880	$132,138	$221,509	$71,285	$1,040,948

Indebtedness. At March 31, 2010, PAETEC had approximately $955.0 million of total indebtedness, net of an unamortized discount of $9.4 million. The overall weighted average annual interest rate, including the debt discount and debt premium but excluding deferred financing costs, was 9.0%. Of this total indebtedness, an aggregate principal amount of $300.0 million was outstanding under the company’s 9.5% senior notes due 2015 and an aggregate principal amount of $650.0 million was outstanding under the company’s 8 7/8% senior secured notes due 2017.

On January 12, 2010, PAETEC Holding issued and sold $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes. Accordingly, immediately following the issuance and sale in January 2010 of the 8 7/8% senior secured notes, the company had $650.0 million in aggregate principal amount of the 8 7/8% senior secured notes outstanding. PAETEC Holding applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities.

Immediately following the sale in January 2010 of the senior secured notes and PAETEC’s application of the offering proceeds to the foregoing uses, PAETEC’s senior secured credit facilities consisted of the following:

•

a term loan credit facility under which no term loans were outstanding and under which PAETEC could obtain incremental term loans, subject to conditions, in an aggregate principal amount of up to approximately $65.0 million under one or more incremental facilities; and

•

a revolving credit facility under which no revolving loans were outstanding and under which PAETEC could obtain from time to time revolving loans of up to an aggregate principal amount of $50.0 million outstanding at any time.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement for its senior credit facilities, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00 PAETEC was in compliance with this financial covenant as of March 31, 2010.

See Note 4 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s indebtedness.

Stock Repurchase Program. In 2009, PAETEC Holding’s board of directors authorized the repurchase of up to $25.0 million of PAETEC Holding’s outstanding common stock through December 31, 2010, subject to conditions. PAETEC Holding may repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program does not obligate PAETEC Holding to repurchase any specific number of shares, and may be modified or discontinued at any time. As of March 31, 2010, after taking into account repurchases made under the plan through such date and restrictions under its debt agreements, PAETEC Holding retained the ability to repurchase $16.2 million of common stock through December 31, 2010.

Capital and Cash Requirements. PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $29.5 million in the 2010 quarter. PAETEC expects to fund all of its 2010 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of March 31, 2010, PAETEC had entered into agreements with vendors to purchase approximately $14.7 million of equipment and services, of which PAETEC expects $11.5 million to be delivered and payable in 2010, $2.1 million in 2011 and $1.1 million in 2012.

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

PAETEC believes that cash on hand and cash flow from operations will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for its 2009 fiscal year. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC seeks to acquire other businesses or to accelerate the expansion of its business, it may be required to seek additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. In addition, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of term loans under its senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, PAETEC’s outstanding senior notes and senior secured notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

Critical Accounting Policies

PAETEC’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the SEC. Preparing consolidated financial statements requires PAETEC to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of PAETEC’s accounting policies. PAETEC’s significant accounting policies are described in the note captioned “Summary of Significant Accounting Policies” in Note 2 to the consolidated financial statements included in PAETEC’s Form 10-K for its 2009 fiscal year, and a discussion of PAETEC’s critical accounting estimates is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or “ASU,” 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two is available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. PAETEC is currently evaluating the impact of this ASU on its financial statements.

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

PAETEC is exposed to market risks in the normal course of business. PAETEC manages the sensitivity of its results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. PAETEC does not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. PAETEC does not have any material foreign currency exposure.

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and, from time to time, the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on variable-rate debt. PAETEC repaid all of its variable-rate debt outstanding under its senior secured credit facilities in January 2010 with the proceeds of the offering of $300.0 million principal amount of PAETEC’s 8 7 /8% senior secured notes due 2017, as described in Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2010. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

PAETEC is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Legal Proceedings” in Part I and under the caption “Litigation” in Note 11 to the consolidated financial statements included in that report. For updated information about some of these proceedings, see Note 8 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in Note 8 under the caption “Litigation,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Proceeding Involving Iowa Department of Revenue

Certain operating subsidiaries of McLeodUSA Incorporated have protested and appealed various sales and use tax assessments levied by the Iowa Department of Revenue, or “IDOR,” with respect to the purchase of certain equipment from 1996 through 2005. These assessments, including estimated interest and penalties, originally totaled approximately $16.5 million. PAETEC entered into settlement agreements with the IDOR in April 2009 and January 2010, resolving a substantial portion of the disputed assessments. PAETEC recognized a $7.2 million benefit recorded as a sales and use tax settlement in its consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2009 as a result of the agreements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description

*4.1	Fourth Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to senior debt securities.

4.2.1	First Supplemental Indenture, dated as of January 12, 2010, between PAETEC Holding Corp. and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on January 12, 2010 (the “January 12, 2010 Form 8-K”) and incorporated herein by reference.

4.2.2	Officers’ Certificate of PAETEC Holding, dated January 12, 2010, relating to the issuance on January 12, 2010 of senior secured debt securities. Filed as Exhibit 4.3 to the January 12, 2010 Form 8-K and incorporated herein by reference.

4.2.3	Second Supplemental Indenture, dated as of March 5, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.6.4 to the Annual Report on Form 10-K of PAETEC Holding filed on March 12, 2010 and incorporated herein by reference.

*4.2.4	Third Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities.

10.1	Registration Rights Agreement, dated as of January 12, 2010, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. Filed as Exhibit 4.2 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.2	Third Amendment to the Credit Agreement, dated as of January 12, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the January 12, 2010 Form 8-K and incorporated herein by reference.

*10.3	Fourth Amendment to the Credit Agreement, dated as of April 15, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent.

*10.4	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and Arunas A. Chesonis.

*10.5	Form of Executive Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Executive Vice Presidents of PAETEC Holding, including Mario DeRiggi and Robert D. Moore, Jr.

*10.6	Form of Senior Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Mary K. O’Connell, Algimantas K. Chesonis and Lauire L. Zaucha.

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated: May 7, 2010	By:	/S/ KEITH M. WILSON
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

*4.1	Fourth Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to senior debt securities.

4.2.1	First Supplemental Indenture, dated as of January 12, 2010, between PAETEC Holding Corp. and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on January 12, 2010 (the “January 12, 2010 Form 8-K”) and incorporated herein by reference.

4.2.2	Officers’ Certificate of PAETEC Holding, dated January 12, 2010, relating to the issuance on January 12, 2010 of senior secured debt securities. Filed as Exhibit 4.3 to the January 12, 2010 Form 8-K and incorporated herein by reference.

4.2.3	Second Supplemental Indenture, dated as of March 5, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.6.4 to the Annual Report on Form 10-K of PAETEC Holding filed on March 12, 2010 and incorporated herein by reference.

*4.2.4	Third Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities.

10.1	Registration Rights Agreement, dated as of January 12, 2010, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. Filed as Exhibit 4.2 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.2	Third Amendment to the Credit Agreement, dated as of January 12, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the January 12, 2010 Form 8-K and incorporated herein by reference.

*10.3	Fourth Amendment to the Credit Agreement, dated as of April 15, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent.

*10.4	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and Arunas A. Chesonis.

*10.5	Form of Executive Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Executive Vice Presidents of PAETEC Holding, including Mario DeRiggi and Robert D. Moore, Jr.

*10.6	Form of Senior Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Mary K. O’Connell, Algimantas K. Chesonis and Lauire L. Zaucha.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.