Form 10-Q
period 2010-06-30
PAETEC Holding Corp.
filed 2010-08-06
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding on August 2, 2010 was 145,146,432.

PART I

FINANCIAL INFORMATION

Item 1.         Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$123,669	$152,888
Short term investments	1,972	—
Accounts receivable, net of allowance for doubtful accounts of $11,597 and $11,892, respectively	229,632	201,308
Deferred income taxes	8,365	8,365
Prepaid expenses and other current assets	28,864	22,380

Total current assets	392,502	384,941
Property and equipment, net	624,414	619,048
Goodwill	323,181	300,597
Intangible assets, net	128,171	134,647
Other assets, net	24,542	18,347

Total assets	$1,492,810	$1,457,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,975	$63,528
Accrued expenses	30,979	34,885
Accrued payroll and related liabilities	19,588	34,512
Accrued taxes	32,686	37,203
Accrued commissions	18,400	18,180
Accrued capital expenditures	9,645	8,625
Accrued interest	13,081	13,376
Deferred revenue	66,035	62,215
Current portion of long-term debt and capital lease obligations	11,342	4,786

Total current liabilities	282,731	277,310
Long-term debt and capital lease obligations	963,684	921,271
Other long-term liabilities	62,499	59,939

Total liabilities	1,308,914	1,258,520

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at June 30, 2010 and December 31, 2009, 145,559,216 shares issued and outstanding at June 30, 2010; 145,284,100 shares issued and outstanding at December 31, 2009	1,456	1,453
Additional paid-in capital	773,268	771,369
Accumulated deficit	(590,828)	(573,762)

Total stockholders’ equity	183,896	199,060

Total liabilities and stockholders’ equity	$1,492,810	$1,457,580

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Six Months Ended June 30, 2010 and 2009

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenue:
Network services revenue	$310,242	$312,946	$620,716	$630,022
Carrier services revenue	63,088	66,781	126,131	135,530
Integrated solutions revenue	22,770	15,434	39,304	28,859

Total revenue	396,100	395,161	786,151	794,411
Cost of sales (exclusive of operating items shown separately below)	196,784	196,859	389,533	395,842
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	136,803	140,559	271,063	281,577
Sales and use tax settlement	—	—	—	(1,200)
Depreciation and amortization	47,439	46,159	94,612	92,372

Income from operations	15,074	11,584	30,943	25,820
Debt extinguishment and related costs	—	10,348	4,423	10,348
Other income, net	(150)	(337)	(262)	(772)
Interest expense	22,600	17,300	44,637	34,524

Loss before income taxes	(7,376)	(15,727)	(17,855)	(18,280)
Provision for (benefit from) income taxes	152	758	(789)	1,513

Net loss	(7,528)	(16,485)	(17,066)	(19,793)
Other comprehensive income:
Change in fair value of hedge instruments, net of income taxes	—	5,152	—	6,652

Comprehensive loss	$(7,528)	$(11,333)	$(17,066)	$(13,141)

Basic and diluted net loss per common share	$(0.05)	$(0.12)	$(0.12)	$(0.14)

Basic and diluted weighted average common shares outstanding	146,079,877	141,614,010	145,782,588	141,234,411

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,

	2010	2009

OPERATING ACTIVITIES:
Net loss	$(17,066)	$(19,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,612	92,372
Amortization of debt issuance costs	1,356	1,026
Amortization of debt discount, net	652	548
Bad debt expense	7,126	9,743
Stock-based compensation expense	5,055	10,561
Sales and use tax settlement	—	(1,200)
Gain on non-monetary transaction	—	(224)
(Gain) loss on disposal of property and equipment	(99)	31
Deferred income taxes	(1,342)	—
Debt extinguishment and related costs	3,667	5,817
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(26,517)	(13,296)
Prepaid expenses and other current assets	(4,789)	(5,194)
Other assets	(154)	(541)
Accounts payable	11,792	(34,283)
Accrued expenses	(10,800)	(8,216)
Accrued payroll and related liabilities	(15,241)	1,067
Accrued taxes	(4,596)	2,977
Accrued commissions	(164)	1,248
Accrued interest	(295)	112
Deferred revenue	1,552	6,575

Net cash provided by operating activities	44,749	49,330

INVESTING ACTIVITIES:
Purchases of property and equipment	(60,871)	(57,177)
Acquisitions, net of cash received	(24,603)	(299)
Purchase of short term investments	(1,972)	—
(Increase) decrease in restricted cash	(314)	1,344
Proceeds from disposal of property and equipment	406	150
Software development costs	(677)	(702)

Net cash used in investing activities	(88,031)	(56,684)

FINANCING ACTIVITIES:
Repayments of long-term debt	(276,993)	(339,584)
Payment for debt issuance costs	(7,378)	(9,507)
Proceeds from long-term borrowings	301,584	337,921
Repurchase of common stock	(4,501)	(765)
Payment for registering securities	—	(35)
Proceeds from exercise of stock options, warrants, and purchase plans	2,462	1,047
Payment of tax withholding on vested stock units	(1,111)	(6,548)

Net cash provided by (used in) financing activities	14,063	(17,471)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,219)	(24,825)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,888	164,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,669	$139,703

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$43,275	$33,236

Cash paid for income taxes	$762	$1,688

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Accrued business acquisition costs	$8,065	$368

Equipment purchased under capital leases	$21,941	$4,834

Accrued property and equipment expenditures	$15,453	$12,633

Tenant incentive leasehold improvements	$238	$1,134

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Segment Disclosure

The Company operates in one reportable segment.

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

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2010 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

	(in thousands)
Communications networks	$854,915	$803,674
Computer hardware and purchased software	150,046	138,281
Equipment	46,773	40,966
Office equipment, furniture and fixtures	79,035	75,751
Construction-in-progress	22,889	11,583
Land and buildings	41,602	41,632

	1,195,260	1,111,887
Accumulated depreciation	(570,846)	(492,839)

Property and equipment, net	$624,414	$619,048

Construction-in-progress as of June 30, 2010 and December 31, 2009 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $79.2 million and $76.3 million for the six months ended June 30, 2010 and 2009, respectively. Depreciation expense totaled $39.7 million and $38.0 million for the three months ended June 30, 2010 and 2009, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Quagga Corporation

On June 7, 2010, the Company completed its acquisition of Quagga Corporation (“Quagga”), a privately-held corporation organized under the laws of the State of California , pursuant to a merger agreement, dated as of June 7, 2010. On the closing date, Quagga continued in existence as a direct wholly-owned subsidiary of PAETEC Corp.

Quagga is an equipment interconnect business distributing communications equipment and related software to large and medium sized businesses. Quagga also provides related consulting, installation, design and maintenance services for communications equipment applications. Quagga’s customer base is principally located in California. Quagga does not manufacture or design the equipment it sells but rather distributes the equipment of a variety of manufacturers.

The purchase price for the acquisition was approximately $25.5 million in cash, including an estimated $6.2 million of contingent consideration to be paid over the 24 months following the acquisition closing date. The merger was accounted for as an acquisition of Quagga by PAETEC using the purchase method in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The aggregate transaction value, net of cash acquired, was $25.5 million.

Acquisition of U.S. Energy Partners

On February 28, 2010, the Company completed its acquisition of U.S. Energy Partners LLC (“U.S. Energy Partners”), a privately-held New York limited liability company, pursuant to a merger agreement, dated as of February 10, 2010. On the closing date, U.S. Energy Partners continued in existence as a direct wholly-owned subsidiary of PAETEC Corp.

U.S. Energy Partners sells electricity to industrial, commercial, public authority and residential customers in New York State on National Grid, New York State Electric & Gas Corporation and the Rochester Gas and Electric Corporation local distribution company systems as an energy service company.

The purchase price for the acquisition was approximately $7.3 million in cash, including an estimated $1.9 million of contingent consideration to be paid over the 24 months following the acquisition closing date. The merger was accounted for as an acquisition of U.S. Energy Partners by PAETEC using the purchase method in accordance with ASC Topic 805. The aggregate transaction value, net of cash acquired, was $6.9 million.

Goodwill

The changes in the carrying value of goodwill from January 1, 2010 to June 30, 2010 were as follows (in thousands):

Balance as of January 1, 2010	$300,597
Goodwill related to acquisitions	22,584

Balance as of June 30, 2010	$323,181

Goodwill related to acquisitions as of June 30, 2010 included approximately $3.4 million related to the U.S. Energy Partners acquisition, and approximately $19.2 million related to the Quagga acquisition. Goodwill related to the U.S. Energy Partners and Quagga acquisitions are based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable closing dates.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period

	(in thousands)
Amortized intangible assets:
Customer-related	$212,353	$(96,333)	$116,020	10 years
Technology-based	1,953	(1,353)	600	5 years
Capitalized software development costs	6,486	(2,744)	3,742	4 years
Technology license	5,164	(1,205)	3,959	5 years
Trade name	1,600	(150)	1,450	9 years

Total	227,556	(101,785)	125,771	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$229,956	$(101,785)	$128,171

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period

	(in thousands)
Amortized intangible assets:
Customer-related	$205,603	$(82,395)	$123,208	10 years
Technology-based	1,953	(1,186)	767	5 years
Capitalized software development costs	5,810	(2,093)	3,717	4 years
Technology license	5,164	(689)	4,475	5 years
Trade name	200	(120)	80	5 years

Total	218,730	(86,483)	132,247	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$221,130	$(86,483)	$134,647

Intangible asset amortization expense for the six months ended June 30, 2010 and 2009 was $15.3 million and $15.9 million, respectively. Intangible asset amortization expense for the three months ended June 30, 2010 and 2009 was $7.7 million and $8.0 million, respectively.

Gross intangible assets as of June 30, 2010 included $1.7 million for a customer relationship intangible asset acquired from U.S. Energy Partners, $5.0 million for a customer relationship intangible asset acquired from Quagga, and $1.4 million for the acquired Quagga tradename. These amounts are based on the Company’s preliminary allocations of purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable closing dates.

The Company estimates that future aggregate amortization expense related to intangible assets as of June 30, 2010 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2010 (remaining six months)	$15,932
2011	28,355
2012	24,170
2013	18,040
2014	13,865
Thereafter	25,409

Total	$125,771

4.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

	(in thousands)
8 7/8 % Senior Secured Notes due 2017	$650,000	$350,000
Unamortized discount on 8 7/8% Senior Secured Notes due 2017, net	(9,084)	(11,320)
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	—	270,232
Unamortized discount on senior secured credit facilities	—	(1,470)
Capital lease obligations	33,803	18,615
Other	307	—

Total debt	975,026	926,057
Less: current portion	(11,342)	(4,786)

Long-term debt	$963,684	$921,271

Senior Secured Notes

On January 12, 2010, PAETEC Holding issued and sold $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 (the “Notes”) pursuant to the indenture, dated as of June 29, 2009 as supplemented from time to time (the “Indenture”), by and among PAETEC Holding, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee. Immediately following the issuance and sale of the Notes, PAETEC Holding had $650.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 outstanding under the Indenture.

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

On July 26, 2010, in accordance with registration rights granted to the purchasers of the Notes, the Company completed an exchange offer of the Notes for notes with substantially identical terms registered under the Securities Act.

Senior Credit Facilities

Immediately following the sale of the Notes in January 2010 and the Company’s application of the offering proceeds to the foregoing uses, the Company’s senior secured credit facilities consisted of the following:

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

No amounts were outstanding under either credit facility as of June 30, 2010.

Financial Covenant

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement for its senior credit facilities, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00: 1.00. The Company was in compliance with this financial covenant as of June 30, 2010.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, other than debt, does not materially differ from the estimated fair values as of June 30, 2010. As of June 30, 2010, the $300.0 million principal amount of the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $291.8 million, and the $650.0 million principal amount of the Company’s 8 7/8% senior secured notes due 2017 had an estimated fair market value of approximately $650.0 million. The estimated market values as of June 30, 2010 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on volume traded by any given security firm and other factors.

5.	INCOME TAXES

The Company completed a reorganization involving some of PAETEC Holding’s direct and indirect wholly-owned subsidiaries during the six months ended June 30, 2010. The benefit for income taxes for the six months ended June 30, 2010 reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available.

ASC 740, Income Taxes, requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of June 30, 2010 was $0.4 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of June 30, 2010, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2005.

6.	STOCKHOLDERS’ EQUITY

During the three and six months ended June 30, 2010, PAETEC Holding repurchased, at fair market value and on the open market, a total of 1,146,675 shares of its common stock at a total cost of approximately $4.5 million. In connection with the repurchase, PAETEC Holding paid commissions totaling less than $0.1 million. The repurchased shares were retired and resumed the status of authorized and unissued shares.

7.	SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

As of June 30, 2010, purchase rights for 1,687,332 shares had been granted under PAETEC Holding’s Employee Stock Purchase Plan (“ESPP”) and 2,412,668 shares of common stock remained available for issuance.

During the three month purchase periods ended March 31, 2010 and June 30, 2010, PAETEC Holding issued 143,297 and 160,837 shares, respectively, at respective purchase prices of approximately $4.21 and of $3.07 per share, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on March 31, 2010 and June 30, 2010, respectively. Compensation expense attributable to the ESPP for the three and six months ended June 30, 2010 totaled approximately $0.1 million.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2010	11,623,516	$4.42
Granted	774,815	$4.18
Exercised	(607,379)	$2.19
Canceled	(770,641)	$6.31
Forfeited	(70,527)	$5.04

Outstanding at June 30, 2010	10,949,784	$4.39	5.3	$6,326

Exercisable at June 30, 2010	8,741,819	$4.31	4.5	$5,249

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was approximately $1.5 million.

For options granted during the six months ended June 30, 2010 and 2009, the weighted average fair value of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, was $2.86 and $0.93 respectively, using the following assumptions:

	Six Months Ended June 30,

	2010	2009

Expected option life (in years)	6.2	6.0
Risk free interest rate	2.2% – 3.0%	2.0% – 2.9%
Expected volatility	75.4% – 75.8%	73.8% – 75.8%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $1.4 million for the six months ended June 30, 2010 and approximately $2.7 million for the six months ended June 30, 2009. Total compensation expense related to stock options granted was approximately $0.7 million for the three months ended June 30, 2010 and approximately $0.8 million for the three months ended June 30, 2009. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes stock option information as of June 30, 2010:

	Options Outstanding		Options Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $2.10	2,767,570	$1.67	2,274,579	$1.75
$2.11 - $3.15	1,368,180	$2.33	1,310,515	$2.31
$3.16 - $7.35	4,732,147	$4.26	3,586,879	$4.31
$7.36 - $13.46	2,081,887	$9.65	1,569,846	$9.71

	10,949,784	$4.39	8,741,819	$4.31

As of June 30, 2010, there was approximately $4.8 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted average period of approximately 1.7 years.

Stock Unit Activity

The following table summarizes stock unit activity for the six months ended June 30, 2010:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	4,567,066	$5.64
Granted	1,360,515	$3.57
Vested	(761,345)	$3.23
Forfeited	(104,326)	$6.11

Outstanding at June 30, 2010	5,061,910	$5.18

The weighted average grant date fair values of stock units granted during the six months ended June 30, 2010 and 2009, as determined by reference to the closing sale prices of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $3.57 and $1.14 respectively.

The aggregate intrinsic value of stock units that vested during the six months ended June 30, 2010 was approximately $3.2 million.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the six months ended June 30, 2010, the Company withheld shares of PAETEC Holding common stock totaling 272,235 shares.

Total compensation expense related to stock units granted was approximately $3.4 million for the six months ended June 30, 2010 and approximately $7.8 million for the six months ended June 30, 2009. Total compensation expense related to stock units granted was approximately $1.7 million for the three months ended June 30, 2010 and approximately $4.9 million for the three months ended June 30, 2009. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2010, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $15.0 million. The Company expects to recognize the expense over a weighted-average period of approximately 1.5 years.

Warrant Activity

The following table summarizes warrant activity for the six months ended June 30, 2010:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2010	2,562,771	$2.41
Granted	—
Exercised	(24,344)	2.00
Canceled	—
Forfeited	(6,492)	3.86

Outstanding at June 30, 2010	2,531,935	$2.41	4.0	$2,717

Exercisable at June 30, 2010	2,011,935	$2.29	2.7	$2,446

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on June 30, 2010 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on June 30, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of warrants exercised during the six months ended June 30, 2010 totaled less than $0.1 million.

For the three and six months ended June 30, 2010, stock-based compensation expense related to warrants totaled approximately $0.1 million. For the three and six months ended June 30, 2009, stock-based compensation expense related to warrants totaled less than $0.1 million.

The following table summarizes information relating to outstanding warrants as of June 30, 2010:

	Warrants Outstanding		Warrants Exercisable

Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
$0.00 - $2.78	1,689,307	$1.99	1,689,307	$1.99
$2.79 - $4.00	695,753	$2.97	175,753	$3.19
$4.01 - $5.00	146,875	$4.70	146,875	$4.70

	2,531,935	$2.41	2,011,935	$2.29

8.	LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three and six months ended June 30, 2010 and 2009, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2010	2009	2010	2009

Net loss	$(7,528)	$(16,485)	$(17,066)	$(19,793)

Weighted average common shares outstanding – basic and diluted	146,079,877	141,614,010	145,782,588	141,234,411

Net Loss per common share – basic and diluted	$(0.05)	$(0.12)	$(0.12)	$(0.14)

For the three and six months ended June 30, 2010 and 2009, the Company had outstanding options, warrants and restricted stock units for 18,543,629 and 19,824,842 shares, respectively, which were exercisable for or represented common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2010, the Company had entered into agreements with vendors to purchase approximately $29.6 million of equipment and services, of which the Company expects $25.2 million to be delivered and payable in the year ending December 31, 2010, $2.6 million in the year ending December 31, 2011, $1.6 million in the year ending December 31, 2012, and $0.2 million in the year ending December 31, 2013.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of June 30, 2010, the Company’s minimum commitments under these agreements totaled $203.0 million, of which $59.4 million expire in the year ending December 31, 2010, $118.7 million expire in the year ending December 31, 2011, $11.5 million expire in the year ending December 31, 2012, $11.5 million expire in the year ending December 31, 2013, and the remaining $1.9 million expire in the year ending December 31, 2014. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Letters of Credit

The Company is party to letters of credit totaling $6.9 million as of June 30, 2010. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

In October 2008, PaeTec Communications, Inc. filed a claim in the Supreme Court for the State of New York, County of Monroe, against Lucent Technologies, Inc., Alcatel USA Marketing, Inc. and Alcatel-Lucent (collectively “Alcatel-Lucent”) for reimbursement of costs and fees in connection with a patent infringement case brought against the Company by Sprint Communications Company L.P. (“Sprint”) and settled in May 2009. The Company’s claim against Alcatel-Lucent alleges that because the Sprint claims arose from the use by the Company of Alcatel-Lucent equipment, Alcatel-Lucent has an obligation to defend and indemnify the Company pursuant to the contract terms under which it sold the equipment to the Company. Alcatel-Lucent has denied the claim and counter-claimed against the Company for allegedly unpaid switch software licensing charges, and associated late fees. The Company believes that it has meritorious defenses against these counter-claims. At this time, the Company is unable to estimate a potential loss or range of loss, if any.

10.	FAIR VALUE MEASUREMENTS

The provisions of ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring the fair value of financial assets and financial liabilities by establishing a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1 —defined as observable inputs such as quoted prices in active markets;

Level 2 —inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 —unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	Fair Value Measurements as of June 30, 2010 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$32,799	—	—
Short term investments	$1,972
Other assets, net	$2,669	—	—

	Fair Value Measurements as of December 31, 2009 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	—	$131,408	—
Liabilities
Interest rate swaps	—	$7,544	—

At June 30, 2010, the fair value of cash and cash equivalents presented in the table above were primarily composed of the Company’s investments in publicly traded money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments. The fair value of the Company’s short term investments are comprised of publicly traded commercial paper instruments and the other assets, net consists of restricted investments in publicly traded money market instruments.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

12.	SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2010, and events which occurred subsequent to June 30, 2010 but were not recognized in the financial statements. No subsequent events which required recognition or disclosure were identified, except as discussed below.

Registered Exchange Offer for Notes

On July 26, 2010, in accordance with registration rights granted to the purchasers of the Notes, the Company completed an exchange offer of the Notes for notes with substantially identical terms registered under the Securities Act.

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

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that encompasses data services, including broadband Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of June 30, 2010, PAETEC Holding had in service 240,844 digital T1 transmission lines, which represented the equivalent of 5,780,256 access lines, for approximately 42,000 business customers in a service area encompassing 84 of the top 100 metropolitan statistical areas. As of the same date, PAETEC also had in service an incremental 250,413 access lines, of which 84,153 access lines related to the company’s non-core “plain old telephone service,” or “POTS,” operations.

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

Carrier Services. PAETEC generates revenue from wholesale sales of communications services to other communications businesses, which the company refers to as its “carrier services.” PAETEC’s carrier services revenue consists primarily of monthly recurring fees and usage-based fees. Usage-based fees for PAETEC’s carrier services include interstate and intrastate access fees the company receives from other communications providers when it originates or terminates long distance calls for those other providers to or from PAETEC’s carrier services customers, and the reciprocal compensation fees PAETEC receives from some other local carriers when it terminates to its carrier services customers local calls made by customers of other local carriers.

PAETEC’s core carrier services are those that generate revenue from other communications providers, which excludes access fee and reciprocal compensation fee revenue related to carrier services and revenue from the company’s non-core POTS operations.

Integrated Solutions. PAETEC derives revenue from sales to retail end-user customers of telecommunications equipment and software and related services and energy supply services, which collectively the company refers to as its “integrated solutions.”

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

The energy revenue consists primarily of usage-based fees its customers pay for unregulated electricity. Revenues are subject to variability based upon market based factors.

Cost of Sales. PAETEC provides its network services and carrier services by using electronic network components that it owns and telephone and data transmission lines that it leases from other telecommunications carriers. PAETEC’s cost of sales for these services consists primarily of leased transport charges and usage costs for local and long distance calls. PAETEC’s leased transport charges are the payments it makes to lease the telephone and data transmission lines, which the company uses to connect its customers to its network and to connect its network to the networks of other carriers. Usage costs for local and long distance are the costs that PAETEC incurs for calls made by its customers. Cost of sales for PAETEC’s integrated solutions includes the costs it incurs in designing systems and purchasing and installing equipment and the costs incurred in procuring electricity from the market operators on a wholesale basis.

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

Debt Extinguishment and Related Costs. PAETEC’s debt extinguishment and related costs include expenses related to the repayment of outstanding term loans under PAETEC’s senior secured credit facilities and costs incurred related to PAETEC’s former interest rate swap agreement.

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

Results of Operations

The following table presents selected operating data for the three and six months ended June 30, 2010 and 2009. In the following comparisons of PAETEC’s operating results, we refer to the three months ended June 30, 2010 as our “2010 quarter” and we refer to the three months ended June 30, 2009 as our “2009 quarter.” We refer to the six months ended June 30, 2010 as our “2010 six-month period” and the six months ended June 30, 2009 as our “2009 six-month period.” PAETEC’s operating results for the three and six months ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009

	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

Revenue:
Network services revenue	$310,242	78%	$312,946	79%	$620,716	79%	$630,022	79%
Carrier services revenue	63,088	16%	66,781	17%	126,131	16%	135,530	17%
Integrated solutions revenue	22,770	6%	15,434	4%	39,304	5%	28,859	4%

Total revenue	396,100	100%	395,161	100%	786,151	100%	794,411	100%
Cost of sales (1)	196,784	50%	196,859	50%	389,533	50%	395,842	50%
Selling, general and administrative expenses (2)	136,803	35%	140,559	36%	271,063	34%	281,577	35%
Sales and use tax settlement	—	*	—	*	—	*	(1,200)	*
Depreciation and amortization	47,439	12%	46,159	12%	94,612	12%	92,372	12%

Income from operations	15,074	4%	11,584	3%	30,943	4%	25,820	3%
Debt extinguishment and related costs	—	*	10,348	3%	4,423	1%	10,348	1%
Other income, net	(150)	*	(337)	*	(262)	*	(772)	*
Interest expense	22,600	6%	17,300	4%	44,637	6%	34,524	4%

Loss before income taxes	(7,376)	(2)%	(15,727)	(4)%	(17,855)	(2)%	(18,280)	(2)%
Provision for (benefit from) income taxes	152	*	758	*	(789)	*	1,513	*

Net loss	$(7,528)	(2)%	$(16,485)	(4)%	$(17,066)	(2)%	$(19,793)	(2)%

Adjusted EBITDA (3)	$65,109		$63,526		$130,652		$127,448

*	Less than one percent
(1)	Exclusive of operating items shown separately below.
(2)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.

(3)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, debt extinguishment and related costs, sales and use tax settlement, and gain on non-monetary transaction. Adjusted EBITDA is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for our 2009 fiscal year for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net loss	$(7,528)	$(16,485)	$(17,066)	$(19,793)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	47,439	46,159	94,612	92,372
Interest expense, net of interest income	22,453	17,030	44,417	33,871
Provision for (benefit from) income taxes	152	758	(789)	1,513

EBITDA	62,516	47,462	121,174	107,963
Stock-based compensation	2,593	5,799	5,055	10,561
Debt extinguishment and related costs	—	10,348	4,423	10,348
Sales and use tax settlement	—	—	—	(1,200)
Gain on non-monetary transaction	—	(83)	—	(224)

Adjusted EBITDA	$65,109	$63,526	$130,652	$127,448

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Revenue. Total revenue increased $0.9 million, or 0.2%, to $396.1 million for the 2010 quarter from $395.2 million for the 2009 quarter, principally because of the inclusion of revenue from recent acquisitions that more than offset declines in usage-based revenue and non-core POTS revenue. Of total revenue for the 2010 quarter, revenue from network services, carrier services and integrated solutions accounted for 78.3%, 15.9% and 5.8%, respectively, compared to 79.2%, 16.9% and 3.9%, respectively, for the 2009 quarter.

Revenue from network services decreased $2.7 million, or 0.9%, to $310.2 million for the 2010 quarter from $312.9 million for the 2009 quarter. Of total network services revenue for the 2010 quarter, revenue from core network services, access fee and reciprocal compensation revenue related to network services, and non-core POTS revenue related to network services accounted for 91.8%, 5.3% and 2.9%, respectively, compared to 90.9%, 5.4% and 3.7%, respectively, for the 2009 quarter.

Revenue from core network services increased $0.3 million, or 0.1%, to $284.9 million for the 2010 quarter from $284.6 million for the 2009 quarter. For the 2010 quarter, revenue from monthly recurring fees and usage-based fees accounted for 76.8% and 22.4%, respectively, of revenue from core network services, compared to 76.4% and 22.9%, respectively, of such revenue for the 2009 quarter. The increase in core network services revenue primarily resulted from an increase in the number of digital T1 transmission lines in service for the 2010 quarter and increased data revenue generated by increased sales of Dynamic IP and MPLS VPN products, which were substantially offset by a decline in usage-based revenue.

Access fee revenue and reciprocal compensation included in network services revenue decreased $0.2 million, or 1.4%, to $16.6 million for the 2010 quarter from $16.8 million for the 2009 quarter. Of total access fee revenue and reciprocal compensation included in network services for the 2010 quarter, revenue from access fees accounted for 92.2% compared to 89.7% for the 2009 quarter.

Non-core POTS revenue included in network services revenue decreased $2.8 million, or 23.8%, to $8.8 million for the 2010 quarter from $11.6 million for the 2009 quarter. The decrease in non-core POTS revenue primarily resulted from continued customer attrition as the weighted average number of POTS access lines in-service declined to 29,080 for the 2010 quarter from 40,687 for the 2009 quarter.

Revenue from carrier services decreased $3.7 million, or 5.5%, to $63.1 million for the 2010 quarter from $66.8 million for the 2009 quarter. Of total carrier services revenue for the 2010 quarter, revenue from core carrier services, access fee and reciprocal compensation revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 71.4%, 23.3% and 5.3%, respectively, compared to 72.2%, 20.7% and 7.1%, respectively, for the 2009 quarter.

Revenue from core carrier services decreased $3.2 million, or 6.6%, to $45.0 million for the 2010 quarter from $48.2 million for the 2009 quarter. The decrease in core carrier services revenue primarily resulted from a decline in usage-based revenue. For the 2010 quarter, revenue from monthly recurring fees and usage-based fees accounted for 58.6% and 27.4%, respectively, of revenue from core carrier services, compared to 55.6% and 30.6%, respectively, of such revenue for the 2009 quarter.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $0.8 million, or 6.1%, to $14.7 million for the 2010 quarter from $13.9 million for the 2009 quarter. Of total access fee revenue and reciprocal compensation included in carrier services for the 2010 quarter, revenue from access fees accounted for 85.4% compared to 75.6% for the 2009 quarter.

Non-core POTS revenue included in carrier services revenue decreased $1.3 million, or 28.7%, to $3.4 million for the 2010 quarter from $4.7 million for the 2009 quarter. The decrease in non-core POTS revenue primarily resulted from continued customer attrition, as the weighted average number of local wholesale POTS lines in-service declined to 57,669 for the 2010 quarter from 78,191 for the 2009 quarter.

Revenue from integrated solutions services increased $7.3 million, or 47.5%, to $22.8 million for the 2010 quarter from $15.4 million for the 2009 quarter. Of this increase, $6.9 million was attributable to growth in both equipment sales and energy services as a result of PAETEC’s February 28, 2010 acquisition of U.S. Energy Partners and its June 7, 2010 acquisition of Quagga Corporation.

Cost of Sales. Cost of sales decreased to $196.8 million for the 2010 quarter from $196.9 million for the 2009 quarter, in part because of a decline in minutes of use as PAETEC’s product mix continues to evolve away from more usage-sensitive products, which was substantially offset by the costs incurred to procure electricity from market operators on a wholesale basis.

Leased transport charges decreased to $152.1 million, or 77.3% of cost of sales, for the 2010 quarter from $153.1 million, or 77.8% of cost of sales, for the 2009 quarter.

Usage costs for local and long distance calls decreased to $29.4 million, or 15.0% of cost of sales, for the 2010 quarter from $33.3 million, or 16.9% of cost of sales, for the 2009 quarter. The decrease was attributable to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue was 49.7% for the 2010 quarter and 49.8% for the 2009 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $136.8 million for the 2010 quarter from $140.6 million for the 2009 quarter. Salaries, wages and benefits decreased by $2.2 million, primarily due to a decrease in bonus expense. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.5% for the 2010 quarter from 35.6% for the 2009 quarter.

Depreciation and Amortization. Depreciation and amortization expense increased to $47.4 million for the 2010 quarter from $46.2 million for the 2009 quarter. The increase was primarily attributable to PAETEC’s network deployment and maintenance activities.

Debt Extinguishment and Related Costs. In connection with the June 2009 issuance of its 8 7/8% senior secured notes due 2017, PAETEC recognized $10.3 million of debt extinguishment and related costs during the 2009 quarter, which reflected the elimination of $5.8 million of debt issuance costs and unamortized debt discount related to the repayment of approximately $330.5 million of outstanding term loans under the company’s existing senior secured credit facilities and $4.5 million of costs incurred related to the reduction of the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million.

Interest Expense. PAETEC’s average outstanding debt balances increased to $975.2 million for the 2010 quarter from $930.7 million for the 2009 quarter, as a result of the January 2010 issuance of $300 million aggregate principal amount of its 8 7/8% senior secured notes due 2017 and the repayment of the outstanding principal amount under its senior secured credit facilities. Interest expense increased to $22.6 million for the 2010 quarter from $17.3 million for the 2009 quarter due primarily to an increase in the average annual borrowing rate. The weighted average annual borrowing rate for the 2010 quarter was 9.1%, compared to 7.3% for the 2009 quarter.

Income Taxes. PAETEC completed a reorganization involving some of PAETEC Holding Corp.’s direct and indirect wholly-owned subsidiaries during the period ended March 31, 2010. The provision for income taxes for the 2010 quarter reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the 2010 quarter was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Revenue. Total revenue decreased $8.3 million, or 1.0%, to $786.2 million for the 2010 six-month period from $794.4 million for the 2009 six-month period, primarily due to declines in usage-based revenue and non-core POTS revenue, which were partially offset by the inclusion of revenue from recent acquisitions. Of total revenue for the 2010 six-month period, revenue from network services, carrier services and integrated solutions accounted for 79.0%, 16.0% and 5.0%, respectively, compared to 79.3%, 17.1% and 3.6%, respectively, for the 2009 six-month period.

Revenue from network services decreased $9.3 million, or 1.5%, to $620.7 million for the 2010 six-month period from $630.0 million for the 2009 six-month period. Of total network services revenue for the 2010 six-month period, revenue from core network services, access fee and reciprocal compensation fee revenue related to network services, and non-core POTS revenue related to network services accounted for 91.5%, 5.5% and 3.0%, respectively, compared to 90.6%, 5.5% and 3.9%, respectively, for the 2009 six-month period.

Revenue from core network services decreased $2.8 million, or 0.5%, to $568.0 million for the 2010 six-month period from $570.8 million for the 2009 six-month period. For the 2010 six-month period, revenue from monthly recurring fees and usage-based fees accounted for 77.2% and 22.1%, respectively, of revenue from core network services, compared to 76.2% and 23.2%, respectively, of such revenue for the 2009 six-month period. The decrease in core network services revenue primarily resulted from a decline in usage-based revenue, which was partially offset by an increase in data revenue generated by increased sales of Dynamic IP and MPLS VPN products.

Access fee revenue and reciprocal compensation included in network services revenue decreased $0.3 million, or 0.8%, to $34.3 million for the 2010 six-month period from $34.6 million for the 2009 six-month period. Of total access fee revenue and reciprocal compensation included in network services for the 2010 six-month period, revenue from access fees accounted for 92.0% compared to 89.5% for the 2009 six-month period.

Non-core POTS revenue included in network services revenue decreased $6.2 million, or 25.3%, to $18.4 million for the 2010 six-month period from $24.6 million for the 2009 six-month period. The decrease in non-core POTS revenue primarily resulted from continued customer attrition, as the weighted average number of POTS access lines in-service declined to 30,248 for the 2010 six-month period from 42,608 for the 2009 six-month period.

Revenue from carrier services decreased $9.4 million, or 6.9%, to $126.1 million for the 2010 six-month period from $135.5 million for the 2009 six-month period. Of total carrier services revenue for the 2010 six-month period, revenue from core carrier services, access fee and reciprocal compensation fee revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 71.1%, 23.4% and 5.5%, respectively, compared to 71.9%, 21.1% and 7.0%, respectively, for the 2009 six-month period.

Revenue from core carrier services decreased $7.7 million, or 7.9%, to $89.7 million for the 2010 six-month period from $97.4 million for the 2009 six-month period. The decrease in core carrier services revenue primarily resulted from a decline in usage-based revenue. For the 2010 six-month period, revenue from monthly recurring fees and usage-based fees accounted for 59.3% and 27.2%, respectively, of revenue from core carrier services, compared to 53.4% and 34.0%, respectively, of such revenue for the 2009 six-month period.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $0.8 million, or 2.9%, to $29.4 million for the 2010 six-month period from $28.6 million for the 2009 six-month period. Of total access fee revenue and reciprocal compensation included in carrier services for the 2010 six-month period, revenue from access fees accounted for 84.2% compared to 76.0% for the 2009 six-month period.

Non-core POTS revenue included in carrier services revenue decreased $2.5 million, or 26.5%, to $7.0 million for the 2010 six-month period from $9.5 million for the 2009 six-month period. The decrease in non-core POTS revenue primarily resulted from continued customer attrition, as the weighted average number of local wholesale POTS lines in-service declined to 59,777 for the 2010 six-month period from 79,539 for the 2009 six-month period.

Revenue from integrated solutions services increased $10.4 million, or 36.2%, to $39.3 million for the 2010 six-month period from $28.9 million for the 2009 six-month period. Of this increase, $8.5 million was attributable to growth in both equipment sales and energy services as a result of recent business acquisitions.

Cost of Sales. Cost of sales decreased to $389.5 million for the 2010 six-month period from $395.8 million for the 2009 six-month period, in part because of a decline in minutes of use as PAETEC’s product mix continues to evolve away from more usage-sensitive products, which was substantially offset by the costs incurred to procure electricity from market operators on a wholesale basis.

Leased transport charges increased to $305.1 million, or 78.3% of cost of sales, for the 2010 six-month period from $304.9 million, or 77.0% of cost of sales, for the 2009 six-month period.

Usage costs for local and long distance calls decreased to $58.8 million, or 15.1% of cost of sales, for the 2010 six-month period from $71.6 million, or 18.1% of cost of sales, for the 2009 six-month period. The decrease was attributable to a decline in the average usage rates PAETEC is charged by network providers, as well as to a decline in minutes of use.

Cost of sales as a percentage of total revenue decreased slightly from 49.8% for the 2009 six-month period to 49.5% for the 2010 six-month period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $271.1 million for the 2010 six-month period from $281.6 million for the 2009 six-month period. Salaries, wages and benefits decreased by $6.1 million, primarily due to a decrease in bonus expense. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.5% for the 2010 six-month period from 35.4% for the 2009 six-month period.

Depreciation and Amortization. Depreciation and amortization expense increased to $94.6 million for the 2010 six-month period from $92.4 million for the 2009 six-month period. The increase was primarily attributable to PAETEC’s network deployment and maintenance activities.

Debt Extinguishment and Related Costs. During the 2010 six-month period, PAETEC recognized a total of $4.4 million of debt extinguishment and related costs, which represented the elimination of $3.6 million of debt issuance costs and unamortized debt discount associated with the repayment of $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities with the proceeds from the January 2010 issuance of its 8 7/8% senior secured notes due 2017 and $0.8 million of costs related to the termination of its interest rate swap agreement.

Interest Expense. PAETEC’s average outstanding debt balances increased to $975.8 million for the 2010 six-month period from $933.8 million for the 2009 six-month period, as a result of the January 2010 issuance of $300 million aggregate principal amount of its 8 7/8% senior secured notes due 2017 and the repayment of the outstanding principal amount under its senior secured credit facilities. Interest expense increased to $44.6 million for the 2010 six-month period from $34.5 million for the 2009 six-month period due primarily to an increase in the average annual borrowing rate. The weighted average annual borrowing rate for the 2010 six-month period was 8.9%, compared to 7.2% for the 2009 six-month period.

Income Taxes. PAETEC completed a reorganization involving some of PAETEC Holding Corp.’s direct and indirect wholly-owned subsidiaries during the 2010 six-month period. The benefit from income taxes for the 2010 six-month period reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the 2010 six-month period was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, issuances of debt securities and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the six months ended June 30, 2010 and 2009, respectively, were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$44,749	$49,330
Net cash used in investing activities	$(88,031)	$(56,684)
Net cash provided by (used in) financing activities	$14,063	$(17,471)

The $4.6 million decrease in cash flows from operating activities for the 2010 six-month period compared to the 2009 six-month period was primarily attributable to a $4.9 million decrease in net income adjusted for non-cash items.

PAETEC’s investing activities during the 2010 six-month period and the 2009 six-month period consisted primarily of activities related to the purchase of property and equipment. Investing activities during the 2010 six-month period also included investment in the acquisitions of U.S. Energy Partners LLC and Quagga Corporation.

Net cash provided by financing activities of $14.1 million for the 2010 six-month period was primarily related to the issuance and sale of $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017, partially offset by the payment of debt issuance costs incurred in connection with such sale. PAETEC applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities. Net cash used in financing activities of $17.5 million for the 2009 six-month period was primarily related to the repayment of $330.5 million principal amount of borrowings under PAETEC’s senior secured credit facilities with the proceeds of its sale of $350 million principal amount of its 8 7/8% senior secured notes due 2017, the payment of debt issuance costs incurred in connection with such sale, and payments of tax withholding amounts on stock units that vested during the period in lieu of issuing shares of common stock of equal value.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

There were no material changes in PAETEC’s contractual obligations as set forth in PAETEC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Indebtedness. At June 30, 2010, PAETEC had approximately $975.0 million of total indebtedness, net of an unamortized discount of $9.1 million. The overall weighted average annual interest rate, including the debt discount and debt premium but excluding deferred financing costs, was 8.9%. Of this total indebtedness, an aggregate principal amount of $300.0 million was outstanding under the company’s 9.5% senior notes due 2015 and an aggregate principal amount of $650.0 million was outstanding under the company’s 8 7/8% senior secured notes due 2017.

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

No amounts were outstanding under either credit facility as of June 30, 2010.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement for its senior credit facilities, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00. PAETEC was in compliance with this financial covenant as of June 30, 2010.

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

For the three and six months ended June 30, 2010, PAETEC Holding repurchased, at fair market value and on the open market, a total of 1,146,675 shares of its common stock at a total cost of approximately $4.5 million. In connection with the repurchase, PAETEC Holding paid commissions totaling less than $0.1 million. As of June 30, 2010, after taking into account repurchases made under the plan through such date and restrictions under its debt agreements, PAETEC Holding retained the ability to repurchase $11.7 million of common stock through December 31, 2010.

Capital and Cash Requirements. PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $60.9 million in the 2010 six-month period. PAETEC expects to fund all of its 2010 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of June 30, 2010, PAETEC had entered into agreements with vendors to purchase approximately $29.6 million of equipment and services, of which PAETEC expects $25.2 million to be delivered and payable in the year ending December 31, 2010, $2.6 million in the year ending December 31, 2011, $1.6 million in the year ending December 31, 2012, and $0.2 million in the year ending December 31, 2013.

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

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and, from time to time, the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on variable-rate debt. PAETEC repaid all of its variable-rate debt outstanding under its senior secured credit facilities in January 2010 with the proceeds of the offering of $300.0 million principal amount of PAETEC’s 8 7/8% senior secured notes due 2017, as described in Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2010. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.         Legal Proceedings

PAETEC is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Legal Proceedings” in Part I and under the caption “Litigation” in Note 11 to the consolidated financial statements included in that report. For updated information about some of these proceedings, see “Legal Proceedings” appearing under Item 1 of Part II of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and Note 9 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. Such information contained in this report, which appears in Note 9 under the caption “Litigation,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.       Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K and in our subsequently filed SEC reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item. 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of common stock during the quarter ended June 30, 2010.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
April 1, 2010 – April 30, 2010	—	$—	—	$21,095
May 1, 2010 – May 31, 2010	600,100	$4.13	600,100	$18,615
June 1, 2010 – June 30, 2010	546,575	$3.70	546,575	$16,593

Quarter ended June 30, 2010	1,146,675	$3.93	1,146,675	$16,593

(1)	Represents shares of common stock purchased by PAETEC in open-market transactions pursuant to the repurchase program announced on September 9, 2009, which provides for the repurchase from time to time of up to $25.0 million of PAETEC’s common stock, at the company’s discretion, and subject to conditions, through December 2010.
(2)	The dollar values listed in this column include commissions paid to brokers to execute the transactions.
(3)	At June 30, 2010, under the repurchase program and its debt agreements, PAETEC had the ability to repurchase $11.7 million of common stock through December 31, 2010.

Item 6.         Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
4.1	Fourth Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

4.2	Third Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.2.4 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

10.1	Fourth Amendment to the Credit Agreement, dated as of April 15, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp.

(Registrant)

Dated: August 6, 2010	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
4.1	Fourth Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to senior debt securities. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

4.2	Third Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to senior secured debt securities. Filed as Exhibit 4.2.4 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

10.1	Fourth Amendment to the Credit Agreement, dated as of April 15, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.