Form 10-Q
period 2010-09-30
PAETEC Holding Corp.
filed 2010-11-05
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding on November 1, 2010 was 144,684,473.

PART I

FINANCIAL INFORMATION

Item 1.         Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$124,582	$152,888
Short term investments	698	—
Accounts receivable, net of allowance for doubtful accounts of $11,512 and $11,892 respectively	221,643	201,308
Deferred income taxes	8,365	8,365
Prepaid expenses and other current assets	31,974	22,380

Total current assets	387,262	384,941
Property and equipment, net	627,952	619,048
Goodwill	323,181	300,597
Intangible assets, net	120,499	134,647
Other assets, net	29,612	18,347

Total assets	$1,488,506	$1,457,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,558	$63,528
Accrued expenses	41,451	34,885
Accrued payroll and related liabilities	14,981	34,512
Accrued taxes	32,901	37,203
Accrued commissions	20,033	18,180
Accrued capital expenditures	8,513	8,625
Accrued interest	20,463	13,376
Deferred revenue	69,493	62,215
Current portion of long-term debt and capital lease obligations	16,986	4,786

Total current liabilities	293,379	277,310
Long-term debt and capital lease obligations	967,878	921,271
Other long-term liabilities	61,418	59,939

Total liabilities	1,322,675	1,258,520

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at September 30, 2010 and December 31, 2009, 144,894,708 shares issued and outstanding at September 30, 2010; 145,284,100 shares issued and outstanding at December 31, 2009	1,449	1,453
Additional paid-in capital	769,965	771,369
Accumulated deficit	(605,583)	(573,762)

Total stockholders’ equity	165,831	199,060

Total liabilities and stockholders’ equity	$1,488,506	$1,457,580

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Nine Months Ended September 30, 2010 and 2009

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenue:
Network services revenue	$305,799	$315,859	$926,515	$945,881
Carrier services revenue	65,111	63,536	191,242	199,066
Integrated solutions revenue	37,524	16,257	76,828	45,116

Total revenue	408,434	395,652	1,194,585	1,190,063
Cost of sales (exclusive of operating items shown separately below)	206,339	194,532	595,872	590,374
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	142,542	140,894	413,605	422,471
Acquisition, integration and separation costs	3,724	—	3,724	—
Sales and use tax settlement	—	—	—	(1,200)
Depreciation and amortization	47,261	46,374	141,873	138,746

Income from operations	8,568	13,852	39,511	39,672
Debt extinguishment and related costs	—	—	4,423	10,348
Other income, net	(98)	(156)	(360)	(928)
Interest expense	23,021	19,776	67,658	54,300

Loss before income taxes	(14,355)	(5,768)	(32,210)	(24,048)
Provision for (benefit from) income taxes	400	757	(389)	2,270

Net loss	(14,755)	(6,525)	(31,821)	(26,318)
Other comprehensive income:
Change in fair value of hedge instruments, net of income taxes	—	(584)	—	6,069

Comprehensive loss	$(14,755)	$(7,109)	$(31,821)	$(20,249)

Basic and diluted net loss per common share	$(0.10)	$(0.04)	$(0.22)	$(0.18)

Basic and diluted weighted average common shares outstanding	145,145,204	145,150,055	145,572,170	142,571,703

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,

	2010	2009

OPERATING ACTIVITIES:
Net loss	$(31,821)	$(26,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	141,873	138,746
Amortization of debt issuance costs	2,577	1,610
Amortization of debt discount, net	977	1,043
Bad debt expense	10,090	13,548
Stock-based compensation expense	7,706	14,583
Sales and use tax settlement	—	(1,200)
Gain on non-monetary transaction	—	(242)
(Gain) loss on disposal of property and equipment	(219)	36
Deferred income taxes	(1,342)	—
Debt extinguishment and related costs	3,667	5,817
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(21,492)	(14,956)
Prepaid expenses and other current assets	(7,899)	(12,455)
Other assets	(990)	(274)
Accounts payable	770	(29,324)
Accrued expenses	(6,212)	(10,942)
Accrued payroll and related liabilities	(19,845)	1,148
Accrued taxes	(4,381)	844
Accrued commissions	1,469	1,168
Accrued interest	7,087	768
Deferred revenue	4,358	6,542

Net cash provided by operating activities	86,373	90,142

INVESTING ACTIVITIES:
Purchases of property and equipment	(94,884)	(84,914)
Acquisitions, net of cash received	(24,603)	(322)
Purchase of short term investments	(698)	—
(Increase) decrease in restricted cash	(504)	1,890
Proceeds from disposal of property and equipment	538	209
Software development costs	(930)	(1,081)

Net cash used in investing activities	(121,081)	(84,218)

FINANCING ACTIVITIES:
Repayments of long-term debt	(278,675)	(350,986)
Payment for debt issuance costs	(7,393)	(9,623)
Proceeds from long-term borrowings	301,584	337,921
Repurchase of common stock	(10,310)	(1,545)
Payment for registering securities	—	(80)
Proceeds from exercise of stock options, warrants, and purchase plans	3,296	1,954
Payment of tax withholding on vested stock units	(2,100)	(6,564)

Net cash provided by (used in) financing activities	6,402	(28,923)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,306)	(22,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,888	164,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,582	$141,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$57,786	$51,402

Cash paid for income taxes	$929	$2,032

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :

Accrued business acquisition costs	$8,065	$345

Accrued deferred issuance costs	$5,250	$—

Equipment purchased under capital leases	$33,136	$7,233

Accrued property and equipment expenditures	$12,926	$10,957

Tenant incentive leasehold improvements	$368	$1,448

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

PAETEC Holding Corp. (“PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides integrated communications services, including data and broadband Internet access services, local telephone services and domestic and international long distance services, primarily to business and institutional customers.

The accompanying historical condensed consolidated financial statements and notes reflect the financial results of PAETEC Holding and PAETEC Holding’s wholly–owned subsidiaries. References to the “Company” and “PAETEC” in these Notes to Condensed Consolidated Financial Statements are to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries.

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

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2010 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.	ACQUISITIONS

Definitive Agreement to Acquire Cavalier Telephone Corporation

On September 12, 2010, PAETEC Holding, Cairo Acquisition Corp., an indirect, wholly–owned subsidiary of PAETEC Holding, Cavalier Telephone Corporation (“Cavalier”) and M/C Venture Partners V, L.P., as representative of Cavalier’s stockholders, entered into an agreement and plan of merger (the “merger agreement”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, Cairo Acquisition Corp. will merge with and into Cavalier (the “merger”), with Cavalier surviving the merger as an indirect, wholly–owned subsidiary of PAETEC Holding. Upon the consummation of the merger, PAETEC Holding will pay Cavalier’s securityholders in accordance with the terms of the merger agreement aggregate merger consideration equal to $460 million, in cash, less Cavalier’s net indebtedness which will be retired at the closing of the merger, including amounts outstanding pursuant to Cavalier’s existing credit facility, and subject to certain working capital and other adjustments as provided in the merger agreement. A portion of the merger consideration payable at the closing will be placed in an escrow account to be used to satisfy any post-closing adjustments to the merger consideration relating to working capital and other similar adjustments and the resolution of certain matters among the parties. PAETEC Holding expects to fund the merger consideration and other merger costs and expenses by a combination of debt financing, which may consist of funding available under a financing commitment letter (Note 5), and cash on hand of PAETEC and Cavalier.

The board of directors of each of Cavalier and PAETEC Holding has approved the merger and the merger agreement. Subsequent to the entry of Cavalier and PAETEC Holding into the merger agreement, Cavalier received written consents evidencing the requisite approval and adoption of the merger agreement by Cavalier’s securityholders in accordance with applicable law. Neither the merger agreement nor the merger is subject to the approval of PAETEC Holding’s stockholders.

Completion of the merger is subject to certain customary conditions precedent, including the expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of required federal and state regulatory approvals, each party’s compliance, in all material respects, with its respective obligations under the merger agreement, the absence of an order or law enjoining or prohibiting the completion of the merger, and the representations and warranties of each party being true and correct except, generally, where such failure to be correct would not have a material adverse effect on such party and the receipt by PAETEC Holding of evidence of the satisfaction of Cavalier’s existing indebtedness.

The merger agreement contains customary representations, warranties and covenants by the parties. During the period between the date of the merger agreement and the closing of the merger, the merger agreement provides that, among other things, Cavalier shall conduct its business in the ordinary course and consistent with past practice.

In addition, the merger agreement contains certain termination rights for both PAETEC Holding and Cavalier, including that either party may terminate the merger agreement if the merger has not closed for any reason on or prior to June 30, 2011.

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

The purchase price for the acquisition was approximately $25.5 million in cash, including an estimated $6.2 million of contingent consideration to be paid over the 24 months following the acquisition closing date. The merger was accounted for as an acquisition of Quagga by PAETEC using the acquisition method in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The aggregate transaction value, net of cash acquired, was $25.5 million.

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

The purchase price for the acquisition was approximately $7.3 million in cash, including an estimated $1.9 million of contingent consideration to be paid over the 24 months following the acquisition closing date. The merger was accounted for as an acquisition of U.S. Energy Partners by PAETEC using the acquisition method in accordance with ASC Topic 805. The aggregate transaction value, net of cash acquired, was $6.9 million.

Acquisition Costs

PAETEC has incurred merger-related costs of $3.7 million during the three months ended September 30, 2010. These costs included advisory, legal, accounting, valuation, and other professional fees. In accordance with ASC 805-40, merger-related costs are expensed in the period in which the costs are incurred and the services are received. These amounts are recorded as part of acquisition, integration and separation costs in the accompanying condensed consolidated statements of operations and comprehensive loss.

3	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

	(in thousands)
Communications networks	$880,111	$803,674
Computer hardware and purchased software	154,623	138,281
Equipment	49,535	40,966
Office equipment, furniture and fixtures	79,815	75,751
Construction-in-progress	31,455	11,583
Land and buildings	41,601	41,632

	1,237,140	1,111,887
Accumulated depreciation	(609,188)	(492,839)

Property and equipment, net	$627,952	$619,048

Construction-in-progress as of September 30, 2010 and December 31, 2009 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $118.4 million and $114.6 million for the nine months ended September 30, 2010 and 2009, respectively. Depreciation expense totaled $39.3 million and $38.3 million for the three months ended September 30, 2010 and 2009, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2010 to September 30, 2010 were as follows (in thousands):

Balance as of January 1, 2010	$300,597
Goodwill related to acquisitions	22,584

Balance as of September 30, 2010	$323,181

Goodwill related to acquisitions as of September 30, 2010 included approximately $3.4 million related to the U.S. Energy Partners acquisition, and approximately $19.2 million related to the Quagga acquisition. Goodwill related to the U.S. Energy Partners and Quagga acquisitions are based on the Company’s preliminary allocation of the purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable closing dates.

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period

		(in thousands)
Amortized intangible assets:
Customer-related	$212,353	$(103,534)	$108,819	10 years
Technology-based	1,953	(1,437)	516	5 years
Capitalized software development costs	6,740	(3,083)	3,657	4 years
Technology license	5,164	(1,463)	3,701	5 years
Trade name	1,600	(194)	1,406	9 years

Total	227,810	(109,711)	118,099	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$230,210	$(109,711)	$120,499

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period

		(in thousands)
Amortized intangible assets:
Customer-related	$205,603	$(82,395)	$123,208	10 years
Technology-based	1,953	(1,186)	767	5 years
Capitalized software development costs	5,810	(2,093)	3,717	4 years
Technology license	5,164	(689)	4,475	5 years
Trade name	200	(120)	80	5 years

Total	218,730	(86,483)	132,247	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$221,130	$(86,483)	$134,647

Intangible asset amortization expense for the nine months ended September 30, 2010 and 2009 was $23.2 million and $23.9 million, respectively. Intangible asset amortization expense for the three months ended September 30, 2010 and 2009 was $7.9 million and $8.0 million, respectively.

Gross intangible assets as of September 30, 2010 included $1.7 million for a customer relationship intangible asset acquired from U.S. Energy Partners, $5.0 million for a customer relationship intangible asset acquired from Quagga, and $1.4 million for the acquired Quagga tradename. These amounts are based on the Company’s preliminary allocations of the purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable closing dates. The Company estimates that future aggregate amortization expense related to intangible assets as of September 30, 2010 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2010 (remaining three months)	$7,981
2011	28,428
2012	24,253
2013	18,143
2014	13,885
Thereafter	25,409

Total	$118,099

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

	(in thousands)
8 7/8% Senior Secured Notes due 2017	$650,000	$350,000
Unamortized discount on 8 7/8% Senior Secured Notes due 2017, net	(8,759)	(11,320)
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	—	270,232
Unamortized discount on senior secured credit facilities	—	(1,470)
Capital lease obligations	43,344	18,615
Other	279	—

Total debt	984,864	926,057
Less: current portion	(16,986)	(4,786)

Long-term debt	$967,878	$921,271

Financing Commitment Letter

On September 12, 2010, concurrently and in connection with the execution of the Cavalier merger agreement (Note 2), the Company entered into a financing commitment letter with Banc of America Bridge LLC, Banc of America Securities LLC, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc. (collectively, the “agents”), pursuant to which Banc of America Bridge LLC and Deutsche Bank AG Cayman Islands Branch (together, the “committing parties”) have committed to provide the Company with senior secured bridge loans in an aggregate principal amount of up to $420 million (the “bridge facility”). The commitments of the committing parties will expire on March 12, 2011.

To the extent that the Company does not obtain alternative debt financing for such uses, it will use proceeds of the bridge facility, together with cash on hand, to fund the merger consideration and other merger costs and expenses.

The bridge facility will mature one year following the funding date, unless earlier refinanced with the proceeds of a permanent financing. The facility may be prepaid prior to its maturity date, without premium or penalty, in whole or in part. If the bridge facility has not been refinanced by its maturity date, it will be converted to a senior secured term loan facility with a maturity of seven years from the conversion date.

Loans under the bridge facility will bear interest, payable quarterly, at a fixed annual rate customary for similar types of bridge financings and determined based on the funding date.

PAETEC Holding will be the borrower under the bridge facility, which will be guaranteed by substantially all of PAETEC Holding’s subsidiaries, including Cavalier and Cavalier’s domestic subsidiaries after completion of the merger pursuant to the Cavalier merger agreement. The bridge facility obligations will be secured on a first-priority basis, equally and ratably with the Company’s senior secured credit facilities and outstanding 8 7/8% senior secured notes due 2017, by substantially all of the assets of the Company.

The funding of the bridge facility is subject to the negotiation of mutually acceptable credit documents, which are expected to include customary representations and warranties, affirmative and negative covenants, provisions for security, mandatory prepayments upon the occurrence of specified events, and provisions for events of default. The committing parties’ obligations to provide the bridge facility are subject to the satisfaction of additional conditions, including the consummation of the merger in accordance with the terms of the Cavalier merger agreement, no material adverse effect having occurred with respect to Cavalier, the absence of debt other than certain permitted debt after giving effect to the merger, the accuracy of specified representations and warranties, and other customary conditions.

The Company will pay customary financing fees and expenses to the committing parties and the other agents in connection with the transactions contemplated by the commitment letter.

Senior Secured Notes

On January 12, 2010, PAETEC Holding issued and sold $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 (the “Notes”) pursuant to the indenture, dated as of June 29, 2009 (as supplemented from time to time, the “Indenture”), by and among PAETEC Holding, the subsidiary guarantors named therein and The Bank of New York Mellon, as trustee. Immediately following the issuance and sale of the Notes, PAETEC Holding had $650.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 outstanding under the Indenture.

The Company sold the Notes at an offering price of 100.528% of the principal amount of the Notes, plus accrued interest from December 31, 2009, in an offering not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). The Company applied a portion of the gross proceeds of $301.6 million it received from the sale of the Notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities and to pay $8.3 million of fees incurred in connection with the termination of the remaining $265.0 million notional amount of its swap agreement in effect as of January 12, 2010. The Company paid a total of approximately $9.0 million of offering fees and expenses.

In connection with the Company’s application of the gross proceeds received from the sale of the Notes to repay the outstanding principal amount under its senior secured credit facilities, as described above in this Note 5, the Company recognized $4.4 million of debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive loss. This amount represents the elimination of $3.6 million of debt issuance costs and unamortized debt discount related to the Company’s existing senior secured credit facilities that were paid in full with the proceeds from the Notes and $0.8 million of costs related to the termination of its interest rate swap agreement.

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

No amounts were outstanding under either credit facility as of September 30, 2010.

Financial Covenant

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement for its senior credit facilities, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00. The Company was in compliance with this financial covenant as of September 30, 2010.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, other than debt, does not materially differ from the estimated fair values as of September 30, 2010. As of September 30, 2010, the $650.0 million principal amount of the Company’s 8 7/8% senior secured notes due 2017 had an estimated fair market value of approximately $680.9 million, and the $300.0 million principal amount of the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $305.9 million. The estimated market values as of September 30, 2010 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on volume traded by any given security firm and other factors.

6.	INCOME TAXES

The Company completed a reorganization involving some of PAETEC Holding’s direct and indirect wholly-owned subsidiaries during the nine months ended September 30, 2010. The benefit for income taxes for the nine months ended September 30, 2010 reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available.

ASC 740, Income Taxes, requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of September 30, 2010 was $0.4 million, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2010, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before the year ended December 31, 2005.

7.	STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2010, PAETEC Holding repurchased, at fair market value and on the open market, a total of 1,463,100 shares of its common stock at a total cost of approximately $5.8 million. During the nine months ended September 30, 2010, PAETEC Holding repurchased, at fair market value and on the open market, a total of 2,609,775 shares of its common stock at a total cost of approximately $10.3 million. The repurchased shares were retired and resumed the status of authorized and unissued shares.

8.	SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

As of September 30, 2010, purchase rights for 1,850,867 shares had been granted under PAETEC Holding’s Employee Stock Purchase Plan (“ESPP”) and 2,249,133 shares of common stock remained available for issuance.

During the three month periods ended March 31, 2010, June 30, 2010, and September 30, 2010, PAETEC Holding issued 143,297, 160,837, and 163,535 shares, respectively, at respective purchase prices of approximately $4.21, $3.07, and $3.70 per share, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on March 31, 2010, June 30, 2010, and September 30, 2010, respectively. Compensation expense attributable to the ESPP for the three and nine months ended September 30, 2010 totaled approximately $0.1 million and approximately $0.2 million, respectively.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2010	11,623,516	$4.42
Granted	823,265	$4.17
Exercised	(714,533)	$2.18
Canceled	(882,655)	$6.67
Forfeited	(92,841)	$4.98

Outstanding at September 30, 2010	10,756,752	$4.36	5.1	$10,369

Exercisable at September 30, 2010	8,671,915	$4.29	4.3	$8,719

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $1.7 million.

For options granted during the nine months ended September 30, 2010 and 2009, the weighted average fair value of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, was $2.85 and $0.98, respectively, using the following assumptions:

	Nine months Ended September 30,

	2010	2009

Expected option life (in years)	6.2	6.0
Risk free interest rate	1.7% – 3.0%	2.0% – 2.9%
Expected volatility	75.4% – 75.8%	73.8% – 75.8%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $2.1 million for the nine months ended September 30, 2010 and approximately $3.4 million for the nine months ended September 30, 2009. Total compensation expense related to stock options granted was approximately $0.7 million for the three months ended September 30, 2010 and approximately $0.7 million for the three months ended September 30, 2009. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes stock option information as of September 30, 2010:

	Options Outstanding		Options Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $2.10	2,691,384	$1.67	2,198,510	$1.74
$2.11 - $3.15	1,343,713	$2.33	1,308,851	$2.31
$3.16 - $7.35	4,738,153	$4.25	3,655,115	$4.29
$7.36 - $13.46	1,983,502	$9.65	1,509,439	$9.75

	10,756,752	$4.36	8,671,915	$4.29

As of September 30, 2010, there was approximately $4.2 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted average period of approximately 1.7 years.

Stock Unit Activity

The following table summarizes stock unit activity for the nine months ended September 30, 2010:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2010	4,567,066	$5.64
Granted	1,368,265	$3.55
Vested	(1,566,894)	$2.89
Forfeited	(124,762)	$7.22

Outstanding at September 30, 2010	4,243,675	$5.35

The weighted average grant date fair values of stock units granted during the nine months ended September 30, 2010 and 2009, as determined by reference to the closing sale prices of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $3.55 and $1.17 respectively.

The aggregate intrinsic value of stock units that vested during the nine months ended September 30, 2010 was approximately $6.0 million.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the nine months ended September 30, 2010, the Company withheld shares of PAETEC Holding common stock totaling 549,651 shares.

Total compensation expense related to stock units granted was approximately $5.1 million for the nine months ended September 30, 2010 and approximately $9.5 million for the nine months ended September 30, 2009. Total compensation expense related to stock units granted was approximately $1.7 million for the three months ended September 30, 2010 and approximately $1.8 million for the three months ended September 30, 2009. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2010, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $13.2 million. The Company expects to recognize the expense over a weighted-average period of approximately 1.4 years.

Warrant Activity

The following table summarizes warrant activity for the nine months ended September 30, 2010:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2010	2,562,771	$2.41
Granted	—
Exercised	(24,344)	$2.00
Canceled	—
Forfeited	(6,492)	$3.86

Outstanding at September 30, 2010	2,531,935	$2.41	3.8	$4,386

Exercisable at September 30, 2010	2,051,935	$2.30	2.6	$3,800

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on September 30, 2010 and the

warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on September 30, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of warrants exercised during the nine months ended September 30, 2010 totaled less than $0.1 million.

For the three and nine months ended September 30, 2010, stock-based compensation expense related to warrants totaled approximately $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2009, stock-based compensation expense related to warrants totaled approximately $1.5 million. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes information relating to outstanding warrants as of September 30, 2010:

	Warrants Outstanding		Warrants Exercisable

Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
$0.00 - $2.78	1,689,307	$1.99	1,689,307	$1.99
$2.79 - $4.00	695,753	$2.97	215,753	$3.13
$4.01 - $5.00	146,875	$4.70	146,875	$4.70

	2,531,935	$2.41	2,051,935	$2.30

9.	LOSS PER COMMON SHARE

The computation of basic and diluted loss per common share for the three and nine months ended September 30, 2010 and 2009, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2010	2009	2010	2009

Net loss	$(14,755)	$(6,525)	$(31,821)	$(26,318)

Weighted average common shares outstanding – basic and diluted	145,145,204	145,150,055	145,572,170	142,571,703

Net loss per common share – basic and diluted	$(0.10)	$(0.04)	$(0.22)	$(0.18)

For the three and nine months ended September 30, 2010 and 2009, the Company had outstanding options, warrants and restricted stock units for 17,532,362 and 19,766,040 shares, respectively, which were exercisable for or represented common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2010, the Company had entered into agreements with vendors to purchase approximately $23.0 million of equipment and services, of which the Company expects $18.5 million to be delivered and payable in the year ending December 31, 2010, $2.7 million in the year ending December 31, 2011, $1.6 million in the year ending December 31, 2012, and $0.2 million in the year ending December 31, 2013.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of September 30, 2010, the Company’s minimum commitments under these agreements totaled $173.3 million, of which $29.7 million expire in the year ending December 31, 2010, $118.7 million expire in the year ending December 31, 2011, $11.5 million expire in the year ending December 31, 2012, $11.5 million expire in the year ending December 31, 2013, and the remaining $1.9 million expire in the year ending December 31, 2014. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Letters of Credit

The Company is party to letters of credit totaling $7.0 million as of September 30, 2010. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

11.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of September 30, 2010 and December 31, 2009, respectively (in thousands):

	Fair Value Measurements as of September 30, 2010 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$9,783	—	—
Short term investments	$698	—	—
Other assets, net	$2,859	—	—

	Fair Value Measurements as of December 31, 2009 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	—	$131,408	—
Liabilities
Interest rate swaps	—	$7,544	—

At September 30, 2010, the fair value of cash and cash equivalents presented in the table above were primarily composed of the Company’s investments in publicly traded money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments. The fair value of the Company’s short term investments are comprised of publicly traded commercial paper instruments and the other assets, net consists of restricted investments in publicly traded money market instruments.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two is available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this ASU on its financial statements.

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

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2010, and events which occurred subsequent to September 30, 2010 but were not recognized in the financial statements. No subsequent events which required recognition or disclosure were identified.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. These risks include those related to our proposed acquisition and integration of Cavalier Telephone Corporation, such as: our ability to realize the anticipated benefits of the acquisition; our ability to integrate the operations of Cavalier without greater than expected costs and burdens on management; our receipt of required regulatory approvals without burdensome conditions; and our ability to continue successfully to execute our acquisition strategy. Some of the other risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year and in our subsequently filed SEC reports.

You should read the following management’s discussion and analysis in conjunction with our Annual Report on Form 10-K for our 2009 fiscal year and together with the condensed consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” and “PAETEC” mean PAETEC Holding Corp. and its subsidiaries and “PAETEC Holding” means PAETEC Holding Corp.

Overview

PAETEC is a competitive communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing large, medium-sized and, to a lesser extent, small business end-user customers in metropolitan areas with a package of integrated communications services that encompasses data services, including broadband Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of September 30, 2010, PAETEC Holding had in service 247,325 digital T1 transmission lines, which represented the equivalent of 5,935,800 access lines, for approximately 41,000 business customers in a service area encompassing 84 of the top 100 metropolitan statistical areas. As of the same date, PAETEC also had in service an incremental 238,530 access lines, of which 78,919 access lines related to the company’s non-core “plain old telephone service,” or “POTS,” operations, resulting in a combined 6,174,330 of total access lines in service.

Definitive Agreement to Acquire Cavalier Telephone Corporation

On September 12, 2010, PAETEC Holding entered into a merger agreement to acquire Cavalier Telephone Corporation, or “Cavalier,” in an all-cash transaction. Upon completion of the merger, Cavalier will become an indirect, wholly-owned subsidiary of PAETEC Holding. Upon the consummation of the merger, PAETEC will pay Cavalier’s security holders in accordance with the terms of the merger agreement aggregate merger consideration equal to $460 million, in cash, less Cavalier’s net indebtedness which will be retired at the closing of the merger, including amounts outstanding pursuant to Cavalier’s existing credit facility, and subject to certain working capital and other adjustments as provided in the merger agreement. PAETEC expects to fund the merger consideration and other merger costs and expenses by a combination of debt financing, which may consist of the debt financing described below under “Financing Commitment Letter,” and cash on hand.

Cavalier is a facilities-based competitive communications services provider that delivers traditional circuit-switched telephony services and IP-based communications services to customers in 16 states in the Mid-Atlantic, Southeast and Midwest regions of the United States, as well as in the District of Columbia. As part of its communications solutions, Cavalier provides commercial, consumer and government customers and other communications providers with high-quality voice and data communications services that include local and long-distance telephone services and high-speed and dial-up Internet services. Through its Intellifiber subsidiary, Cavalier maintains one of the most extensive competitive networks in the Eastern United States, with approximately 17,000 route miles of fiber, including over 4,600 metro route miles.

See Note 2 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding the proposed acquisition of Cavalier.

Financing Commitment Letter

On September 12, 2010, concurrently and in connection with the execution of the Cavalier merger agreement, PAETEC Holding entered into a financing commitment letter with certain committing parties to provide PAETEC with senior secured bridge loans in an aggregate principal amount of up to $420 million, which we refer to as the “bridge facility.” To the extent that PAETEC does not obtain alternative debt financing, it will use proceeds of the bridge facility, together with cash on hand, to fund the merger consideration and other merger costs and expenses. The bridge facility commitments will expire on March 12, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Commitment Letter” appearing elsewhere in this report for additional information.

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

PAETEC’s core network services are those that generate revenue from retail enterprise customers to which PAETEC delivers such integrated communications services on primarily Tl or larger access lines, which excludes access fee and reciprocal compensation fee revenue related to network services and revenue from the company’s non-core POTS operations. Non-core POTS operations involve the provision of basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network.

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

A portion of PAETEC’s integrated solutions revenue consists of fees its customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes revenue for equipment sales and system design and installation services upon delivery and acceptance of the underlying installed equipment.

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

Results of Operations

The following table presents selected operating data for the three and nine months ended September 30, 2010 and 2009. In the following comparisons of PAETEC’s operating results, we refer to the three months ended September 30, 2010 as our “2010 quarter” and we refer to the three months ended September 30, 2009 as our “2009 quarter.” We refer to the nine months ended September 30, 2010 as our “2010 nine-month period” and the nine months ended September 30, 2009 as our “2009 nine-month period.” PAETEC’s operating results for the three and nine months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009

	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

Revenue:
Network services revenue	$305,799	75%	$315,859	80%	$926,515	78%	$945,881	79%
Carrier services revenue	65,111	16%	63,536	16%	191,242	16%	199,066	17%
Integrated solutions revenue	37,524	9%	16,257	4%	76,828	6%	45,116	4%

Total revenue	408,434	100%	395,652	100%	1,194,585	100%	1,190,063	100%
Cost of sales (1)	206,339	51%	194,532	49%	595,872	50%	590,374	50%
Selling, general and administrative expenses (2)	142,542	35%	140,894	36%	413,605	35%	422,471	35%
Acquisition, integration and separation costs	3,724	1%	—	*	3,724	*	—	*
Sales and use tax settlement	—	*	—	*	—	*	(1,200)	*
Depreciation and amortization	47,261	12%	46,374	12%	141,873	12%	138,746	12%

Income from operations	8,568	2%	13,852	4%	39,511	3%	39,672	3%
Debt extinguishment and related costs	—	*	—	*	4,423	*	10,348	1%
Other income, net	(98)	*	(156)	*	(360)	*	(928)	*
Interest expense	23,021	6%	19,776	5%	67,658	6%	54,300	5%

Loss before income taxes	(14,355)	(4)%	(5,768)	(1)%	(32,210)	(3)%	(24,048)	(2)%
Provision for (benefit from) income taxes	400	*	757	*	(389)	*	2,270	*

Net loss	$(14,755)	(4)%	$(6,525)	(2)%	$(31,821)	(3)%	$(26,318)	(2)%

Adjusted EBITDA (3)	$62,195		$64,238		$192,847		$191,686

*	Less than one percent
(1)	Exclusive of operating items shown separately below.
(2)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.

(3)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, acquisition, integration and separation costs, debt extinguishment and related costs, sales and use tax settlement, and gain on non-monetary transaction. Adjusted EBITDA is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in our Annual Report on Form 10-K for our 2009 fiscal year for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Net loss	$(14,755)	$(6,525)	$(31,821)	$(26,318)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	47,261	46,374	141,873	138,746
Interest expense, net of interest income	22,914	19,628	67,331	53,499
Provision for (benefit from) income taxes	400	757	(389)	2,270

EBITDA	55,820	60,234	176,994	168,197
Stock-based compensation	2,651	4,022	7,706	14,583
Acquisition, integration and separation costs	3,724	—	3,724	—
Debt extinguishment and related costs	—	—	4,423	10,348
Sales and use tax settlement	—	—	—	(1,200)
Gain on non-monetary transaction	—	(18)	—	(242)

Adjusted EBITDA	$62,195	$64,238	$192,847	$191,686

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenue. Total revenue increased $12.8 million, or 3.2%, to $408.4 million for the 2010 quarter from $395.7 million for the 2009 quarter, principally because revenue attributable to recent acquisitions more than offset declines in usage-based revenue and non-core POTS revenue. Of total revenue for the 2010 quarter, revenue from network services, carrier services and integrated solutions accounted for 74.9%, 15.9% and 9.2%, respectively, compared to 79.8%, 16.1% and 4.1%, respectively, for the 2009 quarter.

Revenue from network services decreased $10.1 million, or 3.2%, to $305.8 million for the 2010 quarter from $315.9 million for the 2009 quarter. Of total network services revenue for the 2010 quarter, revenue from core network services, access fee and reciprocal compensation revenue related to network services, and non-core POTS revenue related to network services accounted for 91.8%, 5.5% and 2.7%, respectively, compared to 90.9%, 5.7% and 3.4%, respectively, for the 2009 quarter.

Revenue from core network services decreased $6.5 million, or 2.3%, to $280.6 million for the 2010 quarter from $287.1 million for the 2009 quarter. For the 2010 quarter, revenue from monthly recurring fees and usage-based fees accounted for 78.0% and 21.9%, respectively, of revenue from core network services, compared to 76.8% and 22.4%, respectively, of such revenue for the 2009 quarter. The decrease in core network services revenue primarily resulted from a decline in usage-based revenue and compression associated with the migration of traditional voice customers to newer VoIP technology, which was partially offset by an increase in the number of digital T1 transmission lines in service for the 2010 quarter and increased data revenue generated by increased sales of Dynamic IP and MPLS VPN products.

Access fee revenue and reciprocal compensation included in network services revenue decreased $1.1 million, or 6.2%, to $17.0 million for the 2010 quarter from $18.1 million for the 2009 quarter. Of total access fee revenue and reciprocal compensation included in network services for the 2010 quarter, revenue from access fees accounted for 91.6% compared to 90.0% for the 2009 quarter.

Non-core POTS revenue included in network services revenue decreased $2.5 million, or 23.3%, to $8.2 million for the 2010 quarter from $10.7 million for the 2009 quarter. The decrease in non-core POTS revenue primarily resulted from continued customer attrition, as the weighted average number of POTS access lines in-service declined to 26,940 for the 2010 quarter from 37,283 for the 2009 quarter.

Revenue from carrier services increased $1.6 million, or 2.5%, to $65.1 million for the 2010 quarter from $63.5 million for the 2009 quarter. Of total carrier services revenue for the 2010 quarter, revenue from core carrier services, access fee and reciprocal compensation revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 69.2%, 25.7% and 5.1%, respectively, compared to 71.3%, 22.0% and 6.7%, respectively, for the 2009 quarter.

Revenue from core carrier services decreased $0.3 million, or 0.6%, to $45.0 million for the 2010 quarter from $45.3 million for the 2009 quarter. The decrease in core carrier services revenue primarily resulted from a decline in usage-based revenue. For the 2010 quarter, revenue from monthly recurring fees and usage-based fees accounted for 60.1% and 27.2%, respectively, of revenue from core carrier services, compared to 58.6% and 28.0%, respectively, of such revenue for the 2009 quarter.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $2.8 million, or 20.0%, to $16.8 million for the 2010 quarter from $14.0 million for the 2009 quarter. Of total access fee revenue and reciprocal compensation included in carrier services for the 2010 quarter, revenue from access fees accounted for 85.6% compared to 76.0% for the 2009 quarter.

Non-core POTS revenue included in carrier services revenue decreased $0.9 million, or 22.0%, to $3.3 million for the 2010 quarter from $4.2 million for the 2009 quarter. The decrease in non-core POTS revenue primarily resulted from continued customer attrition, as the weighted average number of local wholesale POTS lines in-service declined to 54,749 for the 2010 quarter from 71,986 for the 2009 quarter.

Revenue from integrated solutions services increased $21.3 million, or 130.8%, to $37.5 million for the 2010 quarter from $16.3 million for the 2009 quarter. Of this increase, $19.1 million was attributable to growth in both equipment sales and energy services as a result of PAETEC’s February 28, 2010 acquisition of U.S. Energy Partners and its June 7, 2010 acquisition of Quagga Corporation.

Cost of Sales. Cost of sales increased to $206.3 million for the 2010 quarter from $194.5 million for the 2009 quarter, in part because of an approximate $3.0 million increase in special access rates and associated unbundled network element migration costs, increased costs associated with equipment sales from Quagga, and the costs incurred to procure electricity from market operators on a wholesale basis, which was partially offset by a decline in the rates associated with variable usage.

Leased transport charges decreased to $150.9 million, or 73.1% of cost of sales, for the 2010 quarter from $153.5 million, or 78.9% of cost of sales, for the 2009 quarter.

Usage costs for local and long distance calls decreased to $30.3 million, or 14.7% of cost of sales, for the 2010 quarter from $30.7 million, or 15.8% of cost of sales, for the 2009 quarter. The decrease was attributable to a decline in the average usage rates PAETEC is charged by network providers.

Cost of sales as a percentage of total revenue was 50.5% for the 2010 quarter and 49.2% for the 2009 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $142.5 million for the 2010 quarter from $140.9 million for the 2009 quarter primarily due to costs associated with higher staffing levels in PAETEC’s sales force and additional growth in headcount from recent acquisitions. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.9% for the 2010 quarter from 35.6% for the 2009 quarter.

Depreciation and Amortization. Depreciation and amortization expense increased to $47.3 million for the 2010 quarter from $46.4 million for the 2009 quarter. The increase was primarily attributable to PAETEC’s network deployment and maintenance activities.

Interest Expense. PAETEC’s average senior outstanding debt balances increased to $950.0 million for the 2010 quarter from $941.4 million for the 2009 quarter, as a result of the January 2010 issuance of $300.0 million in aggregate principal amount of its 8 7/8% senior secured 2017 and the repayment of $270.2 million in aggregate principal amount of loans outstanding under PAETEC’s senior secured credit facilities with the proceeds of the notes offering. Interest expense increased to $23.0 million for the 2010 quarter from $19.8 million for the 2009 quarter due primarily to an increase in the average annual borrowing rate, which was 9.0% for the 2010 quarter, compared to 8.1% for the 2009 quarter.

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

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Revenue. Total revenue increased $4.5 million, or 0.4%, to $1,194.6 million for the 2010 nine-month period from $1,190.1 million for the 2009 nine-month period, primarily because of revenue attributable to recent acquisitions, which was substantially offset by declines in usage-based revenue and non-core POTS revenue. Of total revenue for the 2010 nine-month period, revenue from network services, carrier services and integrated solutions accounted for 77.6%, 16.0% and 6.4%, respectively, compared to 79.5%, 16.7% and 3.8%, respectively, for the 2009 nine-month period.

Revenue from network services decreased $19.4 million, or 2.0%, to $926.5 million for the 2010 nine-month period from $945.9 million for the 2009 nine-month period. Of total network services revenue for the 2010 nine-month period, revenue from core network services, access fee and reciprocal compensation fee revenue related to network services, and non-core POTS revenue related to network services accounted for 91.6%, 5.5% and 2.9%, respectively, compared to 90.7%, 5.6% and 3.7%, respectively, for the 2009 nine-month period.

Revenue from core network services decreased $9.3 million, or 1.1%, to $848.7 million for the 2010 nine-month period from $857.9 million for the 2009 nine-month period. For the 2010 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 77.5% and 22.0%, respectively, of revenue from core network services, compared to 76.4% and 22.9%, respectively, of such revenue for the 2009 nine-month period. The decrease in core network services revenue primarily resulted from a decline in usage-based revenue and compression associated with the migration of traditional voice customers to newer VoIP technology, which was partially offset by an increase in data revenue generated by increased sales of Dynamic IP and MPLS VPN products.

Access fee revenue and reciprocal compensation included in network services revenue decreased $1.4 million, or 2.6%, to $51.3 million for the 2010 nine-month period from $52.7 million for the 2009 nine-month period. Of total access fee revenue and reciprocal compensation included in network services for the 2010 nine-month period, revenue from access fees accounted for 91.9% compared to 89.7% for the 2009 nine-month period.

Non-core POTS revenue included in network services revenue decreased $8.7 million, or 24.7%, to $26.6 million for the 2010 nine-month period from $35.3 million for the 2009 nine-month period. The decrease in non-core POTS revenue primarily resulted from continued customer attrition, as the weighted average number of POTS access lines in-service declined to 29,152 for the 2010 nine-month period from 40,842 for the 2009 nine-month period.

Revenue from carrier services decreased $7.8 million, or 3.9%, to $191.2 million for the 2010 nine-month period from $199.1 million for the 2009 nine-month period. Of total carrier services revenue for the 2010 nine-month period, revenue from core carrier services, access fee and reciprocal compensation fee revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 70.4%, 24.2% and 5.4%, respectively, compared to 71.7%, 21.4% and 6.9%, respectively, for the 2009 nine-month period.

Revenue from core carrier services decreased $8.0 million, or 5.6%, to $134.7 million for the 2010 nine-month period from $142.7 million for the 2009 nine-month period. The decrease in core carrier services revenue primarily resulted from a decline in usage-based revenue. For the 2010 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 59.5% and 27.2%, respectively, of revenue from core carrier services, compared to 55.1% and 32.1%, respectively, of such revenue for the 2009 nine-month period.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $3.6 million, or 8.5%, to $46.2 million for the 2010 nine-month period from $42.6 million for the 2009 nine-month period. Of total access fee revenue and reciprocal compensation included in carrier services for the 2010 nine-month period, revenue from access fees accounted for 84.7% compared to 76.0% for the 2009 nine-month period.

Non-core POTS revenue included in carrier services revenue decreased $3.5 million, or 25.1%, to $10.3 million for the 2010 nine-month period from $13.8 million for the 2009 nine-month period. The decrease in non-core POTS revenue primarily resulted from continued customer attrition, as the weighted average number of local wholesale POTS lines in-service declined to 58,125 for the 2010 nine-month period from 76,958 for the 2009 nine-month period.

Revenue from integrated solutions services increased $31.7 million, or 70.3%, to $76.8 million for the 2010 nine-month period from $45.1 million for the 2009 nine-month period. Of this increase, $27.6 million was attributable to growth in both equipment sales and energy services as a result of recent business acquisitions.

Cost of Sales. Cost of sales increased to $595.9 million for the 2010 nine-month period from $590.4 million for the 2009 nine-month period, in part because of an increase in special access rates and associated unbundled network element migration costs, increased costs associated with equipment sales from Quagga, and the costs incurred to procure electricity from market operators on a wholesale basis, which was partially offset by a decline in the rates associated with variable usage.

Leased transport charges decreased to $455.8 million, or 76.5% of cost of sales, for the 2010 nine-month period from $458.4 million, or 77.7% of cost of sales, for the 2009 nine-month period.

Usage costs for local and long distance calls decreased to $89.4 million, or 15.0% of cost of sales, for the 2010 nine-month period from $102.3 million, or 17.3% of cost of sales, for the 2009 nine-month period. The decrease was attributable to a decline in the average usage rates PAETEC is charged by network providers.

Cost of sales as a percentage of total revenue increased slightly from 49.6% for the 2009 nine-month period to 49.9% for the 2010 nine-month period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $413.6 million for the 2010 nine-month period from $422.5 million for the 2009 nine-month period primarily due to costs associated with higher staffing levels in PAETEC’s sales force and additional growth in headcount from recent acquisitions. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.6% for the 2010 nine-month period from 35.5% for the 2009 nine-month period.

Depreciation and Amortization. Depreciation and amortization expense increased to $141.9 million for the 2010 nine-month period from $138.7 million for the 2009 nine-month period. The increase was primarily attributable to PAETEC’s network deployment and maintenance activities.

Debt Extinguishment and Related Costs. During the 2010 nine-month period, PAETEC recognized a total of $4.4 million of debt extinguishment and related costs, which represented the elimination of $3.6 million of debt issuance costs and unamortized debt discount associated with the repayment of $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities with the proceeds from the January 2010 issuance of $300 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 and $0.8 million of costs related to the termination of its interest rate swap agreement.

Interest Expense. PAETEC’s average senior outstanding debt balances increased to $948.7 million for the 2010 nine-month period from $931.4 million for the 2009 nine-month period, as a result of the January 2010 issuance of $300 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 and the repayment of the outstanding principal amount under its senior secured credit facilities. Interest expense increased to $67.7 million for the 2010 nine-month period from $54.3 million for the 2009 nine-month period due primarily to an increase in the average annual borrowing rate. The weighted average annual borrowing rate for the 2010 nine-month period was 9.0%, compared to 7.6% for the 2009 nine-month period.

Income Taxes. PAETEC completed a reorganization involving some of PAETEC Holding’s direct and indirect wholly-owned subsidiaries during the 2010 nine-month period. The benefit from income taxes for the 2010 nine-month period reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the 2010 nine-month period was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, issuances of debt securities and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the nine months ended September 30, 2010 and 2009, respectively, were as follows (in thousands):

	Nine months Ended September 30,
	2010	2009
Net cash provided by operating activities	$86,373	$90,142
Net cash used in investing activities	$(121,081)	$(84,218)
Net cash provided by (used in) financing activities	$6,402	$(28,923)

The $3.8 million decrease in cash flows from operating activities for the 2010 nine-month period compared to the 2009 nine-month period was primarily attributable to a $14.1 million decrease in net income adjusted for non-cash items which was offset by a $10.3 million increase in working capital.

PAETEC’s investing activities during the 2010 nine-month period and the 2009 nine-month period consisted primarily of activities related to the purchase of property and equipment. Investing activities during the 2010 nine-month period also included investment in the acquisitions of U.S. Energy Partners LLC and Quagga Corporation.

Net cash provided by financing activities of $6.4 million for the 2010 nine-month period was primarily related to the issuance and sale of $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017, partially offset by the payment of debt issuance costs incurred in connection with such sale. PAETEC applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities. Net cash used in financing activities of $28.9 million for the 2009 nine-month period was primarily related to the repayment of $330.5 million principal amount of borrowings under

PAETEC’s senior secured credit facilities with the proceeds of its sale of $350 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017, the payment of debt issuance costs incurred in connection with such sale, the repayment of $10.0 million in aggregate principal amount of loans outstanding under PAETEC’s revolving credit facility, and payments of tax withholding amounts on stock units that vested during the period in lieu of issuing shares of common stock of equal value.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

There were no material changes in PAETEC’s contractual obligations as set forth in PAETEC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Indebtedness. At September 30, 2010, PAETEC had approximately $984.9 million of total indebtedness, net of an unamortized discount of $8.8 million. The overall weighted average annual interest rate, including the debt discount and debt premium but excluding deferred financing costs, was 9.0%. Of this total indebtedness, an aggregate principal amount of $300.0 million was outstanding under the PAETEC Holding’s 9.5% senior notes due 2015 and an aggregate principal amount of $650.0 million was outstanding under the PAETEC Holding’s 8 7/8% senior secured notes due 2017.

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

No amounts were outstanding under either credit facility as of September 30, 2010.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement for its senior credit facilities, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00. PAETEC was in compliance with this financial covenant as of September 30, 2010.

See Note 5 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding PAETEC’s indebtedness and the commitment letter discussed below.

Financing Commitment Letter. On September 12, 2010, concurrently and in connection with the execution of the Cavalier merger agreement, PAETEC Holding entered into a financing commitment letter with Banc of America Bridge LLC, Banc of America Securities LLC, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc., collectively referred to as the “agents,” pursuant to which Banc of America Bridge LLC and Deutsche Bank AG Cayman Islands Branch, together referred to as the “committing parties,” have committed to provide PAETEC with senior secured bridge loans in an aggregate principal amount of up to $420 million referred to as the “bridge facility.” The commitments of the committing parties will expire on March 12, 2011.

To the extent that PAETEC does not obtain alternative debt financing, it will use proceeds of the bridge facility, together with cash on hand, to fund the merger consideration and other merger costs and expenses.

The bridge facility will mature one year following the funding date, unless earlier refinanced with the proceeds of a permanent financing. The facility may be prepaid prior to its maturity date, without premium or penalty, in whole or in part. If the bridge facility has not been refinanced by its maturity date, it will be converted to a senior secured term loan facility with a maturity of seven years from the conversion date.

Loans under the bridge facility will bear interest, payable quarterly, at a fixed annual rate customary for similar types of bridge financings and determined based on the funding date.

PAETEC Holding will be the borrower under the bridge facility, which will be guaranteed by substantially all of PAETEC Holding’s subsidiaries, including Cavalier and Cavalier’s domestic subsidiaries after completion of the merger pursuant to the Cavalier merger agreement. The bridge facility obligations will be secured on a first-priority basis, equally and ratably with PAETEC’s senior secured credit facilities and outstanding senior secured notes, by substantially all of the assets of PAETEC Holding and its subsidiaries.

The funding of the bridge facility is subject to the negotiation of mutually acceptable credit documents, which are expected to include customary representations and warranties, affirmative and negative covenants, provisions for security, mandatory prepayments upon the occurrence of specified events, and provisions for events of default. The committing parties’ obligations to provide the bridge facility are subject to the satisfaction of additional conditions, including the consummation of the merger in accordance with the terms of the Cavalier merger agreement, no material adverse effect having occurred with respect to Cavalier, the absence of debt other than certain permitted debt after giving effect to the merger, the accuracy of specified representations and warranties, and other customary conditions.

PAETEC will pay customary financing fees and expenses to the committing parties and the other agents in connection with the transactions contemplated by the commitment letter.

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

During the three months ended September 30, 2010, PAETEC Holding repurchased, at fair market value and on the open market, a total of 1,463,100 shares of its common stock at a total cost of approximately $5.8 million. During the nine months ended September 30, 2010, PAETEC Holding repurchased, at fair market value and on the open market, a total of 2,609,775 shares of its common stock at a total cost of approximately $10.3 million. The repurchased shares were retired and resumed the status of authorized and unissued shares. As of September 30, 2010, after taking into account repurchases made under the plan through such date and restrictions under its debt agreements, PAETEC Holding retained the ability to repurchase $5.9 million of common stock through December 31, 2010.

Capital and Cash Requirements. PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $94.9 million in the 2010 nine-month period. PAETEC expects to fund all of its 2010 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of September 30, 2010, PAETEC had entered into agreements with vendors to purchase approximately $23.0 million of equipment and services, of which PAETEC expects $18.5 million to be delivered and payable in the year ending December 31, 2010, $2.7 million in the year ending December 31, 2011, $1.6 million in the year ending December 31, 2012, and $0.2 million in the year ending December 31, 2013.

Financing requirements in connection with PAETEC’s proposed acquisition of Cavalier are described above.

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

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company used to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and, from time to time, the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on variable-rate debt. PAETEC repaid all of its variable-rate debt outstanding under its senior secured credit facilities in January 2010 with the proceeds of the offering of $300.0 million in aggregate principal amount of PAETEC’s 8 7/8% senior secured notes due 2017, as described in Note 5 to the condensed consolidated financial statements appearing elsewhere in this report.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2010. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of common stock during the quarter ended September 30, 2010.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
July 1, 2010 – July 31, 2010	501,800	$3.80	501,800	$14,686
August 1, 2010 – August 31, 2010	512,900	$3.90	512,900	12,685
September 1, 2010 – September 30, 2010	448,400	$4.24	448,400	10,784

Quarter ended September 30, 2010	1,463,100	$3.97	1,463,100	$10,784

(1)	Represents shares of common stock purchased by PAETEC in open-market transactions pursuant to the repurchase program announced on September 9, 2009, which provides for the repurchase from time to time of up to $25.0 million of PAETEC’s common stock, at the company’s discretion, and subject to conditions, through December 2010.
(2)	The dollar values listed in this column include commissions paid to brokers to execute the transactions.
(3)	At September 30, 2010, under the repurchase program and its debt agreements, PAETEC had the ability to repurchase $5.9 million of common stock through December 31, 2010.

Item 6.         Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 12, 2010, by and among PAETEC Holding Corp., Cairo Acquisition Corp., Cavalier Telephone Corporation, and M/C Venture Partners V, L.P. as Stockholder Representative. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding Corp. filed on September 13, 2010 and incorporated herein by reference.

*10.1	Senior Bridge Facility Commitment Letter, dated September 12, 2010, by and among PAETEC Holding Corp., Banc of America Bridge LLC, Banc of America Securities LLC, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp.

(Registrant)

Dated: November 5, 2010	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 12, 2010, by and among PAETEC Holding Corp., Cairo Acquisition Corp., Cavalier Telephone Corporation, and M/C Venture Partners V, L.P. as Stockholder Representative. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding Corp. filed on September 13, 2010 and incorporated herein by reference.

*10.1	Senior Bridge Facility Commitment Letter, dated September 12, 2010, by and among PAETEC Holding Corp., Banc of America Bridge LLC, Banc of America Securities LLC, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.