Form 10-K
period 2010-12-31
PAETEC Holding Corp.
filed 2011-03-16
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $364.2 million based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the registrant’s common stock outstanding on March 11, 2011 was 144,737,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2011 Annual Meeting of Stockholders	Part III

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, liquidity, revenues, cash flows and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business–Regulation” and “Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

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

Unless otherwise indicated or required by the context, references in this report to “we,” “us,” “our” and “PAETEC” mean PAETEC Holding Corp. and its consolidated subsidiaries as of the date of such reference. References in this report to “PAETEC Holding” mean PAETEC Holding Corp. and none of its subsidiaries.

Item 1.	Business.

Overview

PAETEC is a competitive broadband communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing business end-user customers in metropolitan areas with a package of integrated broadband communications services that encompasses data services, including Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services.

As of March 1, 2011, PAETEC provided services for over 54,000 business customers in a service area encompassing 86 of the top 100 metropolitan statistical areas.

PAETEC Holding was incorporated in Delaware in August 2006. PAETEC Holding is a holding company that conducts its operations through wholly-owned subsidiaries. PAETEC Holding’s mailing address at its principal executive offices is One PAETEC Plaza, 600 Willowbrook Office Park, Fairport, New York 14450, and its telephone number is (585) 340-2500.

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

Acquisition of Cavalier Telephone Corporation

On December 6, 2010, PAETEC completed its acquisition by merger of Cavalier Telephone Corporation, or “Cavalier,” which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger. Cavalier is a facilities-based competitive communications services provider that delivers traditional circuit-switched telephony services and Internet Protocol-based communications services to customers in 16 states in the Mid-Atlantic, Southeast and Midwest regions of the United States, as well as in the District of Columbia. Cavalier provides commercial, consumer and government customers and other communications providers with high-quality voice and data communications services that include high-speed and dial-up Internet services, local and long distance telephone services, and transport services. Cavalier maintains one of the most extensive competitive networks in the Eastern United States, with approximately 16,600 route miles of fiber.

In the merger transaction, Cavalier’s security holders obtained the right to receive total consideration of approximately $460 million in cash, less Cavalier’s net indebtedness, subject to working capital and other similar adjustments. Cavalier’s indebtedness included outstanding credit facility loans in the principal amount of approximately $368 million that were retired at the closing of the merger with the proceeds of a new PAETEC debt issue.

PAETEC’s Business

PAETEC provides a range of broadband data and voice “network services” on a retail basis primarily to business customers. In addition, PAETEC has an existing base of residential customers and expects to continue to expand that base as a result of its acquisition of Cavalier. PAETEC’s provision of residential services is not a central part of its business.

PAETEC also offers a range of data and voice “carrier services” on a wholesale basis to other communications companies and to larger-scale purchasers of network capacity.

PAETEC complements its offering of its network and carrier services with sales to its business customers of “integrated solutions,” including data center solutions, software applications, network integration services, managed services, energy services and communications equipment. PAETEC also offers these integrated services on a stand-alone basis to its business customers. PAETEC’s sales and marketing initiatives focus on bundling its network services and integrated solutions for sale to its customers. PAETEC believes this bundling adds value for its customers and increases its share of its customers’ expenditures on broadband communications services.

As of March 1, 2011, PAETEC delivered its communications services in 48 states and the District of Columbia, had broadband network and facilities spanning approximately 36,700 route miles and operated 166 switching facilities that provide traditional voice and Internet Protocol, or “IP,” capabilities.

PAETEC has designed its network, developed its back office systems and trained its employees and sales agents to support a broad line of services. PAETEC believes that its ability to bundle a package of value-added communications services enables it to build customer loyalty, increase the penetration of its existing markets and facilitate its entry into additional markets.

Network Services

PAETEC offers a range of broadband network services and solutions to its retail end-user customers, encompassing both data services, including Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. PAETEC derived approximately 76.7% of its total revenue for 2010 from its network services.

Data Services. PAETEC offers its customers the following broadband Internet connectivity and other data services:

•

High-speed dedicated Internet access services. PAETEC offers integrated voice and broadband Internet access over a single digital transmission line. With this service, PAETEC’s customers are able to obtain voice and broadband Internet access services at competitive prices from a single source. PAETEC also offers its high-volume broadband Internet access customers a specialized Internet access service that provides very high speed Internet access.

•

Virtual private network services. Virtual private networks, or “VPNs,” are networks that are typically leased and that link multiple customer locations by using computer software to dedicate circuits solely for the customer’s use, instead of building a physical circuit to each customer location. PAETEC offers VPN services to businesses seeking a cost-effective means of creating their own secure networks for communicating and conducting business with their employees, customers and suppliers. PAETEC offers its VPN services primarily utilizing multi-protocol label switching, or “MPLS.”

•

Internet security services. To supplement its Internet and MPLS VPN data access services, PAETEC offers data encryption services and electronic message screening services on a resale basis to customers that seek to minimize security issues associated with direct Internet access.

Voice Services. PAETEC offers its customers the following local, long distance and other voice services:

•

Local telephone services. PAETEC’s local telephone service offering provides basic local dial tone service, as well as additional services, such as directory assistance, call forwarding and call hunting. PAETEC is certified to offer local telephone services in 48 states and the District of Columbia.

•

Long distance services. PAETEC offers a range of switched and dedicated long distance services to customers connected to its network. These include services that originate and terminate within the same local transport area and in different local transport areas, international services, 1+ outbound services and inbound toll-free services. PAETEC also offers ancillary long distance services, such as audio and web conferencing services. In those instances in which PAETEC is not able to connect a customer to its network, the company resells the long distance services of other communications carriers. PAETEC generally sells its long distance services as part of a bundle that includes one or more of its local services offerings, its other network services offerings and/or its integrated solutions offerings.

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

Virtual NXX. PAETEC offers its business customers a remote office feature, known as “virtual NXX,” that enables them to place from any location calls that appear to be originating from their offices, as well as a simultaneous ring feature that provides customers with the ability to have their calls ring at multiple locations, affording customers greater flexibility than traditional call forwarding.

Carrier Services

PAETEC supplements the network services it provides to end users on a retail basis with its wholesale offering of voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. PAETEC’s carrier services customers include communications companies that resell PAETEC’s local and long distance services, interactive voice response providers, Voice over Internet Protocol, or “VoIP,” providers, other competitive carriers such as PAETEC, wireless service providers, web services providers and Internet service providers. PAETEC derived approximately 16.2% of its total revenue for 2010 from its carrier services.

PAETEC offers the following services to some or all of its carrier customers:

•	dedicated local services, including primary rate interface, or “PRI,” services, that provide high capacity local service for carrier access services, such as dial-up Internet access and VoIP services;

•	local voice and related enabling services, such as digital loop carrier services and local switching services;

•	long distance network services;

•	origination, including toll-free origination, for competitive local providers and other carriers;

•	end-user MPLS aggregation services that provide secure IP communications connections between carrier end users and single or multiple network points of presence, or “POPs,” of the carrier;
•	private line services to allow customers to enhance their network and/or to provide bandwidth to their end users;

•	local access to Internet service providers;

•	high-speed Internet connectivity for Internet service providers and web services applications;

•	Internet transit services that provide global routing;

•

physical fiber circuitry without electronics, sometimes referred to as “dark fiber,” enabling the customer to “light,” or activate, fiber circuitry for purposes of providing bandwidth services to their end users; and

•	collocation services in which the customer’s equipment is installed in PAETEC’s network equipment centers.

The majority of PAETEC’s carrier services revenue is generated from terminating and originating communications traffic to and from end-user customers on the PAETEC network that is sent to and from these end users by other communications companies. PAETEC historically has generated the majority of these revenues by terminating and originating traditional long distance services. Through its centralized network equipment centers, PAETEC provides its regional customers with the flexibility to extend their coverage areas without extending their operational centers or investing in additional personnel.

Integrated Solutions

PAETEC also offers a variety of customized services that help network and carrier services customers build and operate their own data and voice networks. Sales of these offerings can follow or often result in subsequent sales of one or more of PAETEC’s network or carrier services. These customized services enhance customer retention and frequently represent a decisive factor for customers that choose PAETEC over its competitors for the provision of network services. PAETEC derived approximately 7.1% of its total revenue for 2010 from its integrated solutions.

Data Center Solutions. PAETEC operates seven data centers in the United States, four of which were deployed during 2010 or early 2011 and one of which was acquired as part of the Cavalier transaction. At each of these facilities, PAETEC provides a highly secure, protected and environmentally controlled location for PAETEC’s customers to maintain their critical data, server operating applications and network and communications assets. These data centers, which are accessible 24 hours a day, seven days a week, also are utilized by PAETEC to provide managed cloud computing and virtual services, such as virtual hosting and data storage, to PAETEC customers.

Applications Services. PAETEC’s Pinnacle software product provides customers with many of the network management and cost allocation capabilities of a telecommunications carrier. Customers using PAETEC’s software are able to perform rate inquiries, initiate trouble ticketing, track work orders and perform other tasks associated with maintaining a large scale internal telecommunications network. In addition, Pinnacle software customers can track and allocate the costs of voice, data and other communications charges at the individual, departmental and general ledger levels. Customers can license the software or utilize the functionality through a managed solution hosted by PAETEC in one of its data centers. PAETEC’s target market segment for the Pinnacle software products includes institutions with large internal telecommunications networks, such as Fortune 1,000 companies, universities and government agencies.

Network Design and Implementation. PAETEC offers design, installation and maintenance services for networks, including local and wide area networks, located on the customers’ premises.

Energy Services. PAETEC sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier.

Customer Premise Equipment Sales, Installation and Management Services. PAETEC sells and installs equipment located on its customers’ premises. This equipment, including products from Avaya and Cisco, historically has included private branch exchanges, local area networks and servers and routers. Through its Allworx Corp. subsidiary, PAETEC develops and sells complete phone and network systems and provides software and digital hardware engineering services specifically designed to benefit small and medium-sized businesses. In addition, to complement its own work force, PAETEC establishes relationships with local equipment installation companies to sell and install equipment that PAETEC does not sell directly.

PAETEC’s Network Architecture and Deployment

Overview. PAETEC has developed, installed and continues to invest in a flexible network that facilitates delivery of its data and voice services. To deploy its network, PAETEC employs:

•	a facilities-based network pursuant to which PAETEC owns approximately 36,700 route miles of fiber in portions of 39 states and the District of Columbia; and

•	a cost-effective strategy of combining telephone and data transmission lines that it leases with other electronic network components that it owns and operates.

This network deployment strategy has allowed PAETEC to enter new markets relatively rapidly and to offer its customers flexible technological solutions tailored to their specific needs. PAETEC believes that this network deployment strategy also will facilitate the company’s adoption and delivery of new technologies.

“Last Mile” Connections. PAETEC connects its customers to its network by leasing “special access” digital T1 transmission lines, unbundled network element, or “UNE,” high capacity loops, which we refer to as “UNE digital T1,” as well as mid-bandwidth (3-20Mb) and high-bandwidth (20Mb+) Ethernet access links. All of these types of access lines provide a dedicated connection between customer locations and PAETEC switches. PAETEC has obtained the majority of these leased digital transmission lines from the major incumbent local exchange carriers such as AT&T Inc., Verizon Communications Inc., Qwest Corporation and CenturyLink, Inc. PAETEC also has relationships with providers to supply alternative types of last mile connectivity to certain locations. PAETEC’s strategy traditionally has been to improve reliability through alternative network paths by forming relationships with multiple providers of last mile access to locations where alternative last mile facilities are available, as well as to lower its costs through competitive procurement. PAETEC is able to provide direct access to a limited number of buildings using its own last mile facilities. The PAETEC-owned facilities are capable of providing up to 1Gigabit of Ethernet managed services to the customers located in those buildings, as well as services via digital system cross-connect frame, or “DSX,” and very high capacity optical carrier, or “OC-n,” lines. In certain geographic areas, PAETEC also can provide direct wireless last mile access using a variety of speeds over wireless spectrum at the DSX, OC-n, or Ethernet levels of 10, 100 or 1,000 megabits per second.

Packet Technology. PAETEC’s network infrastructure and operations support systems enable it to control the types of services that it offers, how these services are packaged and how they are integrated to serve customers. Through its installation of IP routers at its switch sites, PAETEC has broadly deployed packet-based technology across its service area as it migrates from traditional circuit-switching technology. Circuit switch-based systems, which historically have dominated the public telephone network, establish a dedicated channel for each communication, such as a telephone call for voice or fax, maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switched systems format the information to be transmitted into a series of shorter digital messages called “packets.” Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. Unlike circuit-switching, packet-switching does not require a single dedicated channel between communication points. This type of communication between sender and receiver is considered connectionless, rather than circuit -based. Traffic over the Internet, which is a connectionless network, uses packet-switching technology. We believe a transition to combining the delivery of PAETEC data and voice services over a converged packet-based network enables us to streamline the delivery of core communications services to our customer base in a more flexible manner than circuit-switching technology has permitted, to deliver a new generation of product offerings, and to leverage our network assets more effectively and efficiently.

Network Infrastructure and Backbone Network. PAETEC’s network “backbone” enables it to offer high-quality broadband Internet access and VPN services. This backbone consists of high-capacity fiber optic facilities that allow PAETEC to transport traffic between points on its network in portions of 39 states and the District of Columbia. As of March 1, 2011, PAETEC’s fiber backbone network spanned approximately 26,200 intercity and 10,500 metropolitan local route miles and encompassed approximately 1,049,600 intercity backbone fiber miles and 741,600 fiber miles of metropolitan local fiber optic cable. PAETEC primarily leases these facilities between locations where it does not operate its fiber network. The packet-switching portion of PAETEC’s backbone is based on Internet Protocol, which is a broadly deployed standards-based protocol that allows unrelated computer networks to exchange data and is the technological basis of the Internet. IP technology has enabled PAETEC to accelerate network traffic flow and has made it easier and less costly for PAETEC to manage its network. This technology generally makes more of the network capacity available for revenue-generating customer traffic. PAETEC’s infrastructure is intended to provide a network switching presence closer to the customer to reduce access mileage and switching costs, and to allow the company to expand its network rapidly to meet customer demand. The regional design also is intended to enhance service reliability and allow PAETEC to improve quality and performance.

Collocations. As of March 1, 2011, PAETEC had approximately 1,100 collocations, enabling it to access lower-cost special access digital T1 lines and UNE digital T1 lines from within the central offices of regional Bell operating companies, or “RBOCs,” to connect to customer locations in local service areas using shorter access loops. In addition, PAETEC can serve outlying areas of its markets where it does not have collocations by using enhanced extended loops, or “EELs,” or special access T1 lines to connect more remote customer locations to its network.

Geographic Markets

As of March 1, 2011, PAETEC provided service in 86 of the top 100 metropolitan statistical areas and operated 166 switches.

Sales and Marketing

Network Services Sales Strategy. PAETEC targets business customers that it believes can benefit from the company’s value-added services. PAETEC pursues a decentralized sales strategy, which affords its sales representatives substantial flexibility to negotiate the pricing and other terms of its customer agreements for medium-sized and large businesses, subject to meeting specified revenue and profitability requirements. For this strategy to succeed, PAETEC must be able to attract, train, motivate and retain skilled sales professionals. PAETEC seeks to recruit sales representatives with experience working for other communications providers, telecommunications equipment manufacturers and network systems integrators in the company’s existing and target markets. PAETEC then augments that experience with an internal training program and software tools that provide its sales representatives with the information they need to negotiate profitable customer contracts.

Sales of network services in each of the markets in which PAETEC provides such services to medium-sized and large businesses is led by PAETEC’s President of National Sales and Service, who is responsible for the acquisition and retention of all network services accounts and who reports directly to PAETEC’s Chief Executive Officer. Network sales teams are divided into four geographic regions, with a regional sales president responsible for managing all direct sales, agent sales, account development, network design and service engineering in the assigned region. Each sales team generally includes branch sales managers, account managers, sales representatives, sales engineers and field technicians. PAETEC’s sales teams use a variety of methods to qualify leads and schedule initial appointments, including developing relationships with local industry associations and obtaining customer referrals. PAETEC believes this regionalized sales structure allows the company to maintain personalized customer service across its national operations.

PAETEC’s sales representatives generally make the initial customer contacts and sales. After the initial sale, PAETEC provides follow-up support and the sale of additional services, based on the size of the customer account, either through an account manager assigned to the customer or as part of the customer service organization. PAETEC also provides the local sales offices with technical resources to support the sales force and to coordinate switching the customer to PAETEC service. PAETEC’s service agreements with new customers generally have a fixed period initial term (currently averaging approximately 36 months) and a specified volume commitment, which is typically measured on a monthly basis. The service agreement may be terminated by the customer at any time following a specified notice period and upon payment of a termination fee. Following expiration of the initial term, PAETEC seeks to enter into a new term agreement with the customer. If a new agreement is not reached, the initial agreement will continue either on a term or monthly basis. Some of PAETEC’s integrated solutions agreements have initial terms of up to five years.

PAETEC’s network services sales force uses proprietary software tools to allow the sales force to create a customized solution for each prospective customer and to conduct profitability and pricing analysis for use in preparing proposals. This procedure serves to ensure that PAETEC maintains its focus on obtaining customers that meet internal profitability standards, while illustrating the potential benefits that a customer may realize by using a broader bundle of services. The focus of the software tool is to afford PAETEC’s network services sales representatives maximum flexibility in pricing individual services so long as each bundled sale is profitable. In addition, through its “Equipment for Services” program, PAETEC offers flexible options for the customer to finance its purchases of hardware and software by including those charges on the network bill. Thus, PAETEC’s sales representatives can customize their sales approach to the unique requirements, budgetary constraints, and price sensitivities of each customer. PAETEC believes that this pricing flexibility provides its sales force with a competitive advantage over the sales efforts of many other telecommunications carriers and allows the company to position itself as a flexible and responsive service provider at the initial point of contact with customers.

Network Services Sales Force. As of March 1, 2011, over 1,300 of PAETEC’s employees were dedicated to developing and supporting its direct sales and marketing activities. As of the same date, PAETEC maintained a total of 94 sales offices in 36 states and the District of Columbia. Each sales office is generally staffed with at least one sales manager, who has primary responsibility for the results of that office. PAETEC uses its sales offices not only to target businesses and other customers operating within its markets, but also to solicit and service national accounts. To increase operating efficiency, some of its sales offices support the sales teams for multiple markets.

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

The efforts of PAETEC’s direct sales force are complemented by marketing activities conducted by independent sales agents. PAETEC seeks to select sales agencies that are well known to medium-sized and large businesses and institutions in their markets, and trains its sales agents on how to retain and develop the customer accounts they introduce to the company. For 2010, customers referred to PAETEC by its sales agents generated approximately 33.7% of the company’s network services revenue. As of March 1, 2011, approximately 130 of its employees were dedicated to developing and supporting its agent program.

In early 2011, PAETEC established sales divisions separate from its regional sales structure to sell and market services to small business and residential customers as well as to sell and market to national accounts.

Carrier Services Sales Strategy. Carrier services sales in each of the markets in which PAETEC provides such services are led by PAETEC’s Senior Vice President of Wholesale Services, who is responsible for the acquisition and retention of all carrier services accounts and who reports directly to PAETEC’s Chief Executive Officer. Initial sales are made through national account managers located in various sales offices throughout the company’s markets. Sales support is provided through carrier sales account managers and sales engineers. As of March 1, 2011, approximately 60 of PAETEC’s employees were dedicated to developing and supporting its carrier sales organization.

Customer Service. PAETEC believes that customer service is a critical element in attracting and retaining customers in the communications industry. PAETEC has designed its customer service strategy to allow it to meet its customer needs rapidly and efficiently. PAETEC operates customer service centers in Cedar Rapids, Iowa, Rochester, New York and Palm Harbor, Florida and also outsources some support functions with respect to residential and small business customers to a third-party service provider. Functions handled by the customer service operations include billing questions, order inquiries and changes to services. PAETEC operates network operations centers, or “NOCs,” in Rochester, New York, Charlotte, North Carolina and Richmond, Virginia. PAETEC operates a NOC with a network health center in Cedar Rapids, Iowa. The functions handled by the NOC portion of the Cedar Rapids facility will be transferred to the Rochester network operations center before the end of 2011. The network health center, which is responsible for monitoring the nationwide PAETEC network 24 hours a day, seven days a week, will remain in Cedar Rapids. The NOCs and the network health center are staffed by skilled technicians who complete a certification program to advance through four levels of proficiency. The network operations center staff evaluates any out-of-service or service affecting condition and directs remedial action to be implemented by PAETEC’s technical personnel or, where appropriate, its equipment vendors or external service providers. In addition, the network operations center staff maintains contact with the customer and prepares reports documenting the service issue and any corrective action taken.

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

Customer Concentration. No single customer, or group of related customers, represented 10% or more of our total operating revenues for 2010, 2009 or 2008.

Back Office Systems

PAETEC believes that its information systems and procedures for operations support and other back office systems enable it to price its services competitively, to meet the needs of its customers and to interface with other carriers. PAETEC utilizes Oracle Metasolv Software as its primary operational support system and also uses the RevChain billing platform. PAETEC is continuing its integration efforts to consolidate the operational support systems and the billing systems of acquired companies, including Cavalier, with those for PAETEC.

PAETEC has developed a common sales tool that uses a combination of Oracle’s E-business suite and customized internal software. All network services sales personnel submit prospects and sales forecasts as well as generate customer proposals and contracts through this system. This sales tool enables PAETEC to have real-time, single source data on sales performance across the country. PAETEC completed its consolidated customer portal, PAETEC Online, in 2010, and continues to implement numerous customer self-service functions available via the Internet.

Acquisitions

To supplement its internal growth, PAETEC has pursued a targeted acquisition strategy that has sought acquisition candidates that fulfill one or more of the following objectives:

•	to increase its penetration of PAETEC’s existing markets;

•	to expand into new markets;

•	to augment the geographic scope of PAETEC’s network fiber-based assets, primarily in high density markets; and

•	to enhance PAETEC’s ability to sell and deliver value-added services.

PAETEC continues to seek acquisition candidates that will add customers and cash flow to its existing network services business or that will enhance its operating efficiencies by lowering access costs through the acquisition of fiber-based assets. In accordance with this strategy, PAETEC focuses its acquisition efforts on other competitive carriers, local and long distance providers, enhanced service providers, network integrators and equipment solutions providers. From time to time, PAETEC may consider selective acquisitions of the types of businesses that PAETEC believes will enhance its package of service offerings, increase its customer base and bring experienced back office, technical and customer service personnel to the company.

Subsidiary Reorganization

Following a comprehensive review of its organizational structure, PAETEC completed in March 2010 a reorganization involving some of PAETEC Holding Corp.’s direct and indirect wholly-owned subsidiaries that was designed to achieve various administrative and tax efficiencies. As of December 31, 2010, all but two of PAETEC Holding Corp.’s subsidiaries are wholly owned, directly or indirectly, by PAETEC Corp., which in turn is a direct, wholly-owned subsidiary of PAETEC Holding Corp.

Competition

The telecommunications industry is highly competitive. PAETEC competes primarily on the basis of a flexible product solution, the availability, reliability, variety, price and quality of its service offerings, and the quality of its customer service. PAETEC’s competitors in the provision of local and long distance, Internet connectivity, and related network services include:

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

Incumbent Carriers. PAETEC believes that its primary competition in each of its markets will continue to be the incumbent carriers, which are the large telephone companies, such as AT&T, Qwest and Verizon, that historically provided local telephone service before the enactment of Telecommunications Act of 1996. Today, these companies offer a comprehensive package of local, long distance and Internet services to their customers in direct competition with PAETEC. AT&T and Verizon, which also have wireless affiliates, are investing to upgrade their networks, which will enhance their ability to offer a range of services and compete with PAETEC.

Incumbent carriers generally have long-standing relationships with their customers, have resources substantially greater than PAETEC’s and have the potential to subsidize competitive services with revenue from a variety of other businesses. The mergers between AT&T and SBC Communications, Inc., between Verizon and MCI, Inc., and between AT&T and BellSouth Corporation, as well as the proposed merger between CenturyLink and Qwest provide these carriers with significant operating efficiencies and substantial marketing, financial and technical resources. The Communications Act of 1934, as amended, which we refer to as the “Communications

Act,” and past decisions by the Federal Communications Commission, or “FCC,” and state regulatory commissions have imposed extensive obligations on the incumbent carriers to allow non-incumbent carriers such as PAETEC to interconnect with the facilities of the incumbent carriers and to obtain critical network elements, such as digital T1 transmission lines, from those carriers. The scope of such obligations, however, has been narrowed by court decisions and regulatory changes. These developments, which have resulted in increased pricing flexibility and relaxed regulatory oversight for incumbent carriers, may have a negative impact on PAETEC’s business opportunities and competitive position.

FCC decisions and policy initiatives have provided incumbent carriers with increased pricing flexibility for their private line, special access and switched access services. These FCC decisions and initiatives provide that, when an incumbent carrier demonstrates that competitors have made specified competitive inroads in providing a specified federally-regulated service in a geographic area, the incumbent carrier in that area may offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for its customers, or otherwise free itself of regulatory constraints. Legislatures and regulatory authorities in some states have adopted or are considering similar forms of deregulation. These actions could have a material adverse effect on the ability of competitive carriers, including PAETEC, to compete with the incumbent carriers.

Other Competitors. Other current and prospective competitors in the local and long distance voice and data markets include the following:

•	cable television companies;

•	Internet service providers;

•	VoIP providers;

•	wireless carriers; and

•	others, such as resellers of local and long distance telephone services, microwave carriers, service providers offering alternative access methods, and private networks built by large end users.

Cable Television Companies

Cable television companies such as Cablevision Systems Corp., Comcast Corporation, Cox Communications Inc. and Time Warner Cable Inc. have continued to deploy telecommunications and broadband Internet access services aggressively to customers on a broad scale to primarily residential and small business customers. These companies initially deployed telecommunications services using circuit-switched facilities, but, increasingly, they are using VoIP applications and other technologies to provide voice services in a less costly, more efficient manner. In addition, some of these companies resell wireless services, which potentially could lead to the creation of new bundled competitive service offerings that incorporate multimedia components of cable television and wireless broadband Internet access services at competitive rates. Some of these companies have acquired a financial interest in spectrum capable of accommodating advanced mobile wireless services, which could result in additional competitive offerings.

Internet Service Providers

Advances in digital transmission technologies have created opportunities for the transmission of voice and data services over the Internet. Broadband Internet service providers such as AT&T, Qwest, Verizon and the largest cable television companies are exploiting their market position as incumbent providers of telecommunications or cable television services to promote their broadband Internet services and related voice and data applications. If successful, these plans will increase the number of competitive providers of broadband service, which could place additional downward pressure on prices for this service.

VoIP Providers

PAETEC expects to face increasing competition from companies offering long distance data and voice services using VoIP. The emergence of these companies could present a competitive threat, principally because the regulatory classification of VoIP remains unclear. Providers of VoIP services may be able to avoid significant costs, such as the payment of switched access intercarrier compensation fees, if these regulatory classification issues are resolved in favor of VoIP providers. Such a resolution could impede PAETEC’s ability to compete against these providers on the basis of price.

Wireless Service Providers

National carriers such as AT&T Mobility, Sprint Nextel Corporation, T-Mobile USA, Inc. and Verizon Wireless, as well as smaller regional companies, provide voice services that increasingly are viewed by consumers as competitive with wireline telecommunications offerings. Robust growth in wireless usage has caused a decline in the volume of voice traffic carried by PAETEC and other wireline carriers. Cable television companies and other companies have entered into arrangements to resell or re-brand wireless services. Technological advances have allowed wireless service providers to add data transmission, Internet access services and next-generation services, such as mobile multimedia products. Recent spectrum auctions and other regulatory changes have afforded wireless service providers access to substantial additional spectrum resources that can be used for deployment of high-speed broadband wireless services. New wireless service providers could include Microsoft Corporation and Google Inc. using unlicensed white space spectrum, which is unused wireless spectrum between broadcast television channels. Additional spectrum auctions in the next few years may accelerate the deployment of wireless high-speed broadband networks and offerings. In addition, the introduction of fixed wireless applications has facilitated the creation of companies that are in the process of installing equipment and building networks that may offer the same types of services that PAETEC offers or intends to offer. A commercially successful deployment of WiMax technology, for example, would facilitate the development of similar broadband access services on a fixed and mobile basis. Some wireless service providers have long-standing relationships with customers and financial, technical, marketing and other resources substantially greater than PAETEC’s relationships and resources.

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

Industry Consolidation. Consolidation of telecommunications providers has occurred with relative frequency over recent years and is expected to continue to create larger, better situated competitors that may put PAETEC at a greater competitive disadvantage. For example, the mergers between AT&T and SBC, between MCI and Verizon, and between AT&T and BellSouth increased the strength of those combined companies in the local, long distance, data and wireless markets. These mergers also decreased the competitive alternatives available to PAETEC for various network elements and services. The proposed merger of CenturyLink and Qwest will create an incumbent local exchange carrier, or “ILEC,” with a presence in 35 states. Many other incumbent and non-incumbent carriers also are expanding their facilities-based and non-facilities-based offerings in the long distance and data markets. Other competitive carriers already have established full service local operations in some of PAETEC’s current and target markets. Many competitive carriers and independent long distance service providers have been struggling financially, but PAETEC cannot accurately predict which of these carriers will be able to compete effectively against it over time. Recent consolidation activities involving telecommunications providers also have begun to blur the line between different types of competitors in a manner that may also make it more difficult for PAETEC to compete. In February 2010, Windstream Corporation, a mid-sized incumbent local exchange carrier, acquired NuVox, Inc., a competitive local carrier that has competed with PAETEC in a variety of markets in the Southeast. In January 2011, the FCC granted approval of the assignment and transfer of control of broadcast, satellite, and other radio licenses from General Electric Company to Comcast Corporation, which allows GE and Comcast to create a joint venture involving NBC Universal, Inc. and some Comcast properties. PAETEC cannot accurately predict all of the changes that the marketplace for telecommunications services may continue to experience as a result of this consolidation trend.

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

Under the Communications Act, the rules of the FCC, and comparable state laws and regulations, PAETEC and other competitive carriers are required to provide service upon reasonable request and to interconnect their networks with the networks of other carriers, and are subject to other regulatory obligations, some of which are described below. The FCC exercises jurisdiction over PAETEC’s facilities and services to the extent that they are used to provide, originate or terminate interstate or international communications services offered to the public. State regulatory commissions regulate the same facilities and services to the extent they are used to originate or terminate intrastate communications services offered to the public. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing rules to allow new companies to compete with the local phone companies that historically have operated as monopolies.

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

Interconnection Agreements. Incumbent carriers are required to negotiate statewide interconnection agreements in good faith with competitive carriers such as PAETEC that set forth the terms for, among other items, interconnection, collocation, intercarrier compensation, access to unbundled network elements and reselling of an incumbent carrier’s services. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” or “opt-in” in their entirety an existing state commission-approved interconnection agreement between an incumbent carrier and another carrier in the same state. PAETEC has interconnection agreements with incumbent carriers in 47 states and the District of Columbia that encompass all local exchange markets in which PAETEC currently offers local services. Each statewide interconnection agreement with an incumbent carrier allows PAETEC to enter other local exchanges served by that same incumbent in that state. Each interconnection agreement and subsequent amendments must be approved by the applicable state regulatory agency before becoming effective. Although parties may negotiate prices contained in the interconnection agreement, such statewide agreements typically incorporate prices for interconnection, collocation, intercarrier compensation and UNEs that have been established by the state regulatory agency in generic proceedings for the incumbent carrier using the FCC’s approved pricing methodology. When an interconnection agreement does not resolve a particular operational issue, PAETEC and the incumbent carrier seek resolution of those issues through informal and formal dispute processes, including commercial negotiations or arbitration.

Interconnection agreements typically have terms of three years, although the parties may mutually agree to extend or amend such agreements. If PAETEC cannot negotiate new interconnection agreements or renew its existing interconnection agreements in each state on acceptable terms, or find an acceptable interconnection agreement available for opt-in, PAETEC may invoke its ability to seek binding arbitration before state regulatory agencies. The arbitration process conducted on a state-by-state basis can be costly and time-consuming, and the results of arbitration may be unfavorable to PAETEC. If PAETEC is not able to renegotiate or enter into interconnection agreements on acceptable terms, or if it is subject to unfavorable arbitration decisions, PAETEC’s cost of doing business could increase and its ability to compete could be impeded. Moreover, PAETEC’s interconnection agreements with companies other than incumbent local exchange carriers (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms PAETEC views as acceptable.

The availability of acceptable interconnection agreements that competitive carriers such as PAETEC can opt into without incurring the expense of lengthy negotiation and arbitration with an incumbent carrier in each state has significantly declined due to industry consolidation. It is likely that competitive carriers such as PAETEC will be required to invest more resources than in the past to secure acceptable interconnection agreements, or be willing to accept less favorable terms of interconnection and access to the ILEC’s network.

In March 2007, Qwest provided notice to PAETEC that Qwest was terminating all current interconnection agreements with PAETEC’s McLeodUSA operating subsidiary. The termination notice began a negotiation period for new interconnection agreements for the 12 Qwest states in which PAETEC interconnects with Qwest on a facilities-basis. However, in January 2011, CenturyLink and Qwest offered a voluntary commitment to secure FCC approval of their proposed merger that would entitle PAETEC to extend any existing interconnection agreement with Qwest for an additional three years after their proposed transaction closes.

Intercarrier Compensation. Interconnected carriers exchange communications traffic, and must establish the compensation arrangements for the use of their respective networks in carrying that traffic for each other. Long distance carriers compensate local exchange carriers for the origination and termination of long distance traffic through the payment of switched or dedicated access charges. Facilities-based telecommunications providers, including wireless carriers, charge other facilities-based telecommunications providers to terminate local traffic on the terminating provider’s network. These charges are known as “reciprocal compensation.” The FCC has established rules governing how much PAETEC may charge for interstate switched access and reciprocal compensation, including rules that apply to traffic bound for Internet service providers. However, the FCC repeatedly has refused to decide whether long distance calls originated in VoIP format are subject to tariffed access charges at the terminating end of the call, resulting in significant confusion and uncertainty within the industry and divergent practices and positions. This uncertainty, combined with the steady growth of VoIP as a percentage of all telecommunications traffic, increases PAETEC’s risk on both the revenue and cost sides. Moreover, although the FCC first proposed major reforms to its intercarrier compensation scheme in 2001, it has yet to act on those or subsequent proposals. In February 2011, the FCC issued another notice of proposed rulemaking, or “NPRM,” that proposes to modify the existing scheme of intercarrier compensation. PAETEC’s business could be affected by whether, when, and how the FCC acts to reform its rules in this area.

Universal Service. The FCC has established a federal universal service subsidy regime known as the Universal Service Fund, or “USF,” which provides subsidies for the provision of telecommunications and information services to rural and other high-cost areas and for discounted communications services to schools and libraries. Providers of interstate telecommunications services such as PAETEC must pay assessments that fund these subsidies. The FCC currently is assessing USF contribution payments based on a percentage of each telecommunications provider’s projected interstate and international telecommunications revenue. Carriers are permitted to pass through a specified percentage of their USF contribution assessment to their customers in a manner consistent with FCC billing regulations.

In February 2011, the FCC issued a notice of proposed rulemaking to significantly modify the USF distribution to support universal access to broadband services rather than voice services. The FCC proposal includes limiting the number of carriers eligible to receive funds in a specific geographic area, and asks for comments on a variety of USF-related proposals to support the goal of making broadband access available everywhere in the country. The February 2011 NPRM did not propose changes to the existing USF contribution method, or ask for comments regarding how the contribution formula should be changed to support universal access to broadband services. However, the FCC indicated that a goal of USF reform is to expand the pool of contributors to the USF to enable a reduction in the USF assessment. These and other proposals pending before the FCC related to USF reform are expected to generate considerable debate and their outcome is not predictable. In addition, various states maintain, or are in the process of implementing, their own universal service programs.

Customer Proprietary Network Information. Federal regulations protect the privacy of some subscriber data that telecommunications carriers such as PAETEC acquire in the course of providing their services. This information is referred to as “Customer Proprietary Network Information,” or “CPNI,” and includes information related to the quantity, technological configuration, type, destination and amount of use of a communications service. PAETEC must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. A violation of these and related CPNI requirements by PAETEC could subject our company to significant fines or other regulatory penalties.

Network Element Rules. The FCC’s current unbundling rules identify some competitive conditions in terms of business line counts and fiber-based collocators at a wire center level that, if such competitive conditions are found to exist, eliminate an RBOC’s obligation to offer competitive carriers access to unbundled network elements such as UNE digital T1 or DS3 loops or high capacity transport, as well as combinations of those elements, under federal and state price regulations. Under the current unbundling rules, PAETEC is not able to obtain UNE digital T1 loops at regulated prices from RBOCs in 100 wire centers serving areas. Incumbent carriers are permitted to charge just and reasonable rates for network elements in these wire centers and make them available on a deregulated commercial basis. Incumbent carriers also are permitted to designate in the future additional wire centers in which they believe competitive conditions should entitle the RBOC to limit the availability of UNE digital T1 loops, high capacity transport or both, and to make these services available only on a commercial basis.

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

Special Access Regulatory Regime

PAETEC relies to a considerable extent on special access lines as the last mile facility to reach its customer locations. As a result, the price of special access lines must be available at a rate that allows PAETEC to price its retail offerings to meet its gross margin expectations while remaining competitively priced in the retail market. Incremental increases in prices of special access lines will exert pressure on PAETEC’s gross margins. In 2005, the FCC opened an inquiry into whether and how to reform its special access rules. In November 2009, the FCC asked interested parties to respond to several questions regarding the appropriate analytical framework for resolution of issues in its longstanding special access proposed rulemaking proceeding. Interested parties filed initial comments in January 2010 and reply comments were filed in February 2010. In November 2010, the FCC asked companies to voluntarily submit on a confidential basis detailed network data such as fiber maps, lit buildings, collocations, and switch sites. At this time, PAETEC cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect its business.

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

Qwest and Verizon Dominant Carrier Forbearance Proceedings

Under the Telecommunications Act of 1996, the RBOCs can petition the FCC to forbear from applying regulations implementing the Act. All of the RBOCs have used the provision to secure deregulation of certain services. Qwest and Verizon have petitioned the FCC on multiple occasions to have the FCC forbear from enforcing the unbundling rules in various markets. In June 2010, the FCC denied the second Qwest petition for forbearance in Phoenix filed in March 2009. In rejecting the Qwest petition, the FCC used a market power test, under which the FCC separately analyzed Qwest’s market power in different market segments, such as residential retail, enterprise retail and wholesale. Qwest appealed the denial to a federal appellate court, where the matter remains pending. If the court overturns the FCC’s use of a market power test, or remands the denial of forbearance back to the FCC for further consideration, or the FCC upholds or grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which PAETEC operates, PAETEC’s ability to purchase wholesale network services from these carriers at cost-based prices that would allow PAETEC to achieve its target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including PAETEC, more aggressively on price in the affected markets.

Intercarrier Compensation

In February 2011, the FCC issued an NPRM to materially modify the compensation arrangements between all carriers for the use of their respective networks. The FCC first initiated a proceeding to reform intercarrier compensation in 2001, and the new NPRM is the fourth issued by the FCC on this subject. The proposed changes, if adopted, would significantly alter the manner in which carriers, including carriers that use different service platforms such as wireless, cable and VoIP, are compensated for the origination and termination of communications traffic and the rates local exchange carriers charge for these access services. The proceeding also will alter the manner in which facilities-based local carriers charge other carriers, such as VoIP providers and wireless providers, for the origination and termination of local communications traffic.

If intercarrier compensation and Universal Service Fund reforms are adopted by the FCC, these reforms could have a substantial effect on PAETEC’s access revenues, network capital expenditures and costs of sales.

Broadband Network Management and Net Neutrality Policies. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet. The FCC explained at the time that these “net neutrality” principles are subject to reasonable network management. In January 2008, the FCC sought comment on petitions filed by a number of parties seeking clarification on what conduct constitutes reasonable network management and whether the practice of degrading certain peer-to-peer network traffic is unreasonable or violates the net neutrality principles. In August 2008, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, the FCC imposed sanctions on a cable broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. This FCC decision was overturned by a federal appellate court in April 2010. The court ruled the FCC had deregulated broadband services, and, therefore, lacked jurisdiction to enforce net neutrality principles. The FCC issued an NPRM in which it proposed adoption of rules that would require open Internet access subject to a carrier’s reasonable traffic management needs. In December 2010, the FCC adopted a narrowed set of network neutrality regulations focused on protecting end-user rights relying on similar jurisdictional grounds previously rejected by the court of appeals. Several parties, including Verizon, appealed the new rules in January 2011.

Expanding Network Access Options. In November 2009, PAETEC and other competitive carriers asked the FCC to initiate a rulemaking to adopt a regulatory structure governing network elements known as “271 Checklist” elements. Under the Telecommunications Act of 1996, Bell operating companies are required to make some network elements, such as access loops, transport and local switching, available to competitive local exchange companies at just and reasonable prices in exchange for regaining the ability to offer long distance and information services in their respective local exchange markets, which the RBOCs had been prohibited from offering in their respective local exchanges since 1984. Beginning in 2005, multiple federal appellate courts have determined that state utility agencies do not have authority to regulate the 271 Checklist network element pricing, and that only the FCC has authority to set prices for these network elements. In response to the rulemaking petition, the FCC asked interested parties to comment on the proposed rules. In December 2009, another petition was filed asking the FCC to require RBOCs to provide competitive providers access to bit streams on fiber facilities serving small business locations. The FCC had previously eliminated the RBOC obligation to provide unbundled access to fiber and hybrid loop facilities. Interested parties have filed comments on the proposal. PAETEC cannot predict whether the FCC will proceed with action on either proposal at this time.

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

Red Flag Rules. On January 1, 2011, the Federal Trade Commission implemented regulations that require companies that provide services to residential and small business accounts to have defined processes to handle situations that may signal that an unauthorized person could be engaged in fraudulent or identity theft activities. The processes addressing up to 26 “red flags” must be sanctioned by the company’s board of directors. As PAETEC launches new sales in the small business and residential markets, its red flag processes will have to expand to address these protected customer classes.

State Regulation

PAETEC provides local telephone service and other intrastate telecommunications services that are subject to the jurisdiction of state regulatory commissions.

To provide local and intrastate telecommunications services in a state, PAETEC generally is required to obtain a certificate of public convenience and necessity from the state public utility commission and to comply with applicable state regulations, including, in some states, the requirement to file tariffs setting forth the company’s terms and conditions for providing services. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier’s failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. As of March 1, 2011, PAETEC provided local telecommunications services in 46 states and the District of Columbia, and provided intrastate long distance services in 48 states.

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

The U.S. Patent and Trademark Office has granted PAETEC federal registrations for some of PAETEC’s trademarks. Federal registration of trademarks is effective for as long as PAETEC continues to use the trademarks and renew its registrations. PAETEC does not generally register any of its copyrights with the U.S. Copyright Office, but relies on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works whether published or unpublished and whether registered or unregistered.

Employees

As of March 1, 2011, PAETEC had approximately 4,546 full-time employees. None of its employees are covered by collective bargaining contracts. PAETEC considers its relationships with its employees to be good.

Executive Officers and Directors

The table below presents information about our executive officers and directors as of March 1, 2011:

Name	Age	Positions
Arunas A. Chesonis	48	Chairman of the Board, President and Chief Executive Officer
Keith M. Wilson	44	Director and Executive Vice President and Chief Financial Officer, Treasurer
Mario DeRiggi	42	Executive Vice President and President, National Sales and Service
Robert D. Moore, Jr.	42	Executive Vice President and Chief Information Officer
Mary K. O’Connell	47	Executive Vice President, General Counsel and Secretary
Algimantas K. Chesonis	45	Senior Vice President, Chief Accounting Officer and Controller
Richard T. Aab	61	Vice Chairman of the Board of Directors
Shelley Diamond	57	Director
H. Russell Frisby	60	Director
Tansukh V. Ganatra	67	Director
Michael C. Mac Donald	57	Director
William R. McDermott	49	Director
Alex Stadler	60	Director
Mark Zupan	51	Director

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

Keith M. Wilson has served as a director and as Executive Vice President and Chief Financial Officer of PAETEC Holding since August 2006. Mr. Wilson has served as Executive Vice President and Chief Financial Officer of PAETEC Corp. and PaeTec Communications, Inc. since January 2001 and as a director of PAETEC Corp. since March 2006. From June 1999 until January 2001, Mr. Wilson served as Vice President and head of the Telecommunications Finance Group at Union Bank of California, where he focused on sourcing and providing capital for telecommunications services companies in the wireline, wireless and data services markets. From March 1998 until May 1999, Mr. Wilson was a Vice President of Merchant Banking and head of Syndicated Finance for First Dominion Capital, based in New York. Mr. Wilson also held positions with NationsBank from September 1996 until March 1998, Bank of Boston and Fleet Bank.

Mario DeRiggi has served as Executive Vice President and President, National Sales and Service since January 2009. Prior to his current role, he has held positions of increasing responsibility in the areas of sales and account development since joining PAETEC in May 1999 as Vice President and General Manager, including as

Senior Vice President, Sales; Executive Vice President, Sales; and President, East Region. In his capacity as Executive Vice President and President, National Sales and Service, Mr. DeRiggi is responsible for managing all of PAETEC’s direct sales, agent sales, account development, sales support, and customer service operations. Prior to joining PAETEC, Mr. DeRiggi had over ten years’ experience in the telecommunications industry, holding positions at Allnet Communications Services, Inc., AT&T, Winstar Communications, Inc. and Cablevision Lightpath, Inc.

Robert D. Moore, Jr. has served as the Executive Vice President and Chief Information Officer of PAETEC Holding since December 2009. Before assuming his current position, Mr. Moore served as the Senior Vice President and Chief Information Officer of PAETEC Holding since February 2007 and in that position with PaeTec Communications since December 2005. Before assuming these positions with PAETEC Holding and PaeTec Communications, Mr. Moore served as Senior Vice President-Information Technology from August 2004 and, beginning in 1998, in various other roles with PaeTec Communications. In his capacity as Senior Vice President and Chief Information Officer, Mr. Moore has been responsible for overseeing operating support systems, systems operations and engineering, and applications development and deployment. Mr. Moore possesses more than 16 years of experience in the telecommunications industry and was employed by ACC Corp. before joining PaeTec Communications.

Mary K. O’Connell has served as Executive Vice President, General Counsel and Secretary of PAETEC Holding since January 2011. Ms. O’Connell joined PaeTec Communications in September 2001 as Director and Senior Corporate Counsel and held various positions of increasing responsibility prior to her appointment as General Counsel, including service as PAETEC’s Corporate Compliance Officer and Vice President and Senior Corporate Counsel. From November 2008 through December 2010, she served as Senior Vice President, General Counsel and Secretary of PAETEC Holding. Before joining PAETEC, Ms. O’Connell was in private practice at the law firms of Morrison & Foerster, LLP and Levine, Blaszak, Block & Boothby, LLP in Washington, D.C. and Phillips, Lytle LLP in Rochester, New York. Ms. O’Connell’s experience before joining PAETEC included work in the areas of commercial law, telecommunications, corporate legal matters, and regulatory affairs.

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

Richard T. Aab has served as Vice Chairman of the Board of PAETEC Holding, a director position, since February 2007. Mr. Aab co-founded US LEC Corp. in June 1996 and served as its Chairman of the Board from June 1996 to February 2007, when US LEC completed its combination by merger with PAETEC Corp. In 1982, Mr. Aab co-founded ACC Corp. Between 1982 and 1997, he held various positions with ACC, including Chairman of the Board, Chief Executive Officer, President and director. Also during that period, he served as Chairman and director of ACC’s international subsidiaries in Canada, ACC TelEnterprises, Ltd., and the United Kingdom, ACC Long Distance UK Ltd. Mr. Aab is a member of the boards of trustees of the University of Rochester, the University of Rochester Medical Center and Rochester Institute of Technology, and is a director of several privately-held corporate businesses, including Ovation Payroll, a nationwide payroll processing company, for which he serves as Chairman. From May 2007 to May 2008, Mr. Aab served on the board of directors of Medifast, Inc.

Shelley Diamond was appointed to the PAETEC Holding board of directors on March 6, 2009. Ms. Diamond has served since December 2009 as the Global Managing Partner for Young and Rubicam, or “Y&R,” an advertising agency, where she is responsible for several large, multi-national clients. In this role, she oversees all services rendered by Y&R to these clients around the world. She is also a member of the Y&R board of directors. From July 2007 until December 2009, she served as the Managing Director of the New York office of Y&R, in which role she led the day-to-day operations of the agency, formulating and implementing strategic direction, attracting talent, expanding the office’s new media and digital capabilities, and cultivating new business from both existing and new clients. Ms. Diamond has served in various roles at Y&R since joining the firm in 1991, including Director of Client Services. Before joining Y&R, she held various positions at Ted Bates Advertising, at Grey Advertising and at Foote Cone and Belding, an advertising agency.

H. Russell Frisby, Jr. has served as a director of PAETEC Holding since February 2007 and as a director of PAETEC Corp. since January 2007. Mr. Frisby is a partner in the Energy and Telecommunications Group of Stinson Morrison Hecker LLP, a law firm. Mr. Frisby’s legal practice focuses on regulatory and corporate matters affecting entities in the communications, energy and technology areas, and for over 20 years he has represented clients in a wide variety of proceedings before the FCC, state utility commissions and federal courts. Before joining Stinson Morrison Hecker, Mr. Frisby was a partner with the law firms Fleischman and Harding LLP and Kirkpatrick & Lockhart Nicholson Graham LLP. From February 1998 to March 2005, Mr. Frisby was the President, Chief Executive Officer and Acting Chief Legal Officer of the Competitive Telecommunications Association (CompTel). Before his service in that position, he served as Chairman of the Maryland Public Service Commission.

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

Michael C. Mac Donald has served as a director of PAETEC Holding since February 2007 and as Lead Director since March 2010. Mr. Mac Donald is currently retired. He served as a director of US LEC from April 2003 to February 2007. Before his retirement on December 31, 2009, Mr. Mac Donald held various sales and marketing positions with Xerox Corporation, a provider of document management technology and services, beginning in 1977. These positions included President of Xerox Marketing Operations and, most recently prior to his retirement, Senior Vice President, Operational Effectiveness. Mr. Mac Donald is a director of Medifast, Inc. and of the Jimmy V Foundation.

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

Alex Stadler has served as a director of PAETEC Holding since June 2008. Mr. Stadler previously served on the board of directors of McLeodUSA Incorporated from January 2006 until its acquisition by PAETEC Holding on February 8, 2008. From 1999 until 2002, he served as Chief Executive Officer of Riodata NV, a data services carrier specializing in private network and Internet access and connectivity for medium-sized companies. A wholly-owned subsidiary of Riodata NV filed for bankruptcy protection under the laws of Germany during the time that Mr. Stadler served as an officer for its controlling shareholder. Before joining Riodata NV, Mr. Stadler served as Chief Operating Officer of Otelo Communications, a competitive local exchange carrier, and as Chief Executive Officer of RWE Telliance AG, a German telecommunications company. Mr. Stadler joined GTE Corporation in 1977, and from 1985 to 1996 served in a variety of senior management positions at GTE’s cellular and telephone subsidiaries and as GTE’s head of mergers and acquisitions. Since 2002, Mr. Stadler has pursued private interests. Mr. Stadler started his career as an Economist at the Reserve Bank of Rhodesia.

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

PAETEC believes that the financial and economic pressures faced by its business customers in the current environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates. These pressures also have resulted in, and may continue to result in, increased customer demands for price reductions in connection with contract renewals.

If PAETEC cannot continue to interconnect with and obtain key network elements and special access services from some of its primary competitors on acceptable terms, it may not be able to offer its voice and data services on a profitable basis, if at all.

PAETEC will not be able to provide its voice and data services on a profitable basis, if at all, unless it is able to continue to interconnect with and obtain key network elements and special access services from some of PAETEC’s primary competitors on acceptable terms. To offer voice and data services in a market, PAETEC must interconnect its network with the network of the incumbent carrier in that market. This relationship is governed by interconnection agreements between the incumbent carrier and PAETEC that are based on provisions of the Telecommunications Act of 1996 (the “Telecom Act”) obligating incumbent carriers to interconnect with competitive carriers and provide them with access to various elements of the incumbent’s network on an unbundled basis at cost-based prices. In February 2011, the FCC asked in a notice of proposed rulemaking whether and how it should encourage carriers to transition to Internet Protocol, or “IP,” interconnection, and how IP interconnection fits within existing legal and technical frameworks. To the extent that the FCC determines that IP interconnection between PAETEC and incumbent carriers is not governed by the Telecom Act, PAETEC’s ability to interconnect and exchange traffic with incumbent carriers on reasonable rates, terms, and conditions could be adversely affected.

Additional changes in law or regulation that limit PAETEC’s ability to use key network elements of the incumbent carrier may have an adverse impact on the company’s ability to serve its end-user customers. PAETEC must interconnect with and lease from incumbent carriers “last mile” facilities, which for services offered to PAETEC’s business customers, include special access digital T1 transmission lines and unbundled network element, or “UNE,” digital T1 transmission lines and other elements. To serve Cavalier’s consumer customers that purchase basic telephony services or digital subscriber line services, the last mile facilities include DS0 and 2-wire UNE loops. Access to last mile special access digital T1 transmission lines is governed by each incumbent local exchange carrier’s special access tariffs or contract tariffs. These tariffs can be changed and the prices for the services increased. Interconnection agreements can be terminated or expire and thereby require renegotiation and renewal. Current FCC rules permit the regional Bell operating companies, or “RBOCs,” to retire unilaterally without any regulatory oversight last mile copper loop facilities that PAETEC has used historically to reach its customers and, after its acquisition of Cavalier, now also uses to reach many of its new customers served by DS0 and 2-wire UNE loops. As incumbent carriers replace copper facilities with fiber loop facilities that the FCC has declared are not subject to unbundling obligations for serving consumer and very small business customers, such carriers may be able to eliminate PAETEC’s access to last mile facilities that it requires. Several competitive broadband carriers, including PAETEC, have petitioned the FCC to change the rules governing copper loop retirement to protect access to these last mile facilities, but the FCC has not yet made any decision on the petition.

Revised FCC policy or rules governing intercarrier compensation could have a material adverse effect on PAETEC’s operating results.

Adoption of significant changes in policy or rules governing intercarrier compensation by the FCC and the time frame over which changes are to be implemented could have a material adverse effect on PAETEC’s collection and payment of reciprocal compensation and access fees. Intercarrier compensation, including exchange access and reciprocal compensation, currently is the subject of several ongoing proceedings before the FCC that are intended to reform the way in which carriers and service providers pay other carriers and providers for the use of their respective networks. In February 2011, the FCC issued a notice of proposed rulemaking in which it proposed some initial changes to the rules governing intercarrier compensation, and more generally proposed significant reforms to intercarrier compensation over a number of years. The initial proposed reforms would clarify specific calling party information that all service providers are to attach to traffic to ensure that all existing traffic may be billed and to clarify the applicable intercarrier compensation rate for interconnected Voice over Internet Protocol traffic. Additionally, the FCC proposed rules to reduce access rates a service provider may charge when it chooses to directly or indirectly share access revenues with a third party that causes a large amount of traffic to originate or terminate through that service provider’s network. Additionally, in the long term the FCC has proposed to reduce or eliminate intercarrier compensation and requested comment on the timing, speed, and sequencing of how to reduce current rates for categories of traffic that are subject to different compensation rates today. Given the breadth of questions on which the FCC seeks comment, there is no clear indication as to how the FCC will modify rules governing intercarrier compensation.

PAETEC’s business is subject to a variety of risks based on its dependence on regulations that continue to change.

Most of the network services and carrier services that PAETEC provides are subject to regulation and may be adversely affected by regulatory developments at the federal, state and local levels. For example, the regulations can affect the types of services PAETEC may offer, the rates PAETEC is permitted to charge for its services and for the use of its network by other carriers, the manner in which PAETEC may bill its customers and the rates PAETEC must pay others for their services and for the use of their networks. Services offered to residential customers and small business customers typically are subject to more extensive regulation than services offered to medium-sized and large business customers, and some sales techniques such as telemarketing typically used to market services to consumers and very small business customers are subject to regulations that do not apply to service provided through direct or agent sales channels. In addition, the regulations may impose specific operational or compliance requirements related to the protection of customer proprietary network information, capability to associate a physical address with a calling party’s telephone number, or cooperation with law enforcement officials engaged in lawful communication interception or monitoring activities. All of these requirements may reduce the revenue PAETEC generates from its operating activities or increase its operating costs. Federal and state regulations also determine the level of contribution payments PAETEC must make to the federal Universal Service Fund and other federal and state telecommunications subsidy programs, as well as the terms under which it may use any rights-of-way necessary for the operation of its business. If PAETEC fails to comply with applicable regulations, or if the regulations change in a manner adverse to PAETEC, its business and operating results may suffer.

If PAETEC is required to reduce the prices it charges for some or all of its network services, PAETEC’s profitability may be negatively affected and its ability to continue to generate positive cash flows from operations may be diminished.

PAETEC may be required to reduce the prices it charges for some or all of its network services, which could adversely affect its profit margins and its ability to generate positive cash flows from operations, for the following reasons:

•

the incumbent carriers in the markets PAETEC serves already offer a bundle of local, long distance and data services that is the same as or similar to, and in some cases more robust than, the bundle of services that PAETEC offers;

•	PAETEC’s current and potential customers are increasingly using Voice over Internet Protocol, or “VoIP,” which could reduce or eliminate long distance revenues generated by those customers;

•

Cavalier’s residential service offering competes with consumer wireless services and providers such as Vonage Holdings Corp., magicjack, LP, Google Inc., Skype Inc. and cable companies that use IP technology, all of which offer services using either their private IP networks or the public Internet to access their customers;

•

the mergers between AT&T Inc. and SBC Communications, Inc., between MCI, Inc. and Verizon Communications Inc., and between AT&T and BellSouth Corporation, as well as the proposed merger between CenturyLink, Inc. and Qwest Corporation, provide, or are expected to provide, these carriers with significant operating efficiencies and substantially greater marketing, financial and technical resources as they compete with PAETEC;

•

regulatory authorities generally have decreased their oversight of incumbent carriers, including wholesale obligations of these carriers, and from time to time are asked to forbear from applying a range of regulations to incumbent carriers, which may increase the benefits these companies obtain from their longstanding customer relationships and facilitate their ability to reduce prices for local and other network services by offsetting those reductions with revenue or profits generated by unrelated businesses, products or services;

•

states, or the FCC, if it elects to preempt state jurisdiction, may impose limits on intrastate access rate levels that competitive carriers such as PAETEC may charge interexchange carriers when providing switched access services on intrastate long distance traffic; and

•

regulatory authorities have permitted incumbent carriers to exercise pricing flexibility in setting the rates they charge for some of the network services that PAETEC also provides, rather than requiring these incumbent carriers to charge set rates.

Industry consolidation and realignment may increase PAETEC’s costs.

Before their respective mergers, AT&T and MCI offered some network services and elements in competition with the incumbent carriers, including high-speed circuits (DS1 and DS3 and OCN), interoffice transport and last mile access loops to some premises. The mergers between AT&T and SBC and between AT&T and BellSouth have increased the cost of the high-speed circuits that PAETEC leases to connect its customers to PAETEC’s switching equipment. The merger between MCI and Verizon also could increase the cost of similar high-speed circuits in the Verizon region by reducing the number of providers that offer those high-speed circuits. PAETEC also may incur increased circuit costs in portions of the Qwest region, where these large incumbents may not have a significant presence. Such a development could decrease the competitive pressure on other carriers to maintain low rates for these circuits. The expansion of operations of medium-sized incumbent carriers into markets served by PAETEC, either through merger or the sale of exchanges by an RBOC to a smaller incumbent carrier, may negatively affect PAETEC’s operations if the non-RBOC incumbent carrier has less sophisticated systems and more costly terms for interconnection and access to last mile facilities. As a result of its proposed acquisition of Qwest announced in April 2010, CenturyLink will become the incumbent local exchange carrier in the existing Qwest 14-state region. In its filings to secure regulatory approval of the transaction, CenturyLink has not agreed to use the legacy Qwest operational support systems after 30 months following the transaction closing date. If CenturyLink subsequently attempts to change the existing Qwest operational support systems to significantly less advanced systems, such a change would negatively affect PAETEC’s ability to serve its existing customers and obtain new customers, and would increase PAETEC’s operating costs.

PAETEC’s operating performance will suffer if it is not offered competitive rates for the access services PAETEC needs to provide its long distance services.

PAETEC depends on other telecommunications companies to originate and terminate a significant portion of the long distance traffic initiated by PAETEC’s network services customers. Access charges historically have made up a significant percentage of the overall cost associated with the provision of long distance service by PAETEC. If the volume of long distance traffic PAETEC carries remains substantial, its operating performance will suffer if it is not offered these access services at rates that are substantially equivalent to the rates charged to its competitors or that otherwise do not enable it to have profitable pricing of its long distance services.

PAETEC’s customer churn rate may increase, which could have an adverse effect on PAETEC’s revenues.

Higher customer “churn,” or attrition, rates could adversely impact PAETECs revenue growth, while a sustained or significant growth in the churn rate could have a material adverse effect on PAETEC’s financial condition. Customer churn occurs when a customer discontinues service with PAETEC either voluntarily, such as when a customer switches to a competitor, or involuntarily, such as when a customer goes out of business. Changes in the economy, increased competition from other providers, the types of customers PAETEC serves, or issues with PAETEC’s service quality could increase the company’s customer churn rate. PAETEC anticipates that lower prices offered by PAETEC’s competitors may contribute to greater customer churn. In addition, the churn rate may increase because the rate of attrition of small business and residential customers, many of which PAETEC acquired through its acquisition of Cavalier, is traditionally higher than the attrition rate for larger enterprise customers.

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

The telecommunications industry is highly competitive, particularly with the advent of new technologies replacing traditional public switched telecommunications networks in favor of services transmitted over the Internet. This increased level of competition could diminish PAETEC’s market share and affect PAETEC’s ability to expand PAETEC’s business. PAETEC will compete with current and potential market entrants, including:

•	AT&T, Qwest, Verizon and CenturyLink, which are the large, former monopoly local telephone companies and their successors;

•	other competitive carriers, competitive access providers, Internet service providers and stand-alone VoIP providers; and

•	for consumer services offered by Cavalier, wireless services providers such as Vonage, magicjack, Google and Skype, and cable companies.

Many of the competitors identified above have significantly greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than PAETEC. Additionally, some of these competitors are currently subject to substantially less regulation than competitive and incumbent carriers and claim to be exempt from a number of taxes and regulatory charges that PAETEC is required to pay. As a result, PAETEC’s competitors may be able to develop and expand their network infrastructures and service offerings more efficiently or more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisitions and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than PAETEC.

Changes in technology, service offerings and customer preferences could affect PAETEC’s ability to compete in the marketplace for telecommunications and information services.

PAETEC faces rapid and significant changes in technology. PAETEC’s ability to retain existing customers and attract new customers will be impaired if PAETEC is unable to deliver new technologies and services that have significant customer acceptance, to adopt those new technologies and offer those new services in a timely and effective manner, and to compete successfully against other service providers that introduce the same or similar new technologies and offer substantially similar new services. The telecommunications industry has changed significantly over the past several years and is continuing to evolve rapidly. Emerging technologies and services, such as VoIP applications, broadband services and advanced wireless offerings, are altering the economic conditions under which the telecommunications and information services industry operates. New technologies also could lead to the development of new, more convenient and cost-effective services. In addition, the preferences and requirements of customers are rapidly changing. For example, telecommunications customers are increasingly using wireless forms of communication, such as handheld Internet-access devices and mobile phones. The use of wireless communications has resulted in a decline in the volume of voice traffic carried by traditional wireline telecommunications networks and likely has resulted in a decrease in the average minutes of use generated by customers of wireline communications services providers, including PAETEC. In addition, a significant percentage of residential customers in the United States have stopped subscribing to any landline telephone service and rely exclusively on wireless services, which PAETEC currently does not offer. PAETEC expects these trends to continue.

The development and offering of new services in response to new technologies or consumer demands may require PAETEC to increase its capital expenditures significantly. For instance, PAETEC may be required to convert its existing network to a network using more advanced technology. If PAETEC is unable successfully to install or operate new network equipment or convert its network, or if the technology choices PAETEC makes prove to be incorrect, ineffective or unacceptably costly, PAETEC may not be able to compete effectively. In addition, new technologies may be protected by patents or other intellectual property laws, and, therefore, may be available only to PAETEC’s competitors.

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

As part of PAETEC’s growth strategy, PAETEC seeks to supplement internal expansion through targeted acquisitions. PAETEC is subject to various risks in connection with any acquisitions or series of acquisitions, including the risks that PAETEC:

•

may be unable to realize anticipated cost savings or operating efficiencies, to retain skilled management, technical, sales and back office personnel of acquired companies, to maintain uniform standards, controls, procedures and policies throughout all of its acquired companies, or to manage successfully the risks associated with its entry into new geographical, customer or product markets in which it has little or no experience;

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

Even if acquired companies eventually contribute to an improvement in PAETEC’s operating results or financial condition, the acquisitions may adversely affect PAETEC’s operating results and financial condition in the short term. PAETEC’s operating results may decrease as a result of transaction-related expenses PAETEC records for the period in which it completes an acquisition. PAETEC’s operating results may be further reduced by the higher operating and administrative expenses PAETEC may incur in the periods immediately following an acquisition as PAETEC integrates the acquired business into its operations.

Any significant impairment of PAETEC’s goodwill would lead to a decrease in PAETEC’s assets and a reduction in its net operating performance.

At December 31, 2010, PAETEC had goodwill of approximately $439.6 million, which constituted approximately 21.9% of PAETEC’s total assets at that date. If PAETEC makes changes in its business strategy or if market or other conditions adversely affect its business operations, PAETEC may be forced to record an impairment charge, which would lead to a decrease in the company’s assets and reduction in net operating performance. For 2008, PAETEC recorded a goodwill impairment charge of $355.0 million. PAETEC tests goodwill for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, PAETEC is required to record an impairment change for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. The testing of goodwill for impairment requires PAETEC to make significant estimates about the future performance and cash flows of the company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about PAETEC’s business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

Adverse developments in the credit and capital markets may negatively affect PAETEC’s ability to raise additional capital.

Adverse conditions in the debt security and syndicated loan markets, which have significantly reduced the availability of corporate credit, are continuing to affect the global financial system and equity markets. PAETEC’s ability to access the debt and equity markets may be restricted at a time when it would like, or need, to access such markets. Such reduced access could have an adverse effect on PAETEC’s flexibility to react to changing economic and business conditions. Further, the disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of PAETEC’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

PAETEC’s significant level of debt and interest payment obligations may limit its ability to compete.

As of March 1, 2011, PAETEC had a total of approximately $1,471 million in aggregate principal amount outstanding of indebtedness. This substantial level of indebtedness may have important consequences. For example, it may:

•	make it more difficult for PAETEC to satisfy its financial obligations;

•

require PAETEC to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit PAETEC’s ability to obtain additional financing to expand its business or alleviate liquidity constraints, as a result of financial and other restrictive covenants in its indebtedness;

•	limit PAETEC’s ability to pursue its acquisition strategy;

•	increase PAETEC’s vulnerability to general adverse economic and industry conditions;

•	limit PAETEC’s flexibility in planning for, or reacting to, changes in PAETEC’s business and the industry in which PAETEC operates; and

•	place PAETEC at a competitive disadvantage relative to companies that have less indebtedness.

Covenants under PAETEC’s debt agreements may restrict its future operations.

PAETEC’s senior secured credit facilities and notes indentures impose operating and financial restrictions that limit PAETEC’s discretion on some business matters, which could make it more difficult for PAETEC to expand, finance its operations and engage in other business activities that may be in its interest. These restrictions include compliance with or maintenance of a maximum leverage ratio under PAETEC’s credit facilities, and will limit the ability of PAETEC and its subsidiaries to:

•

incur or guarantee additional indebtedness, pay dividends on, redeem or repurchase PAETEC’s capital stock, create restrictions on dividend and other payments to PAETEC from its subsidiaries, issue or sell stock of subsidiaries, and make investments or repay subordinated indebtedness; and

•

engage in sale-leaseback transactions, sell assets, create liens, enter into transactions with affiliates, engage in a merger or consolidation, or sell, transfer or otherwise dispose of all or substantially all of PAETEC’s assets.

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

To obtain and maintain rights-of-way and similar rights and easements needed to install, operate and maintain fiber optic cable and its other network elements, PAETEC must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. The failure to obtain or maintain any rights-of-way could interfere with PAETEC’s operations, interfere with its network infrastructure and adversely affect PAETEC’s business. For example, if PAETEC loses access to a right-of-way, it may need to spend significant sums to remove and relocate its facilities.

PAETEC and other industry participants are frequently involved in disputes over issues that, if decided adversely to PAETEC, could harm PAETEC’s financial and operational prospects.

PAETEC anticipates that it will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting PAETEC’s business. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol, and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants, including PAETEC, in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to PAETEC’s financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example, traffic originated or terminated on wireless networks or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to PAETEC, the prices PAETEC will pay for those services and facilities, and the regulatory treatment of new technologies and services.

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

Sophisticated back office information systems are vital to PAETEC’s revenue growth and PAETEC’s ability to monitor costs, bill customers, initiate, implement and track customer orders, and achieve operating efficiencies. To increase revenue, PAETEC must select products and services offered by third-party vendors and efficiently integrate those products and services into PAETEC’s existing back office operations. PAETEC may not successfully implement these products, services and systems on a timely basis, and PAETEC’s systems may fail to perform as the company expects. A failure or delay in the expected performance of PAETEC’s back office systems, or a failure or delay in effectively integrating the back office systems of acquired companies with PAETEC’s back office systems, could slow the pace of PAETEC’s expected revenue growth or harm PAETEC’s competitiveness by adversely affecting PAETEC’s service quality, which could lead to a loss of existing customers or a failure to attract and retain new customers. PAETEC’s business could suffer similar harm if incumbent local exchange carriers are permitted under applicable regulation to modify or degrade substantially any existing operational support systems that are used by PAETEC’s back office systems to order network elements or other services, correct service problems, and bill customers.

Network failures or system breaches could cause delays or adversely affect PAETEC’s service quality, which may cause it to lose customers and revenue.

In operating its network, PAETEC must maintain connections for, and manage, a large number of customers and a large quantity of traffic at high speeds. Any failure or perceived failure to achieve or maintain high-speed data transmission could significantly reduce demand for PAETEC’s services and adversely affect PAETEC’s operating results. In the past, PAETEC has experienced outages, such as temporary switch outages, that have prevented it from providing uninterrupted services to some of its customers. Such outages have resulted in lost revenue and could cause PAETEC to lose customers. In the future, PAETEC may experience similar or more severe outages or other network failures or breaches. Computer viruses, break-ins, human error, natural disasters and other problems also may disrupt PAETEC’s network. The network security and stability measures PAETEC implements may be circumvented in the future or otherwise fail to prevent the disruption of PAETEC’s services. The costs and resources required to eliminate computer viruses and other security problems may result in interruptions, delays or cessation of services to PAETEC’s customers, which could result in reduced demand for PAETEC’s services, decrease PAETEC’s revenue and slow PAETEC’s planned expansion.

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

PAETEC owns and leases numerous sales offices, switch sites, collocation sites, and other facilities across its nationwide service area. PAETEC’s corporate headquarters and one of its network operations centers are located in Fairport, New York. The shared facility consists of approximately 100,000 square feet of office space and is occupied under a 20-year lease expiring in April 2021. In December 2010, PAETEC entered into an agreement with the city of Rochester, New York, under which PAETEC will purchase from the city a parcel of land in downtown Rochester and construct a new headquarters building for an estimated total cost of approximately $54 million. The agreement is subject to numerous conditions, contingencies, and approvals, including the receipt of various forms of governmental financial subsidies. For information about the leased facilities, see Note 12 to the consolidated financial statements appearing elsewhere in this report.

PAETEC intends to lease additional sales offices and network equipment sites as it expands. PAETEC believes that necessary space will be available on a commercially reasonable basis to accommodate its anticipated growth.

All owned properties secure PAETEC’s obligations under its senior secured indebtedness, which as of March 1, 2011 totaled $675.0 million in aggregate principal amount outstanding. For information about PAETEC’s indebtedness, see Note 6 to the consolidated financial statements appearing elsewhere in this report.

For additional information about PAETEC’s properties, see “Business—PAETEC’s Business— PAETEC’s Network Architecture and Deployment.”

Item 3.	Legal Proceedings.

In October 2008, PaeTec Communications, Inc. filed a claim in the Supreme Court for the State of New York, County of Monroe, against Lucent Technologies, Inc., Alcatel USA Marketing, Inc. and Alcatel-Lucent, which we refer to collectively as “Alcatel-Lucent,” for reimbursement of costs and fees in connection with a patent infringement case brought against PAETEC by Sprint Communications Company L.P., or “Sprint,” and settled in May 2009. PAETEC’s claim against Alcatel-Lucent alleges that because the Sprint claims arose from the use by PAETEC of Alcatel-Lucent equipment, Alcatel-Lucent has an obligation to defend and indemnify PAETEC pursuant to the contract terms under which it sold the equipment to PAETEC. Alcatel-Lucent has denied the claim and counter-claimed against PAETEC for allegedly unpaid switch software licensing charges, and associated late fees. PAETEC believes that it has meritorious defenses against these counter-claims.

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

2009	High	Low
First Quarter	$1.56	$1.04
Second Quarter	$3.55	$1.37
Third Quarter	$4.04	$2.39
Fourth Quarter	$4.52	$3.19

2010	High	Low
First Quarter	$4.95	$2.93
Second Quarter	$5.30	$3.33
Third Quarter	$4.42	$3.37
Fourth Quarter	$4.35	$3.63

As of March 1, 2011, PAETEC had approximately 458 holders of record of its common stock.

Dividend Policy

PAETEC has not declared or paid cash dividends on its common stock. Future declaration and payment of cash dividends, if any, on PAETEC’s common stock are within the discretion of PAETEC’s board of directors and will be determined in light of factors deemed relevant by the board of directors, including PAETEC’s earnings, operations, capital requirements and financial condition and restrictions in its financing agreements. Under its credit facilities agreement and notes indentures, PAETEC may pay cash dividends on its common stock in excess of specified amounts only if it is not otherwise in default under those agreements and meets specified requirements relating to levels of its cash flows, total and secured indebtedness, interest obligations and other financial measures.

Performance Graph

The following performance graph compares the cumulative total return on PAETEC’s common stock on a year-end basis from March 31, 2007, the last day of the month in which trading of PAETEC’s common stock began on the NASDAQ Global Select Market, through December 31, 2010, with the total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph assumes that the value of the investment was $100 on March 31, 2007, and that all dividends and other distributions were reinvested.

Comparison of Cumulative Total Return

Among PAETEC’s Common Stock, the NASDAQ Composite Index

and the NASDAQ Telecommunications Index

Company / Index	3/31/07	12/31/07	12/31/08	12/31/09	12/31/10
PAETEC Holding Corp	$100.00	$93.03	$13.74	$39.60	$35.69
NASDAQ Composite Index	$100.00	$109.52	$65.12	$93.70	$109.55
NASDAQ Telecommunications Index	$100.00	$108.05	$61.60	$91.32	$94.90

The performance graph will not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that PAETEC specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table provides information about PAETEC’s purchases of its common stock during the fourth quarter of 2010:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1, 2010—October 31, 2010	452,350	$4.23	452,350	$8,869
November 1, 2010—November 30, 2010	466,900	$4.01	466,900	$6,994
December 1, 2010—December 31, 2010	504,011	$3.97	504,011	$—

Quarter ended December 31, 2010	1,423,261	$4.07	1,423,261	$—

(1)	Represents shares of common stock purchased by PAETEC in open-market transactions pursuant to the repurchase program announced on September 9, 2009, which provided for the repurchase from time to time of up to $25.0 million of PAETEC’s common stock, at the company’s discretion, and subject to conditions, through December 2010.
(2)	The dollar values listed in this column include commissions paid to brokers to execute the transactions.
(3)	The repurchase program announced on September 9, 2009 expired on December 31, 2010.

Item 6.	Selected Financial Data

The selected consolidated statements of operations data, consolidated balance sheet data, other financial data and operating data reflect the financial results of PAETEC Corp., as predecessor to PAETEC Holding Corp., and PAETEC Corp.’s wholly-owned subsidiaries for all periods before the completion of PAETEC’s merger with US LEC Corp., or “US LEC,” on February 28, 2007. After February 28, 2007, the accompanying selected data include the accounts of PAETEC Holding Corp. and its wholly-owned subsidiaries, including PAETEC Corp. and PAETEC Corp.’s wholly-owned subsidiaries and US LEC and US LEC’s wholly-owned subsidiaries. After February 8, 2008, the date on which PAETEC completed its acquisition by merger of McLeodUSA Incorporated, or “McLeodUSA,” the accompanying selected data include the foregoing accounts as well as the accounts of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries. As of December 6, 2010, the date on which PAETEC completed its acquisition by merger of Cavalier Telephone Corporation, or “Cavalier,” the accompanying selected data include the foregoing accounts as well as the accounts of Cavalier and Cavalier’s wholly-owned subsidiaries.

The following tables show the selected consolidated statements of operations data, consolidated balance sheet data, other financial data and operating data of PAETEC Corp. as of and for the year ended December 31, 2006, and of PAETEC Holding as of and for the years ended December 31, 2007, 2008, 2009 and 2010. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” appearing elsewhere in this report. The selected consolidated statements of operations data and other financial data for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from PAETEC’s audited consolidated financial statements prepared in accordance with GAAP, which are not included in this report. PAETEC’s historical results are not necessarily indicative of its results for any future period.

You should read the data set forth below together with PAETEC’s consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other financial information appearing elsewhere in this report.

	Year Ended December 31,
	2010 (1)	2009	2008 (2)	2007 (3)	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Network services revenue	$1,245,157	$1,258,489	$1,237,668	$855,833	$460,347
Carrier services revenue	262,749	260,023	271,279	144,924	88,284
Integrated solutions revenue	115,910	61,675	61,433	40,256	37,671

Total revenue	1,623,816	1,580,187	1,570,380	1,041,013	586,302
Cost of sales (exclusive of operating items shown separately below)	808,892	782,389	781,347	491,684	282,169
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	559,673	559,541	572,180	373,715	219,516
Acquisition, integration and separation costs	14,124	—	12,700	3,665	—
Sales and use tax settlement	—	(7,221)	—	—	—
Impairment charge	—	—	355,000	—	—
Leveraged recapitalization related costs	—	—	—	—	15,153
Litigation settlement	—	—	—	—	1,500
Depreciation and amortization	196,543	184,588	174,251	75,237	34,618

Income (loss) from operations	44,584	60,890	(325,098)	96,712	33,346
Debt extinguishment and related costs	7,382	17,891	—	14,558	5,081
Other income, net	(392)	(1,107)	(663)	(4,784)	(4,509)
Interest expense	96,339	74,149	73,663	68,373	27,319
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	—	—	(10,778)

(Loss) income before income taxes	(58,745)	(30,043)	(398,098)	18,565	16,233
(Benefit from) provision for income taxes	(1,004)	(1,354)	89,797	8,037	8,430

Net (loss) income	$(57,741)	$(28,689)	$(487,895)	$10,528	$7,803

(Loss) income allocated to common stockholders (4)	$(57,741)	$(28,689)	$(487,895)	$10,528	$(33,155)

Basic net (loss) income per common share—(4)	$(0.40)	$(0.20)	$(3.48)	$0.12	$(1.05)

Diluted net (loss) income per common share—(4)(5)	$(0.40)	$(0.20)	$(3.48)	$0.10	$(1.05)

35

	As of December 31,
	2010 (1)	2009	2008 (2)	2007 (3)	2006
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$95,533	$152,888	$164,528	$112,601	$46,885

Property and equipment, net	860,782	619,048	638,941	312,032	167,566

Total assets	2,007,938	1,457,580	1,496,520	1,166,356	379,740

Long-term debt and capital lease obligations (including current portion and net of debt discount)	1,448,089	926,057	930,833	795,557	373,786

	Year Ended December 31,
	2010 (1)	2009	2008 (2)	2007 (3)	2006
	(in thousands)
Other Financial Data:

Net cash provided by (used in) financing activities	438,771	(44,061)	127,767	290,275	(8,202)
Net cash provided by operating activities	125,768	152,169	152,131	113,116	53,555
Net cash used in investing activities	(621,894)	(119,748)	(227,971)	(337,675)	(47,862)
Adjusted EBITDA (6)	264,931	256,933	237,725	196,178	91,798

	As of December 31,
	2010 (1)	2009	2008 (2)	2007 (3)	2006
Operating Data:

Geographic markets served (7)	86	84	80	53	29

Number of switches deployed (8)	166	122	118	65	13

Total employees	4,639	3,693	3,685	2,432	1,312

(1)	Includes results of Cavalier as of the Cavalier merger closing date of December 6, 2010.
(2)	Includes results of McLeodUSA after the McLeodUSA merger closing date of February 8, 2008.
(3)	Includes results of US LEC after the US LEC merger closing date of February 28, 2007.
(4)	Basic and diluted net (loss) income per common share for the year ended December 31, 2006 was calculated using the “two-class” method in accordance with Accounting Standards Codification, or “ASC,” Topic 260, Earnings Per Share, by dividing undistributed (loss) income allocated to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period, after giving effect to the participating security, which was PAETEC’s convertible redeemable preferred stock that was outstanding during the period. During the second quarter of 2006, as part of a leveraged recapitalization, PAETEC converted or repurchased all of its outstanding preferred stock. At and after June 30, 2006, there were no participating securities outstanding and, therefore, the “two-class” method of calculating basic and diluted (loss) income per share does not apply to those periods.
(5)	Potential common shares, which under the treasury stock method consist of stock options, warrants, and restricted stock units, and preferred stock assuming the full conversion of such preferred stock, are excluded from the diluted net loss per common share calculations for 2006, 2008, 2009 and 2010 because the effect of their inclusion would have been anti-dilutive. At December 31, 2006, and thereafter, there were no shares of convertible redeemable preferred stock outstanding.

38

(6)	Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net (loss) income, as net (loss) income is calculated in accordance with GAAP:

	Year Ended December 31,
	2010 (1)	2009	2008 (2)	2007 (3)	2006
	(in thousands)
Net (loss) income	$(57,741)	$(28,689)	$(487,895)	$10,528	$7,803
Add back non-EBITDA items included in net (loss) income:
Depreciation and amortization	196,543	184,588	174,251	75,237	34,618
Interest expense, net of interest income	95,911	73,188	71,857	63,607	24,995
(Benefit from) provision for income taxes	(1,004)	(1,354)	89,797	8,037	8,430

EBITDA	233,709	227,733	(151,990)	157,409	75,846
Stock-based compensation	9,716	18,772	22,015	20,546	6,496
Acquisition, integration and separation costs	14,124	—	12,700	3,665	—
Debt extinguishment and related costs	7,382	17,891	—	14,558	5,081
Sales and use tax settlement	—	(7,221)	—	—	—
Gain on non-monetary transaction	—	(242)	—	—	—
Impairment charge	—	—	355,000	—	—
Leveraged recapitalization related costs	—	—	—	—	15,153
Change in fair value of Series A convertible redeemable preferred stock conversion right	—	—	—	—	(10,778)

Adjusted EBITDA	$264,931	$256,933	$237,725	$196,178	$91,798

(7)	Each market represents a geographic area within one of the top 100 U.S. metropolitan statistical areas in which PAETEC offers its network services.
(8)	Switches are computers that connect customers to PAETEC’s network and transmit voice and data communications over the network.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Overview

PAETEC is a competitive broadband communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing business end-user customers in metropolitan areas with a package of integrated broadband services that encompasses data services, including Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of March 1, 2011, PAETEC provided services for over 54,000 business customers in a service area encompassing 86 of the top 100 metropolitan statistical areas.

Business Acquisitions

PAETEC pursues an acquisition strategy to supplement its internal growth. Pursuant to this strategy and as discussed elsewhere in this report, on December 6, 2010, PAETEC completed its acquisition by merger of Cavalier Telephone Corporation, which we refer to as “Cavalier,” which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger. Cavalier is a facilities-based competitive communications services provider that delivers traditional circuit-switched telephony services and Internet Protocol-based communications services to customers in 16 states in the Mid-Atlantic, Southeast and Midwest regions of the United States, as well as in the District of Columbia. Cavalier provides commercial, consumer and government customers and other communications providers with high-quality voice and data communications services that include high-speed and dial-up Internet services, local and long distance telephone services, and transport services. Cavalier maintains one of the most extensive competitive networks in the Eastern United States, with approximately 16,600 route miles of fiber.

On February 8, 2011, PAETEC Holding entered into a merger agreement, by and among PAETEC Holding, XETA Technologies, Inc., which we refer to as “XETA,” and an indirect, wholly-owned subsidiary of PAETEC Holding, pursuant to which XETA will become a wholly-owned subsidiary of PAETEC Holding at the effective time of the merger. Under the merger agreement, XETA’s security holders have the right to receive total merger consideration of approximately $61 million. The merger agreement has been approved unanimously by the board of directors of each of PAETEC Holding and XETA. The consummation of the merger is subject to customary conditions, including approval by the holders of a majority of the outstanding shares of XETA’s common stock entitled to vote on the merger and receipt of any required regulatory approvals.

Indebtedness

To fund its expansion through acquisitions, which began in February 2007 with the US LEC merger and included the acquisition of McLeodUSA in February 2008 and Cavalier in December 2010, PAETEC has increased its borrowings under a variety of debt arrangements. In connection with its acquisition of US LEC in 2007, PAETEC obtained $850 million principal amount of new senior secured credit facilities on February 28, 2007 and applied the proceeds of the facilities primarily to refinance or retire substantially all of the indebtedness of the two companies and to repurchase US LEC’s outstanding preferred stock. In July 2007, PAETEC amended its senior secured credit facilities and prepaid $300 million principal amount of borrowings under those facilities with the proceeds of an offering of $300 principal amount of its 9.5% senior notes due 2015 and cash on hand. In January 2008, PAETEC obtained $100 million principal amount of additional term loans under an incremental facility extended pursuant to its existing credit facilities agreement and applied a portion of the borrowings under that facility toward the redemption of all of McLeodUSA’s outstanding senior secured notes in connection with PAETEC’s acquisition of McLeodUSA.

In June 2009, to strengthen its financial position, PAETEC prepaid $330.5 million principal amount of borrowings under its senior secured credit facilities with the proceeds of an offering of $350 million principal amount of PAETEC Holding’s 8 7/8% senior secured notes due 2017and cash on hand. In January 2010, PAETEC prepaid the remaining $270.2 million principal amount of borrowings under its senior secured credit facilities with the proceeds of an offering of $300 million principal amount of 8 7/8% senior secured notes due 2017. As a result of the two offerings, PAETEC eliminated its outstanding borrowings under its senior secured credit facilities and extended its debt maturities to 2015 and 2017 with limited impact to its cash flow generation capabilities.

In December 2010, PAETEC obtained $450 million principal amount of new 9 7/8% senior notes due 2018 and applied the proceeds to pay the merger consideration and other costs and expenses related to PAETEC’s acquisition of Cavalier, including repayment of substantially all outstanding Cavalier indebtedness.

Trends Affecting Our Business

General Economic Slowdown. Adverse conditions in the global economy in recent years have reduced the availability of corporate credit, negatively affected employment levels and curtailed corporate growth and expansion. These conditions and other factors have contributed to a slowdown of business activity across a broad range of industries. PAETEC believes that the financial and economic pressures faced by its business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. In addition, as a result of the current conditions, PAETEC’s ability to access further the debt and equity markets may be restricted at a time when it would like, or need, to access such markets, which could have an adverse effect on PAETEC’s flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of PAETEC’s common stock, which could make it more difficult or costly for the company to raise capital through an offering of its equity securities.

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

Voice and data traffic historically have traveled over telecommunications networks using incompatible transmission formats. This means that a telecommunications transmission circuit had to be designated to carry either data traffic or voice traffic. As a result, excess capacity on a voice circuit could not be made available to reduce demand on a data circuit. VoIP technology, which allows voice and data traffic to travel interchangeably over the same network, enables more efficient use of the telecommunications networks. Because PAETEC leases the majority of its transmission capacity, the increased efficiency has the potential to reduce significantly PAETEC’s cost of providing services to its customers. PAETEC continues to install equipment and transition its network to take advantage of these new technologies. PAETEC believes that, in operating a network using both traditional voice and newer VoIP technology, it is one of the leading competitive carriers in pursuing the benefits of technological convergence.

As PAETEC’s customers migrate their traditional voice services to VoIP technology, PAETEC is experiencing a decline in usage-based revenues. In addition, the combination of shifting patterns of use and increasing convergence of voice and data traffic could make it harder for PAETEC to sustain and improve its operating margins over the next several years. PAETEC believes that the challenges these trends may present will be offset in part by the efficiencies of operating a data network to which it will increasingly transition its traditional voice services.

Competition; Evolving Regulatory Environment; Industry Consolidation. The telecommunications industry has remained highly competitive in an environment marked by increased deregulation. Market forces and changes in government regulations have required, and may continue to require, PAETEC to reduce rates for some of the services it provides. These trends may reduce PAETEC’s historical rate of revenue growth and continue to exert pressure on its operating margins. PAETEC believes that the relatively long-term nature of its agreements with customers of its network services, which as of March 1, 2011 have an average initial term of 36 months, should reduce the likelihood that it will experience significant, rapid decreases in the rates it charges for its services.

Mergers involving the RBOCs and deregulatory activity favoring RBOCs at both federal and state levels over the past several years have made it more difficult to compete against these larger, financially stronger competitors. Additional regulatory changes that would permit incumbent carriers to materially increase rates charged for interconnecting networks and accessing last mile connections or to reduce PAETEC’s rates for certain network services could make it more difficult for our company to remain competitive.

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

Financial Difficulties Faced by Many Competitive Communications Carriers. Over the last decade, many competitive communications services providers have experienced financial difficulties. These difficulties have led to the general perception that the competitive carrier sector of PAETEC’s industry is marred by instability and financial weakness. This perception makes it harder for PAETEC to gain new customers, raise additional capital and negotiate with vendors. PAETEC has addressed this perception by maintaining cash balances that are generally in excess of its current needs and by managing its growth activities so that its short-term cash flow is not impaired.

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

State regulatory commissions historically have regulated the intrastate access rates imposed by incumbent carriers, but many states had subjected the intrastate access rates of competitive carriers to significantly less regulation. A limited number of states in PAETEC’s geographic markets have always required competitive carriers to mirror the intrastate access rates of the incumbent carrier in that state or mirror interstate rate levels. In recent years, however, several states have implemented new laws or adopted new regulations that limit the intrastate access rates of competitive carriers. Massachusetts, Michigan, New Jersey and Illinois have imposed limits on such intrastate access rates that require the rates to be reduced to match the level of RBOC rates over

41

transition periods of varying lengths. Other state regulatory commissions have pending investigations into intrastate access rates of competitive carriers, while legislation has been proposed in some states to impose similar rate caps. Those proceedings and legislative proposals may result in changes to the intrastate rates, which PAETEC assesses long distance carriers for use of the PAETEC’s in-state networks.

All forms of intercarrier compensation, including exchange access and reciprocal compensation, currently are the subject of a generic proceeding at the FCC designed to reform the way carriers and providers pay other carriers and providers for use of their respective networks.

Integrated Solutions. PAETEC derives revenue from sales to retail end-user customers of telecommunications equipment and software and related services and energy supply services, which the company refers to collectively as its “integrated solutions.”

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

The energy revenue consists primarily of usage-based fees its customers pay for unregulated electricity. Revenues are subject to variability based upon market factors.

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

Impairment Charge

PAETEC assesses the carrying value of its goodwill annually or as events or circumstances change. In accordance with its impairment assessment process, PAETEC recorded a non-cash impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment in that quarter, and recorded an additional non-cash charge of $15.0 million in the fourth quarter of 2008 based on the finalization of that preliminary assessment. The goodwill impairment charges were attributable to weaker economic conditions in PAETEC’s markets. For more information about PAETEC’s impairment review policies, see “—Critical Accounting Policies” below. For information about PAETEC’s goodwill, see Note 5 to the consolidated financial statements appearing elsewhere in this report.

Depreciation and Amortization

Depreciation and amortization include depreciation of PAETEC’s telecommunications network and equipment, computer hardware and purchased software, office equipment, furniture and fixtures, and buildings, as well as amortization of intangible assets.

Acquisition, Integration and Separation Costs

Acquisition, integration and separation costs include external costs directly related to PAETEC’s acquisition activities, such as advisory, legal, accounting, valuation and other professional fees. In addition, such costs include employee severance and benefit costs associated with PAETEC’s acquisition activities.

Debt Extinguishment and Related Costs

PAETEC’s debt extinguishment and related costs include expenses related to the repayment of outstanding term loans under PAETEC’s senior secured credit facilities, costs incurred related to PAETEC’s former interest rate swap agreement and expenses related to the termination of a financing commitment. For information about PAETEC’s debt transactions, see Note 6 to the consolidated financial statements appearing elsewhere in this report.

Interest Expense

Interest expense includes interest due on PAETEC’s long-term debt and capital leases, amortization of debt issuance costs, debt premiums, and debt discounts.

Other Income, Net

Other income, net includes investment income, non-monetary gains on the exchange of reciprocal indefeasible rights of use, or “IRUs,” and other financing income.

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

Stock-Based Compensation

PAETEC’s employees participate in a variety of equity incentive plans. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the Financial Accounting Standards Board, or “FASB,” Accounting Standard Codification, or “ASC,” Topic 718, Compensation—Stock Compensation. PAETEC recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award.

Adjusted EBITDA Presentation

Adjusted EBITDA, as defined by PAETEC for the periods presented in this management’s discussion and analysis, represents net (loss) income before depreciation and amortization, interest expense, provision for

(benefit from) income taxes, stock-based compensation, acquisition, integration and separation costs, debt extinguishment and related costs, sales and use tax settlement, gain on non-monetary transaction and impairment charges. PAETEC’s adjusted EBITDA is not a measure of financial performance under GAAP. This non-GAAP financial measure is used by PAETEC’s management, together with financial measurements prepared in accordance with GAAP such as net (loss) income and revenue, to assess PAETEC’s historical and prospective operating performance.

Management uses adjusted EBITDA to enhance its understanding of PAETEC’s core operating performance, which represents management’s views concerning PAETEC’s performance in the ordinary, ongoing and customary course of its operations. Management historically has found it helpful, and believes that investors have found it helpful, to consider an operating measure that excludes expenses, such as acquisition, integration and separation costs, debt extinguishment and related costs, and impairment charges, relating to transactions not reflective of PAETEC’s core operations. In the future, the company expects that it may again report adjusted EBITDA excluding the items discussed below and may incur expenses similar to the excluded items discussed below. Accordingly, the exclusion of these and other similar items in PAETEC’s non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. Management believes that, for the reasons discussed below, PAETEC’s use of a supplemental financial measure which excludes these expenses facilitates an assessment of PAETEC’s fundamental operating trends and addresses concerns of management and of PAETEC’s investors that these expenses may obscure such underlying trends. Management notes that each of these expenses is presented in PAETEC’s financial statements and discussed in the management’s discussion and analysis section of PAETEC’s reports filed with the Securities and Exchange Commission, so that investors have complete information about the expenses.

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

Management believes that adjusted EBITDA is a particularly useful comparative measure within PAETEC’s industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant charges to earnings, such as those resulting from acquisition, integration and debt restructuring costs, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations. Management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both stock-based compensation and stock-based compensation expense among companies and from period to period, and the subjective assumptions involved in those determinations, excluding stock-based compensation from adjusted EBITDA enhances company-to-company comparisons over multiple fiscal periods. By permitting investors to review both the GAAP and non-GAAP measures, PAETEC and its peers that customarily use similar non-GAAP measures facilitate an enhanced understanding of historical financial results and enable investors to make more meaningful company-to-company comparisons.

PAETEC also provides information relating to its adjusted EBITDA so that analysts, investors and other interested persons have the same data that management uses to assess PAETEC’s core operating performance.

41.3

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

41.4

Results of Operations

The following table presents selected operating data for the fiscal years ended December 31, 2010, 2009 and 2008. The comparison of PAETEC’s operating results for 2010 to PAETEC’s operating results for 2009 is materially affected by PAETEC’s acquisition of Cavalier on December 6, 2010. Cavalier’s operating results are included in PAETEC’s operating results beginning on December 6, 2010. In addition, the following comparison of PAETEC’s operating results for 2009 to PAETEC’s operating results for 2008 is materially affected by PAETEC’s acquisition of McLeodUSA on February 8, 2008. McLeodUSA’s operating results are included in PAETEC’s operating results beginning on February 9, 2008. Because of the significance of each merger transaction, PAETEC’s operating results for 2010, 2009 and 2008 are not directly comparable. PAETEC’s operating results for those years were as follows (dollars in thousands):

	Year Ended December 31,
	2010 (1)		2009		2008 (2)
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:
Network services	$1,245,157	77%	$1,258,489	80%	$1,237,668	79%
Carrier services	262,749	16%	260,023	16%	271,279	17%
Integrated solutions	115,910	7%	61,675	4%	61,433	4%

Total revenue	1,623,816	100%	1,580,187	100%	1,570,380	100%
Cost of sales (3)	808,892	50%	782,389	50%	781,347	50%
Selling, general and administrative expenses (4)	559,673	34%	559,541	35%	572,180	36%
Acquisition, integration and separation costs	14,124	1%	—	*	12,700	1%
Sales and use tax settlement	—	*	(7,221)	*	—	*
Impairment charge	—	*	—	*	355,000	23%
Depreciation and amortization	196,543	12%	184,588	12%	174,251	11%

Income (loss) from operations	44,584	3%	60,890	4%	(325,098)	(21%)
Debt extinguishment and related costs	7,382	*	17,891	1%	—	*
Other income, net	(392)	*	(1,107)	*	(663)	*
Interest expense	96,339	6%	74,149	5%	73,663	5%

Loss before income taxes	(58,745)	(4%)	(30,043)	(2%)	(398,098)	(25%)
(Benefit from) provision for income taxes	(1,004)	*	(1,354)	*	89,797	6%

Net loss	$(57,741)	(4%)	$(28,689)	(2%)	$(487,895)	(31%)

Adjusted EBITDA (5)	$264,931		$256,933		$237,725

*	Less than one percent.
(1)	Includes the results of Cavalier as of the Cavalier merger closing date of December 6, 2010.
(2)	Includes results of McLeodUSA after the McLeodUSA merger closing date of February 8, 2008.
(3)	Exclusive of operating items shown separately below.
(4)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(5)	Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “—Overview—Adjusted EBITDA Presentation” for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

(footnotes continued on following page)

	Year Ended December 31,
	2010 (1)	2009	2008 (2)
Net loss	$(57,741)	$(28,689)	$(487,895)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	196,543	184,588	174,251
Interest expense, net of interest income	95,911	73,188	71,857
(Benefit from) provision for income taxes	(1,004)	(1,354)	89,797

EBITDA	233,709	227,733	(151,990)
Stock-based compensation	9,716	18,772	22,015
Acquisition, integration and separation costs	14,124	—	12,700
Debt extinguishment and related costs	7,382	17,891	—
Sales and use tax settlement	—	(7,221)	—
Gain on non-monetary transaction	—	(242)	—
Impairment charge	—	—	355,000

Adjusted EBITDA	$264,931	$256,933	$237,725

2010 Compared With 2009

Revenue. Total revenue increased $43.6 million, or 2.8%, to $1,623.8 million for 2010 from $1,580.2 million for 2009, primarily because of revenue attributable to acquisitions during 2010, the effect of which was substantially offset by declines in usage-based revenue and non-core POTS revenue. Of total revenue for 2010, revenue from network services, carrier services and integrated solutions accounted for 76.7%, 16.2% and 7.1%, respectively, compared to 79.6%, 16.5% and 3.9%, respectively, for 2009.

Revenue from network services decreased $13.3 million, or 1.1%, to $1,245.2 million for 2010 from $1,258.5 million for 2009. Of total network services revenue for 2010, revenue from core network services, access fee and reciprocal compensation fee revenue related to network services, and non-core POTS revenue related to network services accounted for 91.6%, 5.2% and 3.2%, respectively, compared to 90.7%, 5.7% and 3.6%, respectively, for 2009.

Revenue from core network services decreased $1.3 million, or 0.1%, to $1,140.5 million for 2010 from $1,141.8 million for 2009. For 2010, revenue from monthly recurring fees and usage-based fees accounted for 78.1% and 21.6%, respectively, of revenue from core network services, compared to 76.7% and 22.5%, respectively, of such revenue for 2009. The decrease in core network services revenue primarily resulted from a decline in usage-based revenue and compression associated with the migration of traditional voice customers to newer VoIP technology. The revenue impact of these factors was partially offset by an increase in data revenue generated by increased sales of Dynamic IP and MPLS VPN products and the inclusion of Cavalier’s results.

Access fee revenue and reciprocal compensation included in network services revenue decreased $6.1 million, or 8.6%, to $65.4 million for 2010 from $71.5 million for 2009. Of total access fee revenue and reciprocal compensation included in network services for 2010, revenue from access fees accounted for 91.6% compared to 90.2% for 2009.

Non-core POTS revenue included in network services revenue decreased $5.8 million, or 12.9%, to $39.3 million for 2010 from $45.1 million for 2009. The decrease in non-core POTS revenue primarily resulted from continued customer attrition.

Revenue from carrier services increased $2.7 million, or 1.0%, to $262.7 million for 2010 from $260.0 million for 2009. Of total carrier services revenue for 2010, revenue from core carrier services, access fee and reciprocal compensation fee revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 70.4%, 24.6% and 5.0%, respectively, compared to72.1%, 21.1% and 6.8%, respectively, for 2009.

41.6

Revenue from core carrier services decreased $2.5 million, or 1.3%, to $184.9 million for 2010 from $187.4 million for 2009. The decrease in core carrier services revenue primarily resulted from a decline in usage-based revenue. For 2010, revenue from monthly recurring fees and usage-based fees accounted for 59.8% and 26.8%, respectively, of revenue from core carrier services, compared to 56.1% and 30.9%, respectively, of such revenue for 2009.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $9.6 million, or 17.5%, to $64.5 million for 2010 from $54.9 million for 2009. Of total access fee revenue and reciprocal compensation included in carrier services revenue for 2010, revenue from access fees accounted for 85.8% compared to 77.0% for 2009.

Non-core POTS revenue included in carrier services revenue decreased $4.4 million, or 24.7%, to $13.3 million for 2010 from $17.7 million for 2009. The decrease in non-core POTS revenue primarily resulted from continued customer attrition.

Revenue from integrated solutions services increased $54.2 million, or 87.9%, to $115.9 million for 2010 from $61.7 million for 2009. Of this increase, $44.6 million was attributable to growth in both equipment sales and energy services as a result of business acquisitions during 2010.

Cost of Sales. Cost of sales increased to $808.9 million for 2010 from $782.4 million for 2009, in part because of an increase in special access rates and associated unbundled network element migration costs, increased costs associated with the acquisition of Cavalier, increased costs associated with equipment sales due to the June 2010 acquisition of Quagga Corporation, and costs incurred to procure electricity from market operators on a wholesale basis, the effects of which were partially offset by a decline in the rates associated with variable usage.

Leased transport charges increased to $613.0 million, or 75.8% of cost of sales, for 2010 from $610.6 million, or 78.0% of cost of sales, for 2009.

Usage costs for local and long distance calls decreased to $120.9 million, or 14.9% of cost of sales, for 2010 from $131.0 million, or 16.7% of cost of sales, for 2009. The decrease was primarily attributable to a decline in the average usage rates PAETEC is charged by network providers.

Cost of sales as a percentage of total revenue increased slightly from 49.5% for 2009 to 49.8% for 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $559.7 million for 2010 from $559.5 million for 2009 primarily due to costs associated with higher staffing levels in PAETEC’s sales force and additional growth in headcount from acquisitions during 2010. The impact of these factors was substantially offset by a decrease in stock-based compensation. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.5% for 2010 from 35.4% for 2009, due to initiatives initiated by management during 2010 to align costs more closely with revenue performance and expectations.

Acquisition, Integration and Separation Costs. During 2010, PAETEC recognized approximately $14.1 million of acquisition, integration and separation costs. These costs included acquisition related advisory, legal, accounting, valuation, and other professional fees, as well as costs incurred in connection with employee separations.

Depreciation and Amortization. Depreciation and amortization expense increased to $196.5 million for 2010 from $184.6 million for 2009. The increase was primarily attributable to PAETEC’s network deployment activities.

Debt Extinguishment and Related Costs. During 2010, PAETEC recognized a total of $7.4 million of debt extinguishment and related costs, which represented the elimination of $3.6 million of debt issuance costs and unamortized debt discount associated with the repayment of $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under the company’s senior secured credit facilities with the proceeds from the January 2010 issuance of $300 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 and $0.8 million of costs related to the termination of its interest rate swap agreement. Approximately $3.0 million represented the elimination of unamortized debt issuance costs associated with a financing commitment for senior secured bridge loans which PAETEC terminated upon completion of its offering of the 9 7/8% senior notes in December 2010.

Interest Expense. PAETEC’s average outstanding debt balances increased to $1,019.4 million for 2010 from $941.2 million for 2009, as a result of the December 2010 issuance of $450 million in aggregate principal amount of its 9 7/8% senior notes due 2018 and the January 2010 issuance of $300 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017, which was partially offset by the repayment of the outstanding loans under its senior secured credit facilities from the proceeds of the 8 7/8% senior secured notes issuance. Interest expense increased to $96.3 million for 2010 from $74.1 million for 2009 due primarily to an increase in the average outstanding debt balances and an increase in the average annual borrowing rate. The weighted average annual borrowing rate, including the amortization of the debt discount and debt premium but excluding the amortization of deferred financing costs, for 2010 was 9.1%, compared to 7.7% for 2009.

Income Taxes. PAETEC completed a reorganization involving some of PAETEC Holding’s direct and indirect wholly-owned subsidiaries during 2010. The benefit from income taxes for 2010 reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available.

PAETEC recorded a benefit from income taxes of $1.0 million for the year ended December 31, 2010, which represented an effective tax rate of 1.7%. The difference between the statutory rate and PAETEC’s effective tax rate for the tax year ended December 31, 2010 was primarily attributable to a $6.2 million tax charge to establish a valuation allowance in the current year, the effect of non-deductible stock-based compensation, and the tax impact of the reorganization.

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

PAETEC considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence that historical results provide, PAETEC considered the past three years of combined results on a pro forma basis, including the results of Cavalier beginning on January 1, 2008.

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, PAETEC determined that there are uncertainties relative to its ability to utilize the net deferred income tax assets. In recognition of these uncertainties, PAETEC has provided a valuation allowance of $468.8 million on the net deferred income tax assets as of December 31, 2010. A valuation allowance of $367.9 million existed on the net deferred income tax assets as of December 31, 2009, resulting in a net increase of $100.9 million in the year ended December 31, 2010, of which $6.2 million represents a charge to income tax expense and $94.7 million represents a charge to goodwill as it relates primarily to purchase accounting for the Cavalier acquisition. PAETEC will continue to evaluate the need for a valuation allowance in the future, and if it is determined that its deferred income tax assets are realizable, an adjustment to the valuation allowance will be reflected.

Upon the January 1, 2009 adoption of ASC 805, Business Combinations, changes in deferred tax asset valuation allowances and income tax uncertainties after an acquisition date generally will affect income tax expense, including charges and uncertainties associated with acquisitions that closed prior to the effective date of ASC 805.

As of December 31, 2010, PAETEC had federal NOL carryforwards of approximately $1.3 billion, including approximately $262.9 million of NOL carryforwards acquired as part of the December 6, 2010 acquisition of Cavalier. PAETEC has recorded a deferred income tax asset of approximately $519.8 million reflecting the benefit of federal and state loss carryforwards. If unused, the NOL carryforwards would expire on various dates from 2016 through 2030. Included in the NOL carryforward deferred tax asset above is approximately $457.4 million of deferred tax assets attributable to federal NOLs and $62.4 million of deferred tax assets attributable to state NOLs. In recognition of the uncertainties relative to the utilization of the NOLs, a full valuation allowance has been recorded.

As a result of the realization requirements of ASC 718, Compensation—Stock Compensation, PAETEC’s deferred tax assets at December 31, 2010 do not include approximately $89.8million of excess tax benefits from employee stock option exercises that are a component of PAETEC’s NOL carryforwards. Equity will be increased by approximately $31.4 million if and when such deferred tax assets are ultimately realized for federal income tax purposes. PAETEC uses ordering pursuant ASC 740, Income Taxes, for purposes of determining when excess tax benefits have been realized.

ASC 740 also provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must achieve before being recognized in the financial statements. ASC 740 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific information related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The amount of unrecognized tax benefits from uncertain tax positions, including interest, at December 31, 2010 was $0.8 million, the majority of which, if recognized, would affect the effective tax rate.

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

Revenue from network services increased $20.8 million, or 1.7%, to $1,258.5 million for 2009 from $1,237.7 million for 2008. For 2009, revenue from monthly recurring fees and usage-based fees accounted for 72.3% and 26.6%, respectively, of revenue from network services, compared to 71.6% and 27.8%, respectively, of such revenue for 2008. Revenue from core network services accounted for 72.3% of total revenue for 2009, compared to 70.5% for 2008. Revenue from core network services increased $34.3 million, or 3.1%, to $1,141.8 million for 2009 from $1,107.5 million for 2008. The increase in core network services revenue primarily resulted from a 13.0% increase in PAETEC’s data revenue generated by increased sales of its Dynamic IP and MPLS VPN products, as well as from the inclusion of McLeodUSA’s results for the full 2009 period. Growth of the network services business was affected by lower billable minutes of use, increased pricing pressure, and continued customer attrition, particularly in the non-strategic POTS portion of the business obtained as part of the McLeodUSA acquisition.

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

45

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

Interest Expense. PAETEC’s average outstanding debt balances increased to $933.2 million for 2009 from $878.2 million for 2008, primarily as a result of the $50.0 million principal amount of loans PAETEC obtained in October 2008 under its revolving credit facility and also as a result of PAETEC’s issuance in June 2009 of its 8 7/8% senior secured notes and application of the note proceeds to repay outstanding credit facility term loans. Interest expense increased slightly to $74.1 million for 2009 from $73.7 million for 2008, as the effect of higher debt levels and PAETEC’s issuance in June 2009 of its senior secured notes was offset by a decline in the weighted average annual borrowing rates under PAETEC’s credit facilities and its notes to 7.6% for 2009 from 7.8% for 2008.

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

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, PAETEC determined that there are uncertainties relative to its ability to utilize the net deferred tax assets. In recognition of these uncertainties, PAETEC provided a valuation allowance of $367.9 million on the net deferred income tax assets as of December 31, 2009. A valuation allowance of $368.2 million existed on the net deferred income tax assets as of December 31, 2008, resulting in a net decrease of $0.3 million in the year ended December 31, 2009, of which $7.0 million represented a charge to income tax expense and the offsetting $7.3 million decrease to equity.

As of December 31, 2009, PAETEC had federal NOL carryforwards of approximately $962.7 million, including approximately $300.0 million of NOL carryforwards acquired as part of the February 8, 2008 merger with McLeodUSA. PAETEC recorded a deferred income tax asset of approximately $381.4 million reflecting the benefit of federal and state loss carryforwards. If unused, the NOL carryforwards would expire on various dates from 2016 through 2029. In recognition of the uncertainties relative to the utilization of the federal NOLs, a full valuation allowance has been recorded.

Included in the NOL carryforward deferred tax asset above was approximately $44.4 million of deferred tax assets attributable to state NOLs. Management believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized prior to their expiration. In recognition of this uncertainty, PAETEC provided a valuation allowance of $43.8 million on the deferred tax assets related to the state NOL carryforwards.

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

PAETEC also derives revenue from sales of indefeasible rights to use fiber optic telecommunications network facilities, or “IRUs,” and telecommunications network maintenance arrangements on such IRUs. The revenue from IRUs is recognized over the term of the related lease unless it qualifies as a sales type lease, for which revenue is recognized at the time the sale criteria in ASC 605-976, Real Estate—Retail Land, are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

Integrated Solutions Revenue. PAETEC also derives revenue from sales of telecommunications equipment, software and energy supply services. Equipment revenue consists of fees PAETEC’s customers pay for equipment and for PAETEC’s system design and installation services. PAETEC recognizes equipment revenue upon delivery and acceptance of the equipment. PAETEC derives software revenue through selling and supporting its proprietary telecommunications software. PAETEC recognizes revenue related to software sales upon delivery and acceptance of the software in accordance with ASC 605-985, Software. Support fees include fees for maintenance of PAETEC’s telecommunications software and fees for training the end user in the proper use of PAETEC’s telecommunications software. PAETEC recognizes maintenance fees pro rata over the length of the underlying maintenance contract. PAETEC recognizes training fees after the training obligation has been fulfilled. Energy revenue is derived through the sale of energy supply services. PAETEC recognizes revenue related to energy sales when the service is provided.

Allowance for Doubtful Accounts. To determine its allowance for bad debts, PAETEC uses estimates based on the company’s historical collection experience, its assessment of current industry and economic trends, its customer concentrations and its credit policies. As of December 31, 2010, PAETEC had reserved for $11.0 million of bad debts.

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

Cost of Sales. Costs of sales are composed primarily of network costs, which are costs incurred for leased transport charges and for transmission of voice and data services over other carriers’ networks. These costs consist of both fixed payments and variable amounts based on actual usage and negotiated or regulated contract rates. PAETEC expenses network costs as incurred. These costs include PAETEC’s estimate of charges for which it has not yet received bills, and are based upon the estimated number of transmission lines and facilities PAETEC has in service and its estimated minutes of use based on internal reports. Once PAETEC receives an invoice from a carrier, the company begins a process of reconciling that carrier’s invoice to PAETEC’s internal reports. Once the reconciliation is complete, PAETEC follows contractual terms to dispute any erroneous billing and, ultimately, agrees with the carrier on the final amount due. In some cases, this reconciliation process can take several months to complete. PAETEC may make subsequent adjustments to its estimates after it receives bills for the actual costs it incurs, but PAETEC generally does not expect that these adjustments will be material to its operating results. Accordingly, PAETEC’s accrual for network costs includes estimates for which the reconciliation of the carriers’ invoices to PAETEC’s internal reports has not been completed. Because of the significance of access costs, the complexity of the systems that capture accrual information, and the quantity of negotiated and regulated rates, PAETEC believes that the estimation of network cost accruals is a critical accounting policy. As of December 31, 2010 and 2009, PAETEC had $36.2 million and $27.8 million, respectively, of disputed network invoices and approximately $4.7 million and $8.1 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable on the consolidated balance sheets.

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

PAETEC determines whether the carrying value of its long-lived assets, including property and equipment, and finite-lived intangible assets may not be recoverable based upon the existence of one or more of the foregoing or other indicators of impairment. PAETEC determines if impairment exists relating to long-lived assets by comparing future undiscounted cash flows to the asset’s carrying value. If the carrying value is greater than the undiscounted cash flows, PAETEC measures the impairment as the amount by which the carrying value of the assets exceeds the fair value of the assets. Because of the significance of long-lived assets and finite-lived intangible assets and the judgments and estimates that go into the fair value analysis, PAETEC believes that its policies regarding impairment are critical.

Goodwill and Indefinite-Lived Intangible Assets. In accordance with the provisions of ASC 350, Goodwill and Other Intangible Assets, PAETEC does not amortize goodwill or other acquired intangible assets with indefinite useful lives. PAETEC has identified two reporting units as defined in ASC 350. As of December 31, 2010 and 2009, PAETEC had $439.6 and $300.6 million of goodwill, respectively, with the telecommunications reporting unit accounting for approximately 99% of such goodwill as of the same dates. As of December 31, 2010 and 2009, PAETEC had $2.4 million of intangible assets with indefinite lives, respectively.

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

PAETEC assesses the carrying value of its goodwill during the third quarter of each fiscal year. The annual assessment of the carrying value of PAETEC’s reporting units undertaken with respect to 2010, 2009 and 2008 indicated that goodwill was not impaired as of July 1, 2010, 2009 and 2008, respectively.

In accordance with ASC 350, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by ASC 350, which could potentially reduce the fair value of the reporting unit below its carrying value. During the third quarter of 2008, PAETEC experienced a significant decline in market capitalization as a result of a decrease in the market price of its common stock as reported on the NASDAQ Global Select Market. The decline in market capitalization occurred after PAETEC’s announcement in August 2008 that its operating results for the second quarter of 2008 would be lower than expected. Some factors contributing to this performance below expectations included less robust billable minutes of use, an increase in customer attrition rates, and continued pricing pressures resulting from competitive product offerings and customer demands for price reductions in connection with contract renewals. PAETEC determined that these factors combined with the overall general decline in the economy and financial markets were an indicator that a goodwill impairment test was required pursuant to ASC 350. As a result, PAETEC completed step one of the impairment process and concluded that the fair values of some of its reporting units were less than the carrying values. For those reporting units whose fair values were less than the carrying values, PAETEC conducted step two of the impairment process and determined that the fair value of each reporting unit’s goodwill was less than the carrying value and concluded that goodwill was impaired. PAETEC recorded a non-cash goodwill impairment charge of $340.0 million in the third quarter of 2008 based on a preliminary assessment. In the fourth quarter of 2008, management finalized the assessment in connection with the preparation of the company’s audited financial statements and recorded an additional non-cash charge of $15.0 million. Approximately 95% of the goodwill impairment charge was attributed to the telecommunications reporting unit. The $355.0 million impairment charge is representative of the cumulative impairment charges since PAETEC adopted ASC 805.

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

The changes in the carrying value of goodwill from January 1, 2009 through December 31, 2010 were as follows (in thousands):

Balance as of January 1, 2009 and December 31, 2009	$300,597
Goodwill related to the acquisition of Cavalier	112,363
Goodwill related to other acquisitions	26,596

Balance as of December 31, 2010	$439,556

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

50

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

Business Combinations. PAETEC accounts for businesses acquired subsequent to January 1, 2009 using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. PAETEC records the underlying net assets at their respective acquisition-date fair values. As part of this process, PAETEC identifies and attributes values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statement of operations beginning on the respective business’s acquisition date.

Previously, PAETEC accounted for businesses acquired using the purchase method of accounting. PAETEC allocated the total cost of an acquisition, including certain acquisition-related costs, to the underlying net assets based on their respective estimated fair values.

Derivatives. ASC 815, Derivatives and Hedging, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive loss, and requires PAETEC formally to document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Sources and Uses of Cash. PAETEC’s cash flows for 2010, 2009 and 2008 were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$125,768	$152,169	$152,131
Net cash used in investing activities	$(621,894)	$(119,748)	$(227,971)
Net cash provided by (used in) financing activities	$438,771	$(44,061)	$127,767

The $26.4 million decrease in cash flows from operating activities for 2010 compared to 2009 was primarily attributable to a $27.4 million decrease in net income adjusted for non-cash items, which was offset by a $1.0 million increase in working capital. Cash flows from operating activities for 2009 were consistent with those for 2008, with a $33.3 million increase in net income adjusted for non-cash items being offset by a $33.3 million decrease in working capital.

PAETEC’s investing activities for 2010 consisted primarily of activities related to the acquisition of Cavalier and the purchase and installation of property and equipment. PAETEC’s investing activities for 2009 consisted primarily of activities related to the purchase and installation of property and equipment. PAETEC’s investing activities for 2008 consisted primarily of activities related to the acquisition of McLeodUSA and the purchase and installation of property and equipment.

Net cash provided by financing activities of $438.8 million for 2010 was primarily related to the January 2010 issuance and sale of $300.0 million in aggregate principal amount of PAETEC Holding’s 8 7/8% senior secured notes due 2017, which we refer to as the “8 7/8% senior secured notes,” and the December 2010 issuance and sale of $450 million in aggregate principal amount of 9 7/8% senior notes due 2018, which we refer to as the “9 7/8% senior notes,” by a wholly-owned subsidiary of PAETEC Holding and the subsequent assumption by PAETEC Holding of the subsidiary’s obligations and agreements in respect of the 9 7/8% senior notes. The effects of these note issuances were partially offset by the payment of debt issuance costs incurred in connection with each sale. See “Indebtedness” below for information about the application of the proceeds of these note issuances. Net cash used in financing activities of $44.1 million for 2009 was primarily related to the repayment of $330.5 million principal amount of borrowings under PAETEC’s senior secured credit facilities with the proceeds of its June 2009 offering of $350 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017, the payment of debt issuance costs incurred in connection with such sale, and the repayment of $20.0 million in aggregate principal amount of loans outstanding under PAETEC’s revolving credit facility. Net cash provided by financing activities for 2008 of $127.8 million was primarily related to $100 million of borrowings incurred under PAETEC’s incremental term loan facility, a portion of which was applied toward the redemption of McLeodUSA’s outstanding senior secured notes in connection with the McLeodUSA acquisition, and $50.0 million of borrowings under PAETEC’s revolving credit facility.

Contractual Obligations and Commitments. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases. As of December 31, 2010, PAETEC was party to letters of credit totaling $7.8 million. PAETEC does not expect any material losses from the resolution of these letters of credit since performance is not likely to be required.

The following table sets forth PAETEC’s future contractual obligations and commercial commitments as of December 31, 2010:

Contractual Obligations

(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,425,530	$130	$25,165	$300,043	$1,100,192
Capital lease obligations	45,805	10,603	27,270	5,931	2,001
Operating leases	203,220	40,685	65,399	41,843	55,293
Purchase obligations	180,413	144,866	31,950	3,597	—
Other long-term liabilities	78,822	—	27,116	14,714	36,992

Total	$1,933,790	$196,284	$176,900	$366,128	$1,194,478

The long-term debt obligations in the table above do not include scheduled interest payments on the $25 million aggregate principal amount under PAETEC’s variable-rate revolving credit facility outstanding at December 31, 2010, which are generally based on the London interbank offered rate, or “LIBOR,” and on the $1,400 million aggregate principal amount under PAETEC’s senior notes and senior secured notes outstanding at December 31, 2010. PAETEC projects interest payments on such indebtedness to be $136.1 million for fiscal 2011, $135.5 million for fiscal 2012, $135.4 million for fiscal 2013 and 2014, $119.7 million for fiscal 2015, and $216.1 million thereafter.

Indebtedness. At December 31, 2010, PAETEC had approximately $1,448.1 million of total indebtedness, net of an unamortized discount of $23.2 million. The overall weighted average annual interest rate, including the amortization of the debt discount and debt premium but excluding the amortization of deferred financing costs, was 9.1%. Of this total indebtedness, an aggregate principal amount of $300.0 million was outstanding under the PAETEC Holding’s 9.5% senior notes due 2015, an aggregate principal amount of $650.0 million was outstanding under the PAETEC Holding’s 8 7/8% senior secured notes due 2017, an aggregate principal amount of $450 million was outstanding under PAETEC Holding’s 9 7/8% senior notes due 2018, an aggregate principal amount of $25.0 million was outstanding under the company’s revolving credit facility, and an aggregate of $46.3 million consisted of capital leases and other indebtedness.

On January 12, 2010, PAETEC Holding issued and sold $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes at an offering price of 100.528% of their principal amount, plus accrued interest from December 31, 2009, in an offering not subject to the registration requirements of the Securities Act of 1933. Immediately following the issuance and sale in January 2010 of the 8 7/8% senior secured notes, the company had $650.0 million in aggregate principal amount of its 8 7/8% senior secured notes outstanding. PAETEC applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities and to pay $8.3 million of fees incurred in connection with the termination of the remaining $265.0 million notional amount of its swap agreement in effect as of January 12, 2010. PAETEC paid a total of approximately $9.0 million of offering fees and expenses. The 8 7/8% senior secured notes issued in this offering accrue interest at a rate of 8.875% per year from December 31, 2009. Interest is payable semi-annually in cash in arrears on June 30 and December 31 of each year. The 8 7/8% senior secured notes will mature on June 30, 2017.

On December 2, 2010, a wholly-owned subsidiary of PAETEC Holding issued and sold $450 million in aggregate principal amount of its 9 7/8% senior notes due 2018 at an offering price of 96.674% of their principal amount, in an offering not subject to the registration requirements of the Securities Act of 1933. On December 2, 2010, the gross proceeds of approximately $435 million received from this offering, together with certain additional amounts, were deposited into a segregated escrow account. As described below under “—Unrestricted Subsidiary,” on December 6, 2010, PAETEC Holding assumed the subsidiary’s obligations and agreements in respect of the notes, the escrow arrangements were terminated, and the proceeds of the offering were disbursed from the escrow account and used, together with cash on hand, to pay the merger consideration and other costs and expenses related to PAETEC’s acquisition of Cavalier, including repayment of substantially all outstanding Cavalier indebtedness. The 9 7/8% senior notes issued in this offering accrue interest at a rate of 9.875% per year from December 2, 2010. Interest is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on June 1, 2011. The 9 7/8% senior notes will mature on December 1, 2018.

As of December 31, 2010, PAETEC’s senior secured credit facilities available pursuant to its credit agreement consisted of the following:

•

a term loan credit facility under which no term loans were outstanding and under which PAETEC could obtain incremental term loans, subject to conditions, in an aggregate principal amount of up to approximately $65.0 million under one or more incremental facilities; and

•

a revolving credit facility under which PAETEC could obtain from time to time revolving loans of up to an aggregate principal amount of $50.0 million outstanding at any time, of which $25.0 million principal amount of revolving loans were outstanding.

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement for its senior credit facilities, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00. PAETEC was in compliance with this financial covenant as of December 31, 2010.

See Note 6 to PAETEC’s consolidated financial statements appearing elsewhere in this report for additional information regarding PAETEC’s indebtedness.

Operating Lease Obligations. PAETEC has entered into various non-cancelable operating lease agreements, with expiration dates through 2030, for office space and equipment. Some of these leases have free or escalating rent payment provisions. PAETEC recognizes rent expense under these leases on a straight-line basis. The company began occupying its current corporate headquarters in January 2001 under a 20-year lease agreement. PAETEC expects that its annual rental payments under the lease will increase to approximately $2.0 million for the last ten years of the lease term. PAETEC’s rental payments under the lease were $2.0 million for 2010.

In December 2010, PAETEC entered into an agreement with the city of Rochester, New York, under which PAETEC will purchase from the city a parcel of land in downtown Rochester and construct a new headquarters building for an estimated total cost of approximately $54 million. The agreement is subject to numerous conditions, contingencies, and approvals, including the receipt of various forms of governmental financial subsidies.

Purchase Obligations. PAETEC’s purchase obligations as of December 31, 2010 represent non-cancelable contractual obligations for equipment and services and minimum commitments under data and voice contracts with certain carriers.

Other Long-Term Liabilities. Included in PAETEC’s long-term liabilities as of December 31, 2010, the majority of which the company anticipates will not require payments during the periods presented or thereafter, are deferred revenues, tax contingency reserve and deferred rent credits.

Stock Repurchase Program. In 2009, PAETEC Holding’s board of directors authorized the repurchase of up to $25.0 million of PAETEC Holding’s outstanding common stock through December 31, 2010, subject to conditions. PAETEC Holding was permitted to repurchase shares from time to time, at its discretion, on the open market or in private transactions. The repurchase program did not obligate PAETEC Holding to repurchase any specific number of shares.

During 2010, PAETEC Holding repurchased, at fair market value and on the open market, a total of 4,033,036 shares of its common stock at a total cost of approximately $16.1 million. In connection with the repurchases, PAETEC Holding paid commissions totaling approximately $0.1 million. The authorized stock repurchase program expired on December 31, 2010.

Capital and Cash Requirements. PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $125.1 million in 2010. PAETEC anticipates that its capital expenditures in 2011 will total approximately $195.0 million. PAETEC expects to fund all of its 2011 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of December 31, 2010, PAETEC had entered into agreements with vendors to purchase approximately $32.0 million of equipment and services, of which PAETEC expects $25.1 million to be delivered and payable in 2011, $4.2 million in 2012 and $2.7 million in 2013.

PAETEC may seek to purchase some of its outstanding 9.5% senior notes due 2015, some of its outstanding 8 7/8% senior secured notes and/or some of its outstanding 9 7/8% senior notes for cash in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions and the discount, if any, at which the notes may be purchased, PAETEC’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such purchases may be material.

PAETEC believes that cash on hand, cash flow from operations, and amounts expected to be available under its revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in this report. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC seeks to acquire other businesses or to accelerate the expansion of its business, it may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Further, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, PAETEC’s outstanding senior notes and senior secured notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

Unrestricted Subsidiary

In November 2010, PAETEC Holding formed PAETEC Escrow Corporation, a Delaware corporation and wholly-owned subsidiary of PAETEC Holding, which we refer to as “PAETEC Escrow,” solely for the purpose of issuing the 9 7/8% senior notes. PAETEC Escrow was designated as an “unrestricted subsidiary” for purposes of PAETEC Holding’s indentures governing the 9.5% senior notes and 8 7/8% senior secured notes.

The indenture governing the 9 7/8% senior notes limited the activities of PAETEC Escrow to issuing the 9 7/8% senior notes, issuing capital stock to PAETEC Holding and receiving capital contributions from PAETEC Holding, performing its obligations with respect to the 9 7/8% senior notes under the indenture and related agreements and completing the assumption by PAETEC Holding of all obligations of PAETEC Escrow under the 9 7/8% senior notes, the indenture and the related registration rights agreement, which we refer to as the “notes assumption.” The gross proceeds of PAETEC Escrow’s sale of the 9 7/8% senior notes, together with certain additional amounts, were deposited on December 2, 2010 into a segregated escrow account. Upon the satisfaction of specified escrow conditions on December 6, 2010, including the acquisition of Cavalier by PAETEC Holding, the notes assumption was completed and the proceeds from the sale of the 9 7/8% senior notes were released from escrow and used in connection with the acquisition.

No separate financial information has been provided in this report for PAETEC Escrow, because PAETEC Escrow did not conduct any operations and had no material assets, other than the amounts that were deposited in the escrow account from December 2, 2010 until December 6, 2010, and because all of PAETEC Escrow’s obligations were assumed by PAETEC Holding at the time of the notes assumption. On December 29, 2010, PAETEC Escrow was merged with and into PAETEC Corp, a wholly-owned subsidiary of PAETEC Holding.

Recently Issued Accounting Standards

In December 2010, the FASB issued Accounting Standards Update, or “ASU,” 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires reporting entities with zero or negative carrying amounts of goodwill to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for impairment tests performed during an entity’s fiscal year, and interim periods within those years, beginning after December 15, 2010. PAETEC does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires reporting entities that present comparative financial statements to present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period. The guidance also expands the supplementary pro forma disclosures to include additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. PAETEC chose to early adopt this guidance effective January 1, 2010.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two is available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. PAETEC does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that include Software Elements. This ASU amends accounting and reporting guidance under ASC 605-985 to exclude from its scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 will be effective for fiscal years beginning on or after June 15, 2010. PAETEC does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company uses to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and, from time to time, the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on variable-rate debt. PAETEC repaid all of its variable-rate debt outstanding under its senior secured credit facilities in January 2010 with the proceeds of the offering of $300.0 million in aggregate principal amount of PAETEC Holding’s 8 7/8% senior secured notes due 2017, as described in Note 6 to the consolidated financial statements appearing elsewhere in this report.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-46 and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2010, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (the “COSO Framework”). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010, based on the COSO Framework. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of U.S Energy Partners LLC (“U.S. Energy”), Quagga Corporation (“Quagga”), and Cavalier Telephone Corporation and its subsidiaries (collectively, “Cavalier”), which the Company acquired on February 28, 2010, June 7, 2010 and December 6, 2010, respectively. At December 31, 2010 and for the period from March 1, 2010 through December 31, 2010, total assets and total revenues subject to U.S. Energy’s internal control over financial reporting represented 0.7% and 1.5% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of December 31, 2010 and for the year ended December 31, 2010. At December 31, 2010 and for the period from June 8, 2010 through December 31, 2010, total assets and total revenues subject to Quagga’s internal control over financial reporting represented 2.1% and 1.3% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of December 31, 2010 and for the year ended December 31, 2010. At December 31, 2010 and for the period from December 6, 2010 through December 31, 2010, total assets and total revenues subject to Cavalier’s internal control over financial reporting represented 28.3% and 1.4% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of December 31, 2010 and for the year ended December 31, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of PAETEC’s internal control over financial reporting, as stated in its report which is include in Item 8 of this annual report.

PAETEC Holding Corp.

March 16, 2011	By:	/s/ ARUNAS A. CHESONIS
	Name:	Arunas A. Chesonis
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 16, 2011	By:	/s/ KEITH M. WILSON
	Name:	Keith M. Wilson
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Executive Officers and Directors” in Part I, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, referred to as the “2011 proxy statement,” which we will file with the SEC on or before 120 days after our 2010 fiscal year-end, and which appears in the 2011 proxy statement under the captions “Election of Directors (Proposal 1)” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics, which we refer to as our Code of Business Conduct, is available on our web site, at www.paetec.com, by clicking on “Investors” and then on “Corporate Governance.” To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation.

Information required by this Item 11 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Election of Directors (Proposal 1)—Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item 12 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Security Ownership” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Election of Directors (Proposal 1)” and “Transactions With Related Persons.”

Item 14.	Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) The following consolidated financial statements of PAETEC Holding Corp. appear on pages F-2 through F-44 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

PAETEC Holding Corp.—as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income:

PAETEC Holding Corp.—for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity:

PAETEC Holding Corp.—for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows:

PAETEC Holding Corp.—for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule is filed as part of this report and is set forth on page F-45:

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

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 12, 2010, by and among PAETEC Holding Corp. (“PAETEC Holding”), Cairo Acquisition Corp., Cavalier Telephone Corporation, and M/C Venture Partners V, L.P. as Stockholder Representative. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on September 13, 2010 and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated February 8, 2011, among PAETEC Holding, Hera Corporation and XETA Technologies, Inc. (including form of Voting Agreement). Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 10, 2011 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of PAETEC Holding. Filed as Exhibit 3.1 to the Current Report on Form 8-K of PAETEC Holding filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the Current Report on Form 8-K of PAETEC Holding filed on March 10, 2009 and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4
(SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3.1	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC Corp. (“US LEC”). Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3.2	Form of Amendment No. 1 to PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3.2 to the Annual Report on Form 10-K of PAETEC Holding for the year ended December 31, 2009 and incorporated herein by reference.

4.4.1	PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.7 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.4.2	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.6 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.5.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, with respect to the 9.5% senior debt securities (including the form of Global Note thereunder). Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Description

4.5.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.5.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

4.5.4	Third Supplemental Indenture, dated as of December 18, 2009, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.5.4 to the Annual Report on Form 10-K of PAETEC Holding for the year ended December 31, 2009 and incorporated herein by reference.

4.5.5	Fourth Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

*4.5.6	Fifth Supplemental Indenture, dated as of June 22, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities.

*4.5.7	Sixth Supplemental Indenture, dated as of October 15, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities.

*4.5.8	Seventh Supplemental Indenture, dated as of December 6, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities.

4.5.9	Eighth Supplemental Indenture, dated as of December 6, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee, with respect to senior debt securities. Filed as Exhibit 4.5 to the Current Report on Form 8-K of PAETEC Holding filed on December 6, 2010 (the “December 6, 2010 Form 8-K”) and incorporated herein by reference.

4.6.1	Indenture, dated as of June 29, 2009, among PAETEC Holding, the Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities (including the form of Global Note thereunder). Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 29, 2009 (the “June 29, 2009 Form 8-K”) and incorporated herein by reference.

4.6.2	First Supplemental Indenture, dated as of January 12, 2010, between PAETEC Holding and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on January 12, 2010 (the “January 12, 2010 Form 8-K”) and incorporated herein by reference.

4.6.3	Officers’ Certificate of PAETEC Holding dated January 12, 2010 relating to the issuance of the 8 7/8% senior secured debt securities. Filed as Exhibit 4.3 to the January 12, 2010 Form 8-K and incorporated herein by reference.

4.6.4	Second Supplemental Indenture, dated as of March 5, 2010, between PAETEC Holding and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.4 to the Annual Report on Form 10-K of PAETEC Holding for the year ended December 31, 2009 and incorporated herein by reference.

Exhibit Number	Description

4.6.5	Third Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.2.4 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 (the “May 2010 Form 10-Q”) and incorporated herein by reference.

4.6.6	Fourth Supplemental Indenture, dated as of June 22, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.1 to Amendment No. 1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-167138) and incorporated herein by reference.

*4.6.7	Fifth Supplemental Indenture, dated as of October 15, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities.

*4.6.8	Sixth Supplemental Indenture, dated as of December 6, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities.

4.6.9	Seventh Supplemental Indenture, dated as of December 6, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6 to the December 6, 2010 Form 8-K and incorporated herein by reference.

4.7.1	Indenture, dated as of December 2, 2010, among PAETEC Holding and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of Note thereunder, with respect to 9 7/8% senior debt securities. Filed as Exhibit 10.1 to the December 6, 2010 Form 8-K and incorporated herein by reference.

4.7.2	First Supplemental Indenture, dated as of December 6, 2010, among PAETEC Escrow Corporation, PAETEC Holding and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.2 to the December 6, 2010 Form 8-K and incorporated herein by reference.

4.7.3	Second Supplemental Indenture, dated as of December 6, 2010, among PAETEC Holding, PAETEC Escrow Corporation and the other Initial Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.3 to the December 6, 2010 Form 8-K and incorporated herein by reference.

10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

Exhibit Number	Description

10.3.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding, filed on May 15, 2008 and incorporated herein by reference.

10.4	Registration Rights Agreement, dated as of June 29, 2009, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc. Filed as Exhibit 4.2 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.5	Registration Rights Agreement, dated as of January 12, 2010, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. Filed as Exhibit 4.2 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.6.1	Registration Rights Agreement, dated as of December 2, 2010, among PAETEC Holding, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated. Filed as Exhibit 10.2 to the Current Report on Form 8-K of PAETEC Holding filed on December 2, 2010 and incorporated herein by reference.

10.6.2	Joinder Agreement, dated December 6, 2010, among PAETEC Holding and the Subsidiary Guarantors parties thereto. Filed as Exhibit 4.4 to the December 6, 2010 Form 8-K and incorporated herein by reference.

10.7.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.7.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.7.3	Second Amendment and Waiver to Credit Agreement, dated as of May 29, 2009, among PAETEC Holding, as Borrower, the lenders parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other agents parties thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 4, 2009 and incorporated herein by reference.

10.7.4	Third Amendment to the Credit Agreement, dated as of January 12, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.7.5	Fourth Amendment to the Credit Agreement, dated as of April 15, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

Exhibit Number	Description

10.7.6	First Lien Intercreditor Agreement, dated as of June 29, 2009, among PAETEC Holding, PAETEC Holding’s subsidiaries, as the other Grantors, Deutsche Bank Trust Company Americas, as Collateral Agent for the First Lien Secured Parties referred to therein and as Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon, as the Initial Additional First Lien Authorized Representative, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.3 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.7.7	Amended and Restated Security Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, as Assignors, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.4 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.7.8	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.7.9	Amended and Restated Pledge Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.5 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.8.1	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and Arunas A. Chesonis. Filed as Exhibit 10.4 to the May 2010 Form 10-Q and incorporated herein by reference.

10.8.2	Form of Executive Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Executive Vice Presidents of PAETEC Holding, including Mario DeRiggi, Robert D. Moore, Jr. and Mary K. O’Connell. Filed as Exhibit 10.5 to the May 2010 Form 10-Q and incorporated herein by reference.

10.8.3	Form of Senior Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis and Laurie L. Zaucha. Filed as Exhibit 10.5 to the May 2010 Form 10-Q and incorporated herein by reference.

10.8.4	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and each of Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.9	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC Corp.’s Registration Statement on Form S-1
(SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC Corp.’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

Exhibit Number	Description

10.10.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.11.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

Exhibit Number	Description

10.13.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.13.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on May 20, 2008 and incorporated herein by reference.

10.14.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.3	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 8, 2009 and incorporated herein by reference.

10.14.4	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.6	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.14.7	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.8	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

*10.15	PAETEC Holding Corp. Annual Performance Bonus Plan.

10.16	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

10.17.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8
(SEC File No. 333-149130) and incorporated herein by reference.

10.17.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers. Filed as Exhibit 10.18.2 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.17.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

Exhibit Number	Description

10.18.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.18.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

10.20	Form of Indemnity Agreement between McLeodUSA Incorporated and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.21	Form of Indemnification Agreement between PAETEC Holding and certain of its directors. Filed as Exhibit 10.22 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.22	Form of Indemnification Agreement between PAETEC Holding and certain of its officers. Filed as Exhibit 10.23 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.24	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors. Filed as Exhibit 10.24 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

*12.1	Statement of Computation of Ratios of Earnings to Fixed Charges

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PAETEC Holding Corp.

Fairport, New York

We have audited the internal control over financial reporting of PAETEC Holding Corp. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control-Integrated issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in management’s annual report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting the following: U.S. Energy Partners, which was acquired on February 28, 2010 and whose financial statements constitute 0.7% and 1.5% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2010; Quagga Corporation, which was acquired on June 7, 2010 and whose financial statements constitute 2.1% and 1.3% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2010; and Cavalier Telephone Corporation, which was acquired on December 6, 2010 and whose financial statements constitute 28.3% and 1.4% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2010. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error of fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed and unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph relating to the acquisition of Cavalier Telephone Corporation on December 6, 2010 and the acquisition of McLeodUSA Incorporated on February 8, 2008.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PAETEC Holding Corp.

Fairport, New York

We have audited the accompanying consolidated balance sheets of PAETEC Holding Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statement present fairly in all material respects, the financial position of PAETEC Holding Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion.

As discussed in Note 1 to the consolidated financial statements, the Company acquired Cavalier Telephone Corporation on December 6, 2010 and the Company acquired McLeod USA Incorporated on February 8, 2008.

/s/ DELOITTE & TOUCHE LLP

Rochester, New York

March 16, 2011

PAETEC Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$95,533	$152,888
Accounts receivable, net of allowance for doubtful accounts of $11,044 and $11,892, respectively	253,175	201,308
Deferred income taxes	10,801	8,365
Prepaid expenses and other current assets	27,584	22,380

Total current assets	387,093	384,941
Property and equipment, net	860,782	619,048
Goodwill	439,556	300,597
Intangible assets, net	279,691	134,647
Other assets, net	40,816	18,347

Total assets	$2,007,938	$1,457,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,169	$63,528
Accrued expenses	36,954	34,885
Accrued payroll and related liabilities	20,373	34,512
Accrued taxes	48,897	37,203
Accrued commissions	22,532	18,180
Accrued capital expenditures	13,707	8,625
Accrued interest	17,278	13,376
Deferred revenue	82,232	62,215
Current portion of long-term debt and capital lease obligations	10,733	4,786

Total current liabilities	354,875	277,310
Long-term debt and capital lease obligations	1,437,356	921,271
Other long-term liabilities	78,822	59,939

Total liabilities	1,871,053	1,258,520

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $.01 par value; 300,000,000 authorized shares at December 31, 2010 and December 31, 2009, 144,026,358 shares issued and outstanding at December 31, 2010, 145,284,100 shares issued and outstanding at December 31, 2009	1,440	1,453
Additional paid-in capital	766,948	771,369
Accumulated deficit	(631,503)	(573,762)

Total stockholders’ equity	136,885	199,060

Total liabilities and stockholders’ equity	$2,007,938	$1,457,580

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2010, 2009 and 2008

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Network services revenue	$1,245,157	$1,258,489	$1,237,668
Carrier services revenue	262,749	260,023	271,279
Integrated solutions revenue	115,910	61,675	61,433

Total revenue	1,623,816	1,580,187	1,570,380
Cost of sales (exclusive of operating items shown separately below)	808,892	782,389	781,347
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	559,673	559,541	572,180
Acquisition, integration and separation costs	14,124	—	12,700
Sales and use tax settlement	—	(7,221)	—
Impairment charge	—	—	355,000
Depreciation and amortization	196,543	184,588	174,251

Income (loss) from operations	44,584	60,890	(325,098)
Debt extinguishment and related costs	7,382	17,891	—
Other income, net	(392)	(1,107)	(663)
Interest expense	96,339	74,149	73,663

Loss before income taxes	(58,745)	(30,043)	(398,098)
(Benefit from) provision for income taxes	(1,004)	(1,354)	89,797

Net loss	(57,741)	(28,689)	(487,895)
Other comprehensive income (loss):
Change in fair value of hedge instruments, net of income taxes	—	6,947	(13,403)

Comprehensive loss	$(57,741)	$(21,742)	$(501,298)

Basic and diluted net loss per common share	$(0.40)	$(0.20)	$(3.48)

Basic and diluted weighted average common shares outstanding	145,345,301	143,371,462	140,210,860

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010, 2009 and 2008

(Amounts in Thousands, Except Share Amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
BALANCE, January 1, 2008	$1,031	$(1,063)	$216,550	$(5,619)	$(57,178)	$153,721
Issuance of shares in connection with McLeodUSA merger	400	—	493,371	—	—	493,771
Issuance of shares in connection with other acquisitions, 75,000 shares	1	—	648	—	—	649
Assumption of options and warrants in connection with McLeodUSA merger	—	—	26,828	—	—	26,828
Exercise of stock options and warrants, 3,053,164 shares	30	—	14,282	—	—	14,312
Excess tax benefits from employee stock option exercises	—	—	396	—	—	396
Costs of registering securities	—	—	(292)	—	—	(292)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	(58)	(34)	—	—	(92)
Stock-based compensation expense	—	—	22,015	—	—	22,015
Shares issued under employee stock purchase plan	6	—	1,421	—	—	1,427
Repurchase of common stock	(59)	—	(12,951)	—	—	(13,010)
Retirement of treasury stock	—	1,121	(1,121)	—	—	—
Net loss	—	—	—	—	(487,895)	(487,895)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	(13,403)	—	(13,403)

BALANCE, December 31, 2008	1,409	—	761,113	(19,022)	(545,073)	198,427
Exercise of stock options and warrants, 1,048,595 shares and vesting of restricted stock units, 6,689,167 shares	79	—	2,080	—	—	2,159
Costs of registering securities	—	—	(80)	—	—	(80)
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	(23)	—	(6,794)	—	—	(6,817)
Stock-based compensation expense	—	—	18,772	—	—	18,772
Shares issued under employee stock purchase plan	7	—	1,709	—	—	1,716
Repurchase of common stock	(19)	—	(5,431)	—	—	(5,450)
Net loss	—	—	—	—	(28,689)	(28,689)
Change in fair value of interest rate swaps, net of income taxes	—	—	—	6,947	—	6,947
Reclassification to debt extinguishment and related costs for reduction in notional amount of swap agreement	—	—	—	4,531	—	4,531
Reclassification to debt extinguishment and related costs for discontinuance of hedge accounting treatment	—	—	—	7,544	—	7,544

BALANCE, December 31, 2009	1,453	—	771,369	—	(573,762)	199,060
Exercise of stock options and warrants, 936,014 shares and vesting of restricted stock units, 1,819,083 shares	27	—	2,022	—	—	2,049
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	(6)	—	(2,383)	—	—	(2,389)
Stock-based compensation expense	—	—	9,716	—	—	9,716
Shares issued under employee stock purchase plan	6	—	2,287	—	—	2,293
Repurchase of common stock	(40)	—	(16,063)	—	—	(16,103)
Net loss	—	—	—	—	(57,741)	(57,741)

BALANCE, December 31, 2010	$1,440	$—	$766,948	$—	$(631,503)	$136,885

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(Amounts in Thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(57,741)	$(28,689)	$(487,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	196,543	184,588	174,251
Amortization of debt issuance costs	5,167	2,214	2,062
Amortization of debt discount	1,457	1,548	1,006
Bad debt expense	10,577	17,055	10,597
Stock-based compensation expense	9,716	18,772	22,015
Sales and use tax settlement	—	(7,221)	—
Gain on non-monetary transaction	—	(242)	—
(Gain) loss on disposal of property and equipment	(294)	(15)	195
Deferred income taxes	(1,342)	(3,234)	87,557
Debt extinguishment and related costs	6,626	13,360	—
Impairment charge	—	—	355,000
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(8,820)	(15,520)	(13,829)
Prepaid expenses and other current assets	(370)	(8,631)	3,423
Other assets	(4,011)	(26)	5,435
Accounts payable	(5,253)	(25,161)	(2,849)
Accrued expenses	(10,667)	(16,729)	(16,537)
Accrued payroll and related liabilities	(19,584)	6,333	9,061
Accrued taxes	(5,414)	7,851	(613)
Accrued commissions	2,942	1,175	707
Accrued interest	3,855	55	(334)
Deferred revenue	2,381	4,686	2,879

Net cash provided by operating activities	125,768	152,169	152,131

INVESTING ACTIVITIES:
Purchases of property and equipment	(125,076)	(121,511)	(119,492)
Acquisitions, net of cash received—Cavalier	(457,664)	—	—
Acquisitions, net of cash received—other acquisitions	(38,094)	(125)	(2,101)
Acquisitions, net of cash received—McLeodUSA	(75)	(197)	(115,497)
Purchase of short-term investments	(1,972)	—	—
Proceeds from sale of short-term investments	1,972	—	3,412
Proceeds from settlement of restricted cash	(504)	2,652	4,873
Proceeds from disposal of property and equipment	651	892	1,780
Software development costs	(1,132)	(1,459)	(946)

Net cash used in investing activities	(621,894)	(119,748)	(227,971)

FINANCING ACTIVITIES:
Repayments of long-term debt	(284,379)	(362,576)	(17,675)
Payment for debt issuance costs	(24,317)	(10,930)	(1,395)
Proceeds from long-term borrowings	761,617	337,921	144,400
Repurchase of common stock/stock options	(16,103)	(5,450)	(13,010)
Payment for registering securities	—	(80)	(292)
Proceeds from exercise of stock options, warrants and purchase plans	4,342	3,875	15,739
Payment of tax withholding on vested stock units	(2,389)	(6,821)	—

Net cash provided by (used in) financing activities	438,771	(44,061)	127,767

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,355)	(11,640)	51,927
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	152,888	164,528	112,601

CASH AND CASH EQUIVALENTS, END OF YEAR	$95,533	$152,888	$164,528

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$87,270	$71,000	$71,420

Cash paid for income taxes	$728	$2,015	$2,609

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrued property and equipment expenditures	$25,867	$14,171	$19,153

Treasury stock retirement	$—	$—	$1,121

Tenant incentive leasehold improvements	$1,713	$1,673	$955

Fair value of assets acquired in business acquisition	$—	$—	$661,338

Liabilities assumed in business acquisition	$—	$—	$140,090

Equity consideration issued in business acquisition	$—	$—	$521,248

Accrued business acquisition costs/contingent consideration	$7,499	$282	$668

Equipment purchased under capital leases	$38,668	$15,996	$5,789

See notes to consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

1.	DESCRIPTION OF BUSINESS

Nature of Business

PAETEC Holding Corp. (“PAETEC Holding”) is a Delaware corporation that, through its subsidiaries, provides broadband communications services, including data and Internet access services, local telephone services and domestic and international long distance services, primarily to business end-user customers.

On February 8, 2008, PAETEC Holding completed its combination by merger (the “McLeodUSA merger”) with McLeodUSA Incorporated (“McLeodUSA”), which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger. On December 6, 2010, PAETEC Holding completed its combination by merger (the “Cavalier merger”) with Cavalier Telephone Corporation (“Cavalier”), which became a wholly-owned subsidiary of PAETEC Holding upon completion of the merger (Note 3).

The accompanying historical consolidated financial statements and notes reflect the financial results of PAETEC Holding and PAETEC’s wholly-owned subsidiaries. For the period beginning on February 9, 2008, the accompanying historical consolidated financial statements and notes include the financial results of McLeodUSA and McLeodUSA’s wholly-owned subsidiaries. For the period beginning on December 6, 2010, the accompanying historical consolidated financial statements and notes include the financial results of Cavalier and Cavalier’s wholly-owned subsidiaries.

References to the “Company” in these Notes to Consolidated Financial Statements are to PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries.

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

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets consist of prepaid services, insurance, maintenance contracts and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Employee-related costs directly related to network construction and enhancements are capitalized. Interest is also capitalized in connection with network construction. The capitalized labor and interest related to each asset is recorded as part of such asset and is amortized over the asset’s estimated useful life.

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets, the Company does not amortize goodwill or other acquired intangible assets with indefinite useful lives. The Company has identified two reporting units as defined in ASC 350. Goodwill is assessed for impairment at least annually, based upon the Company’s estimate of the fair value of each reporting unit. As of December 31, 2010 and 2009, the Company had $2.4 million of indefinite-lived intangible assets.

The Company assesses the carrying value of its goodwill as of July 1 of each fiscal year. In accordance with ASC 350, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by ASC 350, which could potentially reduce the fair value of the reporting unit below its carrying value. The annual assessments of the carrying value of the Company’s reporting units for the years ended December 31, 2010, 2009 and 2008 indicated that the value of the recorded goodwill was not impaired. An interim assessment of the carrying value of the Company’s reporting units, performed as of September 30, 2008, indicated that the value of recorded goodwill was impaired, resulting in the Company recording a $355.0 million impairment charge for the year ended December 31, 2008. The $355.0 million impairment charge is representative of the cumulative impairment charges since PAETEC adopted ASC Topic 805, Business Combinations.

Intangible assets with finite lives consist mainly of acquired customer relationships. These customer relationships intangible assets are amortized between 2 and 14 years using an accelerated amortization method. The finite-lived intangible assets are reviewed for possible impairment in accordance with ASC 360, Property, Plant, and Equipment. Additional information concerning the Company’s goodwill and other intangible assets is provided in Note 5.

Long-Lived Assets—The Company has a policy to review the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment charge for long-lived assets has been recorded in the accompanying consolidated financial statements for the year ended December 31, 2010, 2009 or 2008.

Software Development Costs—Software development costs incurred subsequent to establishing technological feasibility through general release of the software products are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Capitalized costs will be amortized on a product-by-product basis, with annual amortization being the greater of (1) the ratio of current product gross revenues to the total of current and anticipated future product gross revenues or (2) the straight-line method over the product’s remaining estimated economic life, including the current reporting period. Amortization begins once the associated software product is available for general release to customers. The unamortized balance of capitalized software was $5.8 million and $3.7 million as of December 31, 2010 and 2009, respectively. Amortization expense related to these costs was $1.4 million, $1.0 million and $0.7 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes—The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. In addition, the Company has adopted the provisions of ASC 740, Income Taxes, which provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that the income tax positions must achieve before being recognized in the financial statements.

Other Assets—Other assets consist primarily of debt issuance costs, deposits and miscellaneous other assets. Debt issuance costs are amortized over the term of the related debt instruments and are recorded as interest expense.

Self-Insurance Reserve—The Company is self-insured for certain losses related to insurance, although it maintains stop-loss coverage with third party insurers to limit exposures. The estimate of its self-insurance liability contains uncertainty since the Company must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and claims for incidents incurred but not reported as of the balance sheet date. When estimating its self-insurance liability, the Company considers a number of factors which include, but are not limited to, historical claim experience and known claims not yet paid. The Company has not made any material changes in the accounting methodology used to establish its self-insurance liabilities during the three-year period ended December 31, 2010.

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

The Company also derives revenue from sales of indefeasible rights to use fiber optic telecommunications network facilities, or “IRU,” and telecommunications network maintenance arrangements on such IRUs. The revenue from IRUs is recognized over the term of the related lease unless it qualifies as a sales type lease, for which revenue is recognized at the time the sale criteria in ASC 605-976, Real Estate—Retail Land, are met. Base annual revenue for telecommunications network maintenance is recognized on a straight-line basis over the term of the contract. Additional services provided under these contracts are recognized as the services are performed.

The Company also derives revenue from sales of telecommunications equipment, software and energy supply services. Equipment revenue consists of fees paid for equipment and for system design and installation services. Equipment revenue is recognized upon delivery and acceptance of the equipment. Software revenue is derived through selling and supporting the Company’s proprietary telecommunications software. Revenue related to software sales is recognized upon delivery and acceptance of the software in accordance with ASC 605-985, Software. Support fees include fees for maintenance of the Company’s telecommunications software and fees for training the end user in the proper use of the telecommunications software. Maintenance fees are recognized pro rata over the length of the underlying maintenance contract. Training fees are recognized after the training obligation has been fulfilled. Energy revenue is derived through the sale of energy supply services. The Company recognizes revenue related to energy sales when the service is provided.

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

The Company records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in its consolidated statements of operations and comprehensive loss.

Deferred Revenue—Deferred revenue as of December 31, 2010 and 2009 consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
Monthly recurring transport charges billed in advance	$57,960	$48,276
Deferred software maintenance revenue	8,175	6,327
Non-recurring service activation and installation fee revenue	4,799	4,839
Deferred indefeasible rights to use revenue	2,850	2,144
Other deferrals	8,448	629

Current deferred revenue	82,232	62,215
Non-current deferred indefeasible rights to use revenue	36,326	28,532
Other non-current deferred revenue	4,423	4,426

Total deferred revenue	$122,981	$95,173

Cost of Sales—Cost of sales consists primarily of leased transport charges, usage costs for local and long distance calls, costs associated with equipment sales, software implementation costs, and the costs incurred in procuring electricity from the market operators on a wholesale basis. Leased transport charges are the payments the Company makes to lease the telephone and data transmission lines it uses to connect customers to the Company’s network and to connect the Company’s network to the networks of other carriers. Usage costs for local and long distance calls are the costs incurred to connect the Company’s switching centers to each other, or for calls made by customers that are terminated on the networks of other carriers. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. As of December 31, 2010 and 2009, the Company had $36.2 million and $27.8 million, respectively, of disputed network invoices and approximately $4.7 million and $8.1 million, respectively, of recorded reserves related to disputed balances recorded in accounts payable in the consolidated balance sheets.

Selling, General and Administrative Expenses—The Company’s selling, general and administrative expenses include selling and marketing, customer service, billing, facility expenses, corporate administration, engineering personnel and other personnel costs.

Stock-Based Compensation—ASC 718, Compensation—Stock Compensation, requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718 requires that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. See Note 9 for additional information on stock-based compensation.

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

Financial Instruments—The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying value of the Company’s financial instruments does not materially differ from the estimated fair values as of December 31, 2010 and December 31, 2009 except for debt. The fair values of the Company’s debt instruments are as follows:

•

As of December 31, 2010, the $450.0 million principal amount of the Company’s 9 7/8% senior notes due 2018 had an estimated fair market value of approximately $463.5 million, the $650.0 million principal amount of the Company’s 8 7/8% senior secured notes due 2017 had an estimated fair market value of approximately $695.5 million, and the $300.0 million principal amount of the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $311.3 million. At

December 31, 2009, the $270.2 million outstanding under the Company’s senior credit facilities had an estimated fair market value of approximately $258.1 million. At December 31, 2009, the $350.0 million outstanding under the Company’s 8 7/8% senior secured notes due 2017 had an estimated fair market value of approximately $354.4 million, and the $300.0 million outstanding under the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $288.8 million. The estimated market values as of December 31, 2010 and 2009 are based on year-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, year-end closing market prices can vary widely depending on volume traded by any given securities firm and other factors. See Note 6 for further information regarding the Company’s long-term debt obligations.

•

The Company is also a party to letters of credit totaling $7.8 million and $7.3 million as of December 31, 2010 and 2009, respectively. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance under these letters of credit is not likely to be required.

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

Business Combinations. The Company accounts for businesses acquired subsequent to January 1, 2009 using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. The Company records the underlying net assets at their respective acquisition-date fair values. As part of this process, the Company identifies and attributes values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statement of operations beginning on the respective business’s acquisition date.

Previously, the Company accounted for businesses acquired using the purchase method of accounting. The Company allocated the total cost of an acquisition, including certain acquisition-related costs, to the underlying net assets based on their respective estimated fair values.

Derivatives—ASC 815, Derivatives and Hedging, allows the gains and losses of a derivative to offset related results on the hedged item in the consolidated statements of operations and comprehensive loss, and requires the Company formally to document, designate and assess the effectiveness of transactions that receive hedge accounting.

Derivatives are recognized on the consolidated balance sheet at fair value. The Company’s freestanding derivative instruments are evaluated for hedge accounting at inception and evaluated for effectiveness at least quarterly throughout the hedge period. These derivatives are designated as hedges of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The effective portion of the derivative’s gain or loss is initially reported as a component of comprehensive loss and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

Interest rate swap agreements are periodically used by the Company to reduce exposure to fluctuations in the interest rates on its variable-rate debt. These agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the agreements are recorded in net loss or other comprehensive loss, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company’s variable-rate debt. In connection with its senior secured credit facilities, the Company had interest rate swaps as of December 31, 2009 (Note 6). As a result of the Company’s January 2010 issuance and sale of $300.0 million principal amount of its 8 7/8% senior secured notes due 2017 (Note 6), management determined that at December 31, 2009 it was no longer appropriate to designate the derivative as a hedge instrument. The discontinuation of hedge accounting resulted in a reclassification of $7.5 million from accumulated other comprehensive loss to debt extinguishment and related costs in the accompanying 2009 consolidated statements of operations and comprehensive loss.

Comprehensive Loss—Comprehensive loss includes all changes in stockholders’ equity during a period, except for changes resulting from investments by owners and distributions to owners. In the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2010, 2009 and 2008, comprehensive loss includes the Company’s net loss and also includes the change in the market value, net of income taxes, of derivative hedge instruments of $6.9 million and $13.4 million for the years ended December 31, 2009 and 2008, respectively.

Recently Issued Accounting Standards—In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires reporting entities with zero or negative carrying amounts of goodwill to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for impairment tests performed during an entity’s fiscal year, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires reporting entities that present comparative financial statements to present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period. The guidance also expands the supplementary pro forma disclosures to include additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company chose to early adopt this guidance effective January 1, 2010.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two is available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that include Software Elements. This ASU amends accounting and reporting guidance under ASC 605-985 to exclude from its scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 will be effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.	ACQUISITIONS

Acquisition of Cavalier

On December 6, 2010, the Company completed its acquisition by merger of Cavalier Telephone Corporation (“Cavalier”), a facilities-based competitive communications services provider that delivers traditional circuit-switched telephony services and IP-based communications services to customers in 16 states in the Mid-Atlantic, Southeast and Midwest regions of the United States, as well as in the District of Columbia. On the closing date, Cavalier continued in existence as a wholly-owned subsidiary of PAETEC Holding.

Cavalier provides commercial, consumer and government customers and other communications providers with high-quality voice and data communications services that include high-speed and dial-up Internet services, local and long distance telephone services, and transport services. Cavalier maintains one of the most extensive competitive networks in the Eastern United States, with approximately 16,600 route miles of fiber.

The purchase price for the acquisition was approximately $489.8 million in cash. The merger was accounted for as an acquisition of Cavalier by PAETEC using the acquisition method in accordance with ASC 805. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the allocation of the purchase price to the assets acquired, net of cash acquired of $32.1 million, and liabilities assumed as of the closing of the Cavalier acquisition on December 6, 2010:

Assets acquired	(in thousands)
Current assets	$45,911
Property and equipment	229,772
Intangible assets subject to amortization
Customer relationships	159,400
Other	800
Other assets	2,058
Goodwill	112,363

Total assets acquired	550,304
Liabilities assumed
Current liabilities	77,147
Long-term debt and capital lease obligations	2,788
Other non-current liabilities	12,705

Total liabilities assumed	92,640

Purchase price, net of cash acquired	$457,664

The amounts allocated to the Cavalier assets acquired and liabilities assumed are preliminary pending completion of the final valuations.

Reasons for Cavalier Acquisition

PAETEC believes that the following expected benefits of its proposed acquisition of Cavalier will enhance PAETEC’s ability to compete with incumbent carriers and other communications providers (unaudited):

•

Strategic Benefits. The acquisition of Cavalier increases PAETEC’s network footprint by adding approximately 16,600 fiber route miles, permitting PAETEC to operate with a deeper network throughout its Mid-Atlantic, Midwest and Southeastern service areas by expanding its network and collocation facilities, allowing PAETEC to expand and diversify its customer base by adding Cavalier’s federal government customers to PAETEC’s existing base consisting primarily of businesses and institutions, and enhancing PAETEC’s service coverage and customer-service capabilities by providing PAETEC with additional intercity and metropolitan fiber optic network coverage, as well as additional switches, collocations, and network operating centers and data centers.

•

Operational Benefits. PAETEC expects that the acquisition of Cavalier will create opportunities for savings in cost of sales by increasing utilization of network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased facilities to the combined company’s fiber optic network. PAETEC also expects savings from reductions in selling, general and administrative expenses, including compensation and benefits costs.

Supplemental Pro Forma Information (Unaudited)—Cavalier Acquisition

The amounts of Cavalier’s revenue and net loss included in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2010, and the revenue and net loss of the combined entity had the acquisition date been January 1, 2010, or January 1, 2009, are as follows (in thousands):

	Revenue	Net loss from continuing operations
Actual from December 6, 2010 through December 31, 2010	$23,359	$(4,214)
Supplemental pro forma from January 1, 2010 through December 31, 2010	$1,965,813	$(74,774)
Supplemental pro forma from January 1, 2009 through December 31, 2009	$1,988,201	$(57,961)

The pro forma information presents the combined operating results of the Company and Cavalier, with the results prior to the merger closing date adjusted to include the pro forma effect of the elimination of transactions between the Company and Cavalier, the elimination of combined historical transaction costs of approximately $20.2 million directly related to the acquisition of Cavalier by the Company, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property and equipment and intangible assets, the elimination of historical interest expense on Cavalier’s pre-merger indebtedness, the inclusion of interest expense related to Company borrowings used to fund the acquisition (Note 6), and the amortization of debt issuance costs related to such borrowings.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized or incurred and reflected in the accompanying consolidated financial statements for the year ended December 31, 2010. Certain cost savings have resulted or may result from the Cavalier merger, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Acquisition of Assets and Certain Liabilities of Formula Telecom Solutions, Inc.

On December 28, 2010, the Company completed the acquisition of assets and certain liabilities of Formula Telecom Solutions, Inc. (“FTS”), a wholly-owned subsidiary of FTS, Ltd., a global provider of billing, customer care and policy control solutions for communications and content service providers. The purchase price for the acquisition was $13.0 million in cash. The transaction was accounted for as an acquisition of FTS by PAETEC using the acquisition method in accordance with ASC 805.

Acquisition of Quagga Corporation

On June 7, 2010, the Company completed its acquisition of Quagga Corporation (“Quagga”), a privately-held corporation organized under the laws of the State of California. On the closing date, Quagga continued in existence as a direct wholly-owned subsidiary of PAETEC Corp.

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

The purchase price for the acquisition was approximately $25.5 million in cash, including an estimated $6.2 million of contingent consideration to be paid over the 24 months following the acquisition closing date. The merger was accounted for as an acquisition of Quagga by PAETEC using the acquisition method in accordance with ASC 805. The aggregate transaction value, net of cash acquired, was $25.5 million.

Acquisition of U.S. Energy Partners

On February 28, 2010, the Company completed its acquisition of U.S. Energy Partners LLC (“U.S. Energy Partners”), a privately-held New York limited liability company. On the closing date, U.S. Energy Partners continued in existence as a direct wholly-owned subsidiary of PAETEC Corp.

U.S. Energy Partners sells electricity to industrial, commercial, public authority and residential customers in New York State on National Grid, New York State Electric & Gas Corporation and the Rochester Gas and Electric Corporation local distribution company systems as an energy service company.

The purchase price for the acquisition was approximately $7.3 million in cash, including an estimated $1.9 million of contingent consideration to be paid over the 24 months following the acquisition closing date. The merger was accounted for as an acquisition of U.S. Energy Partners by PAETEC using the acquisition method in accordance with ASC 805. The aggregate transaction value, net of cash acquired, was $6.9 million.

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

The Company expected that the McLeodUSA merger would make the Company a more efficient competitor in providing a broad range of communications services and would result in various strategic and operational benefits to the Company, including the following (unaudited):

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

Supplemental Pro Forma Information (Unaudited)—McLeodUSA Acquisition

The following pro forma consolidated results of operations of the Company assume that the McLeodUSA merger was completed as of January 1, 2008 (in millions, except per share data):

Year Ended December 31, 2008
Revenues	$1,624.7
Net loss	$(507.9)
Basic and diluted net loss per common share	$(3.52)

The pro forma information presents the combined operating results of the Company and McLeodUSA, with the results prior to the merger closing dates adjusted (1) to include the pro forma effect of the elimination of transactions between the Company and McLeodUSA, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property and equipment and intangible assets, the redemption of the McLeodUSA senior secured notes and the replacement of the indebtedness represented by the McLeodUSA senior secured notes with $100 million of new borrowings under the incremental term loan facility (Note 6) at the Company’s weighted average borrowing rate, and (2) to reflect the effect of income taxes on the pro forma adjustments using the Company’s effective income tax rate.

The pro forma consolidated basic and diluted loss per share for the year ended December 31, 2008 is based on the consolidated basic and diluted weighted average common shares of PAETEC Holding and McLeodUSA. The historical basic and diluted weighted average shares were converted using the merger exchange ratio.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs, other than those actually realized or incurred and reflected in the accompanying consolidated financial statements for the year ended December 31, 2008. Certain cost savings have resulted or may result from the McLeodUSA merger, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Acquisition, Integration and Separation Costs

PAETEC has incurred merger-related costs of $9.7 million during the year ended December 31, 2010. These costs included advisory, legal, accounting, valuation, and other professional fees. In accordance with ASC 805-40, merger-related costs are expensed in the period in which the costs are incurred and the services are received. These amounts are recorded as part of acquisition, integration and separation costs in the accompanying consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2010 and 2008, the Company recorded $4.4 million and $12.1 million, respectively, of integration and separation costs primarily related to employee separations associated with acquisitions, and additional separation costs associated with certain involuntary employee separations.

The following table summarizes the changes in the obligations recognized by the Company in connection with the integration and separation costs and related activity for the periods ended December 31, 2010 and 2009:

	Beginning Balance January 1, 2010	Additions	Payments	Ending Balance December 31, 2010
	(in thousands)
Integration and separation costs	$2,025	$4,445	$2,660	$3,810

	Beginning Balance January 1, 2009	Additions	Payments	Ending Balance December 31, 2009
	(in thousands)
Integration and separation costs	$8,701	$—	$6,676	$2,025

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
Communications networks	$1,112,615	$803,674
Computer hardware and purchased software	167,101	138,281
Equipment	55,316	40,966
Office equipment, furniture and fixtures	91,621	75,751
Construction-in-progress	41,264	11,583
Land and buildings	46,436	41,632

	1,514,353	1,111,887
Accumulated depreciation	(653,571)	(492,839)

Property and equipment, net	$860,782	$619,048

Construction-in-progress as of December 31, 2010 and December 31, 2009 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 totaled $164.5 million, $152.6 million and $142.0 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2009 to December 31, 2010 were as follows (in thousands):

Balance as of January 1, 2009 and December 31, 2009	$300,597
Goodwill related to the Cavalier merger	112,363
Goodwill related to other acquisitions	26,596

Balance as of December 31, 2010	$439,566

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

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortized intangible assets:
Customer-related	$376,343	$(111,029)	$265,314	11 years
Technology-based	1,953	(1,520)	433	5 years
Capitalized software development costs	9,242	(3,477)	5,765	4 years
Technology license	5,164	(1,721)	3,443	5 years
Trade name	2,800	(464)	2,336	6 years

Total	395,502	(118,211)	277,291	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$397,902	$(118,211)	$279,691

	December 31, 2009			Weighted Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortized intangible assets:
Customer-related	$205,603	$(82,395)	$123,208	10 years
Technology-based	1,953	(1,186)	767	5 years
Capitalized software development costs	5,810	(2,093)	3,717	4 years
Technology license	5,164	(689)	4,475	5 years
Trade name	200	(120)	80	5 years

Total	218,730	(86,483)	132,247	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$221,130	$(86,483)	$134,647

Intangible asset amortization expense for the years ended December 31, 2010, 2009 and 2008 was $31.7 million, $31.7 million and $31.9 million, respectively.

Gross intangible assets as of December 31, 2010 included $159.4 million for customer relationship intangible assets (12 year weighted average useful life), $0.7 million for trade names, and $0.1 million for software acquired from Cavalier. Gross intangible assets also include a $5.0 million customer relationship intangible asset from the Quagga acquisition and $1.4 million for the acquired Quagga trade name. The Company also recorded $4.6 million for a customer relationship intangible asset, $2.2 million for acquired software, and $0.5 million for the trade name acquired through the FTS acquisition. Lastly, with the U.S. Energy Partners acquisition, the Company acquired a $1.7 million customer relationship intangible asset. These amounts are based on the Company’s preliminary allocations of the purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable closing dates. The Company estimates that future aggregate amortization expense related to intangible assets as of December 31, 2010 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2011	$57,726
2012	47,687
2013	37,962
2014	30,515
2015	23,333
Thereafter	80,068

Total	$277,291

6.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt as of December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
8 7/8% Senior Secured Notes due 2017	$650,000	$350,000
Unamortized discount on 8 7/8% Senior Secured Notes due 2017, net	(8,435)	(11,320)
9 7/8% Senior Notes due 2018	450,000	—
Unamortized discount on 9 7/8% Senior Notes due 2018	(14,811)	—
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	25,000	270,232
Unamortized discount on senior secured credit facilities	—	(1,470)
Capital lease obligations	45,805	18,615
Other	530	—

Total debt	1,448,089	926,057
Less: current portion	(10,733)	(4,786)

Long-term debt	$1,437,356	$921,271

Principal payments on long-term debt are as follows (in thousands):

Year Ending December 31,
2011	$10,733
2012	40,448
2013	11,987
2014	4,030
2015	301,944
Thereafter	1,102,193

Total	$1,471,335

Senior Secured Notes

On June 29, 2009, PAETEC Holding entered into an indenture, dated as of June 29, 2009, as supplemented from time to time, by and among PAETEC Holding, the subsidiary guarantors named therein, and The Bank of New York Mellon, as trustee, pursuant to which the PAETEC Holding issued and sold $350.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017. The Company sold the 8 7/8% senior secured notes at an offering price of 96.549% of the principal amount of the senior secured notes in an offering not subject to the registration requirements of the Securities Act. The closing of the sale took place on June 29, 2009. The Company applied the proceeds of the offering, together with cash on hand, to repay approximately $330.5 million principal amount of outstanding term loans under the Company’s existing senior secured credit facilities and to pay related fees and expenses. On November 3, 2009, in accordance with registration rights granted to the purchasers of the 8 7/8% senior secured notes, the Company completed an exchange offer of the 8 7/8% senior secured notes for notes with substantially identical terms registered under the Securities Act.

On January 12, 2010, PAETEC Holding issued and sold an additional $300.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 pursuant to the 8 7/8% senior secured notes indenture. Immediately following the issuance and sale of the senior secured notes, PAETEC Holding had $650.0 million in aggregate principal amount of its 8 7/8% senior secured notes due 2017 outstanding under the 8 7/8% senior secured notes indenture. The Company sold the $300.0 million of 8 7/8% senior secured notes at an offering price of 100.528% of the principal amount of the senior secured notes, plus accrued interest from December 31, 2009, in an offering not subject to the registration requirements of the Securities Act. The Company applied a portion of the gross proceeds of $301.6 million it received from the offering to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its existing senior secured credit facilities and to pay $8.3 million of fees incurred in connection with the termination of the remaining $265.0 million notional amount of its swap agreement in effect as of January 12, 2010. The Company paid a total of approximately $9.0 million of offering fees and expenses. On July 26, 2010, in accordance with registration rights granted to the purchasers of the $300.0 million of senior secured notes, the Company completed an exchange offer of the senior secured notes for notes with substantially identical terms registered under the Securities Act.

The 8 7/8% senior secured notes accrue interest at a rate of 8.875% per year. Interest is payable semi-annually in cash in arrears on June 30 and December 31 of each year. The 8 7/8% senior secured notes will mature on June 30, 2017.

The Company may redeem some or all of the 8 7/8% senior secured notes, at any time before June 30, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the 8 7/8% senior secured notes, at any time on or after June 30, 2013, at specified redemption prices declining to 100% of their principal amount. In addition, before June 30, 2012, the Company may redeem up to 35% of the aggregate principal amount of the 8 7/8% senior secured notes at a redemption price of 108.875% of their principal amount with the net cash proceeds of certain equity offerings. If the Company undergoes certain kinds of changes of control, or sells certain of its assets and does not either (1) apply the net sale proceeds to repay indebtedness under the Company’s senior secured credit facilities, the 8 7/8% senior secured notes or other indebtedness secured on a first-priority basis or (2) reinvest the net sale proceeds in its business, the Company may be required to offer to purchase 8 7/8% senior secured notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of a sale of assets. Accrued and unpaid interest on the 8 7/8% senior secured notes would also be payable in each of the foregoing events of redemption or purchase.

The 8 7/8% senior secured notes are PAETEC Holding’s general senior obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness, including amounts outstanding from time to time under PAETEC Holding’s existing senior secured credit facilities and PAETEC Holding’s senior unsecured notes. The 8 7/8% senior secured notes are secured on a first-priority basis, equally and ratably with the Company’s senior secured credit facilities and any future pari passu secured obligations, subject to permitted liens, by substantially all of the Company’s assets. Each of PAETEC Holding’s restricted subsidiaries that are eligible and required under the 8 7/8% senior secured notes indenture to do so have jointly and severally, fully and unconditionally guaranteed, to each holder of the 8 7/8% senior secured notes, the full and prompt performance of PAETEC Holding’s obligations under the 8 7/8% senior secured notes indenture and the 8 7/8% senior secured notes, including the payment of principal (and premium, if any) and interest on the 8 7/8% senior secured notes, on an equal and ratable basis. The guarantees of the 8 7/8% senior secured notes rank equally in right of payment with the guarantees of the Company’s existing senior secured credit facilities and its outstanding senior unsecured notes and are effectively senior to the guarantors’ existing and future senior unsecured indebtedness to the extent of the collateral securing the guarantees. The 8 7/8% senior secured notes indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

Senior Notes due 2018

On December 2, 2010, PAETEC Escrow Corporation (“PAETEC Escrow”), a wholly-owned subsidiary of PAETEC Holding, entered into an indenture, dated as of December 2, 2010, by and among PAETEC Escrow and The Bank of New York Mellon Trust Company, N.A., as trustee, pursuant to which PAETEC Escrow issued and sold $450.0 million in aggregate principal amount of its 9 7/8% senior notes due 2018. PAETEC Escrow sold the 9 7/8% senior notes at an offering price of 96.674% of the aggregate principal amount of the 9 7/8% senior notes in an offering not subject to the registration requirements of the Securities Act. The sale of the 9 7/8% senior notes resulted in gross proceeds of approximately $435.0 million which were deposited into a segregated escrow account. On December 6, 2010, upon the effectiveness of PAETEC’s acquisition by merger of Cavalier (Note 3) and the satisfaction of other conditions, PAETEC Holding assumed PAETEC Escrow’s obligations and agreements in respect of the 9 7/8% senior notes and under the 9 7/8% senior notes indenture, the escrow arrangements were terminated, and the proceeds of the offering of the 9 7/8% senior notes were disbursed from the escrow account and used, together with cash on hand, to pay the merger consideration and other costs and expenses related to PAETEC’s acquisition of Cavalier, including repayment of substantially all outstanding Cavalier indebtedness.

The 9 7/8% senior notes accrue interest at a rate of 9.875% per year from December 2, 2010. Interest is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on June 1, 2011. The 9 7/8% senior notes will mature on December 1, 2018.

The Company may redeem some or all of the 9 7/8% senior notes, at any time before December 1, 2014, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the 9 7/8% senior notes, at any time on or after December 1, 2014 at specified redemption prices declining to 100% of their principal amount. In addition, before December 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 9 7/8% senior notes at a redemption price equal to 109.875% of the principal amount thereof with the net cash proceeds of certain equity offerings. If the Company undergoes certain kinds of changes of control or sells certain of its assets and does not either (1) apply the net sale proceeds to repay indebtedness under PAETEC Holding’s senior secured credit facilities, the 8 7/8% senior secured notes, or other indebtedness secured on a first-priority basis, or (2) reinvest the net sale proceeds in its business, the Company may be required to offer to purchase the 9 7/8% senior notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of a sale of assets. Accrued and unpaid interest on the 9 7/8% senior notes would also be payable in each of the foregoing events of redemption or purchase.

The 9 7/8% senior notes are PAETEC Holding’s senior unsecured obligations and rank equally in right of payment with all of PAETEC Holding’s existing and future senior indebtedness. Each of PAETEC Holding restricted subsidiaries that are eligible and required under the 9 7/8% senior notes indenture to do so have jointly and severally, fully and unconditionally guaranteed, to each holder of the 9 7/8% senior notes, the full and prompt performance of PAETEC Holding’s obligations under the 9 7/8% senior notes indenture and the 9 7/8% senior notes, including the payment of principal (and premium, if any) and interest on the 9 7/8% senior notes, on an equal and ratable basis. Each guarantee ranks equally in right of payment with all existing and future senior unsecured indebtedness of the subsidiary guarantors. The 9 7/8% senior notes and the guarantees are effectively subordinated in right of payment to all of the existing and future secured obligations of PAETEC Holding and the subsidiary guarantors, to the extent of the value of the assets securing those obligations. The 9 7/8% senior notes indenture contains customary restrictive covenants, all of which are subject to a number of important qualifications and exceptions.

In connection with the closing of the sale of the 9 7/8% senior notes, PAETEC Escrow entered into a registration rights agreement, dated as of December 2, 2010 (the “registration rights agreement”). Under the registration rights agreement, upon the assumption of the 9 7/8% senior notes by PAETEC Holding, the Company has agreed to use commercially reasonable efforts to file a registration statement with the SEC to exchange the 9 7/8% senior notes for a new issue of substantially identical debt securities in an exchange registered under the Securities Act or, if required, to file a shelf registration statement to cover resales of the 9 7/8% senior notes under certain circumstances. If (1) the Company fails either to (a) cause the exchange offer registration statement to be declared effective or to consummate the exchange offer within the periods specified in the registration rights agreement or (b) if required, cause any shelf registration statement with respect to resales of the 9 7/8% senior notes to be declared effective within the period specified in the registration rights agreement, or (2) the shelf registration statement is declared effective but thereafter ceases to be effective or usable, subject to specified exceptions, in connection with resales of the 9 7/8% senior notes, the Company will be required to pay additional interest to the holders of the 9 7/8% senior notes under certain circumstances. The maximum amount of additional interest payable in any such event may not exceed 1.0% per annum of the principal amount of the 9 7/8% senior notes.

Senior Notes due 2015

On July 10, 2007, PAETEC Holding entered into an indenture, dated as of July 10, 2007, by and among PAETEC Holding, the subsidiary guarantors named therein, and The Bank of New York, as trustee, pursuant to which PAETEC Holding issued and sold $300.0 million in aggregate principal amount of 9.5% senior notes due 2015. PAETEC Holding sold the 9.5% senior notes in an offering not subject to the registration requirements of the Securities Act. The closing of the sale took place on July 10, 2007. On February 7, 2008, in accordance with registration rights granted to the purchasers of the 9.5% senior notes, the Company completed an exchange offer of the 9.5% senior notes for notes with identical terms registered under the Securities Act.

The 9.5% senior notes accrue interest at a rate of 9.5% per year. Interest is payable semi-annually in cash in arrears on January 15 and July 15 of each year. The 9.5% senior notes will mature on July 15, 2015.

The Company may redeem some or all of the 9.5% senior notes, at any time before July 15, 2011, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the 9.5% senior notes, at any time on or after July 15, 2011, at specified redemption prices declining to 100% of their principal amount. If the Company undergoes certain kinds of changes of control, or sells certain of its assets and does not apply the net proceeds to repay indebtedness under the Company’s senior secured credit facilities or reinvest such net proceeds in its business, it may be required to offer to purchase the 9.5% senior notes from holders at 101% of their principal amount, in the case of a change of control, or 100% of their principal amount, in the case of a sale of assets. Accrued and unpaid interest on the 9.5% senior notes would also be payable in each of the foregoing events of redemption or purchase.

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

Subsidiary Guarantees of Senior Notes and Senior Secured Notes

The guarantees of PAETEC’s senior notes and senior secured notes discussed above are full and unconditional and joint and several. PAETEC’s subsidiaries that are not guarantors of its senior notes and senior secured notes are minor. There are no material restrictions on the ability of consolidated subsidiaries to transfer funds to PAETEC Holding in the form of cash dividends, loans or advances. PAETEC Holding has no independent assets or operations. PAETEC Holding’s assets are composed solely of investments it has made in its consolidated subsidiaries and its operations are composed solely of changes in its investment in subsidiaries and interest payments associated with the senior indebtedness incurred by it. Based on these facts, PAETEC Holding is not required to provide consolidating financial information for the subsidiary guarantors.

Senior Credit Facilities

Pursuant to a credit agreement, dated as of February 28, 2007 and amended from time to time, (the “Credit Agreement”), among PAETEC Holding, as borrower, the lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and CIT Lending Services Corporation, as documentation agent, PAETEC Holding’s senior secured credit facilities as of January 1, 2008 consisted of a term loan facility in a total principal amount of $498.0 million, of which $495.5 million was outstanding, and a revolving credit facility in a total available principal amount of $50.0 million, none of which was outstanding.

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

Effective on June 1, 2009, the Company entered into a Second Amendment and Waiver to its Credit Agreement (the “Second Amendment”) with its lenders which amends the Credit Agreement. The Second Amendment granted the Company the right, at its option and subject to specified conditions, to voluntarily prepay term loans outstanding under its term loan facilities. In addition, the Second Amendment also modified some of the restrictive covenants in the Credit Agreement primarily to permit the Company to issue senior secured notes and to allow the Company and its subsidiaries to incur indebtedness and related obligations under such notes if specified conditions are satisfied. The Company issued the 8 7/8% senior secured notes described above in this Note 6 pursuant to the authorization provided under the Second Amendment. The Company used the proceeds it received from the June 2009 and January 2010 sales of its 8 7/8% senior secured notes due 2017 to repay the loans outstanding under its senior secured credit facilities as described below in this Note 6.

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

In connection with the January 2010 sale of its 8 7/8% senior secured notes due 2017, the Company applied a portion of the offering proceeds to repay the remaining $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under the senior secured credit facilities. The Company recognized $4.4 million of debt extinguishment and related costs in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2010. This amount represents the elimination of $3.6 million of debt issuance costs and unamortized debt discount related to the Company’s existing senior secured credit facilities that were paid in full with the proceeds from such senior secured notes and $0.8 million of costs related to the termination of its interest rate swap agreement.

As of December 31, 2010, loans in the aggregate principal amount of approximately $25.0 million were outstanding under the revolving credit facility.

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

The Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness and to pay dividends on, redeem, or repurchase PAETEC Holding’s capital stock, among other restrictions. All of the covenants are subject to a number of important qualifications and exceptions.

The PAETEC loan parties, consisting of PAETEC Holding and its subsidiaries, may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the Credit Agreement or other prospective lenders to provide up to $65.0 million in aggregate principal amount of incremental term loans. Borrowings under any incremental term loan facility may be used for working capital, capital expenditures and other general corporate purposes of the Company. The indenture governing the 8 7/8% senior secured notes limits the Company’s ability to increase borrowings under its senior secured credit facilities.

The PAETEC loan parties may use the proceeds of loans under the revolving credit facility for working capital, capital expenditures and general corporate purposes. A portion of the facility is available for the issuance of letters of credit to support the operating requirements of the PAETEC loan parties.

Financing Commitment Letter

On September 12, 2010, concurrently and in connection with the execution of the Cavalier merger agreement (Note 3), the Company entered into a financing commitment letter with Banc of America Bridge LLC, Banc of America Securities LLC, Deutsche Bank AG Cayman Islands Branch, and Deutsche Bank Securities Inc. (collectively, the “agents”), pursuant to which Banc of America Bridge LLC and Deutsche Bank AG Cayman Islands Branch (together, the “committing parties”) had committed to provide the Company with senior secured bridge loans in an aggregate principal amount of up to $420 million (the “bridge facility”). The commitments of the committing parties were set to expire on March 12, 2011. On December 2, 2010, in connection with the closing of the sale of the 9 7/8% senior notes, as described above in this Note 6, the senior secured bridge facility was terminated in accordance with the terms of the bridge facility agreement. The Company recognized $3.0 million of debt extinguishment and related costs in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2010, representing the elimination of the unamortized commitment fees.

Capital Lease Obligations

As of December 31, 2010 and 2009, the Company had total capital lease obligations of $45.8 million and $18.6 million, respectively, of which $35.2 and $13.8 million, respectively, was classified as long-term.

Interest Rate Swap Agreements

In order to reduce the Company’s exposure to fluctuations in interest rates, the Company periodically enters into interest rate swap agreements. These agreements effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. Such agreements involve the exchange of fixed-rate and variable-rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company’s policy is to enter into swap agreements only with counterparties it considers to be creditworthy. As described above in this Note 6, the Company repaid all of its variable-rate debt outstanding under its senior secured credit facilities in January 2010 and terminated its existing interest rate swap agreement. Interest rate swap agreements in effect as of December 31, 2009 were as follows:

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

In June 2009, the Company reduced the notional amount of its swap agreement in effect as of June 30, 2009 from $400.0 million to $265.0 million in connection with its debt refinancing transaction in June 2009 as described above in this Note 6. As a result, the Company reclassified $4.5 million from accumulated other comprehensive loss to debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive loss. As a result of the Company’s January 2010 issue and sale of $300.0 million principal amount of its 8 7/8% senior secured notes due 2017 and the Company’s use of proceeds from the offering to repay the loans outstanding under its senior secured credit facilities, management determined that at December 31, 2009 it was no longer appropriate to designate the swap agreement as a hedge instrument. The discontinuation of hedge accounting resulted in a reclassification of $7.5 million from accumulated other comprehensive loss to debt extinguishment and related costs in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2009.

7.	INCOME TAXES

The (benefit from) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current income tax expense (benefit):
U.S. federal	$(1,609)	$—	$—
U.S. state	1,790	1,880	2,410

Total	181	1,880	2,410

Deferred income tax expense (benefit) :
U.S. federal	(14,433)	(9,380)	(13,821)
U.S. state	6,864	(895)	(2,945)
Change in valuation allowance	6,227	7,041	104,323

Total	(1,342)	(3,234)	87,557

Tax benefit recognized for uncertain tax positions	157	—	(170)

Total (benefit from) provision for income taxes	$(1,004)	$(1,354)	$89,797

The (benefit from) provision for income taxes for each of the years ended December 31, 2010, 2009 and 2008 differs from the expected income tax expense calculated using the statutory U.S. federal income tax rate as follows:

	Year Ended December 31,
	2010		2009		2008
	(in thousands)
Federal (benefit) provision at statutory rate	$(20,561)	35%	$(10,515)	35%	$(139,335)	35%
State taxes, net of federal (benefit) provision	(1,063)	2%	327	(1)%	(1,378)	—
Impact of corporate reorganization	9,091	(16)%	—	—	—	—
Non-deductible goodwill impairment	—	—	—	—	124,250	(31)%
Transaction costs	2,724	(5)%	—	—	(471)	—
Stock-based compensation	2,308	(4)%	1,368	(4)%	2,007	(1)%
Other	113	—	425	(2)%	571	—
Benefit recognized for uncertain tax positions	157	—	—	—	(170)	—
Change in valuation allowance	6,227	(10)%	7,041	(23)%	104,323	(26)%

(Benefit from) provision for income taxes	$(1,004)	2%	$(1,354)	5%	$89,797	(22)%

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

The Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence that historical results provide, the Company considered the past three years of combined results on a pro forma basis, including the results of Cavalier beginning on January 1, 2008.

Based on an assessment of the available positive and negative evidence, including the historical pro forma combined results, the Company determined that there are uncertainties relative to its ability to utilize the net deferred income tax assets. In recognition of these uncertainties, the Company has provided a valuation allowance of $468.8 million on the net deferred income tax assets as of December 31, 2010. A valuation allowance of $367.9 million existed on the net deferred income tax assets as of December 31, 2009, resulting in a net increase of $100.9 million in the year ended December 31, 2010, of which $6.2 million represents a charge to income tax expense and $94.7 million represents a charge to goodwill as it relates primarily to purchase accounting for the Cavalier acquisition (Note 3). The Company will continue to evaluate the need for a valuation allowance in the future, and if it is determined that its deferred income tax assets are realizable, an adjustment to the valuation allowance will be reflected.

The Company completed a reorganization involving some of the Company’s direct and indirect wholly-owned subsidiaries during 2010. The benefit from income taxes for 2010 reflects the impact to deferred taxes from the reorganization, net of certain current state taxes and income taxes in selected jurisdictions where net operating losses are not available. The reorganization resulted in a change in the overall state effective tax rate and the forfeiture of certain state net operating losses. As a result, the provision for deferred income taxes includes a charge of approximately $9.1 million, reflecting a reduction to the carrying value of deferred tax assets. A corresponding benefit is recorded as a change in the valuation allowance.

The Company’s deferred income tax assets (liabilities) as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Current:
Allowance for doubtful accounts	$11,601	$8,609
Other accruals and deferrals	34,431	27,396
Deferred revenue	3,033	2,732
Interest rate swap liability	—	2,747
Valuation allowance	(38,264)	(33,119)

Net current deferred income tax asset	$10,801	$8,365

Non-current:
NOL carryforwards	$519,840	$381,387
Federal and state alternative minimum tax credit carryforward	5,264	2,339
Basis difference in property and equipment and intangible assets	(137,443)	(86,371)
Stock-based compensation	7,621	9,408
Interest rate swap liability	—	—
Deferred revenue	15,668	13,094
Other	8,787	5,306
Valuation allowance	(430,538)	(334,870)

Net non-current deferred income tax liability	$(10,801)	$(9,707)

The Company recorded a benefit from income taxes of $1.0 million for the year ended December 31, 2010, which represented an effective tax rate of 1.7%. Excluding the $6.2 million tax charge to establish the valuation allowance and the $9.1 million charge to state taxes relating the legal entity reorganization, the Company’s effective income tax rate would have been 27.8% for the year ended December 31, 2010.

The Company recorded a benefit from income taxes of $1.4 million for the year ended December 31, 2009, which represented an effective tax rate of 4.5%. Excluding the $7.0 million tax charge to establish the valuation allowance, the Company’s effective income tax rate would have been 27.9% for the year ended December 31, 2009.

As of December 31, 2010, the Company had federal NOL carryforwards of approximately $1.3 billion, including approximately $262.9 million of NOL carryforwards acquired as part of the December 6, 2010 acquisition of Cavalier. The Company has recorded a deferred income tax asset of approximately $457.4 million reflecting the benefit of federal loss carryforwards. If unused, the NOL carryforwards would expire on various dates from 2016 through 2030. In recognition of the uncertainties relative to the utilization of the federal NOLs, a full valuation allowance has been recorded.

Included in the deferred income tax asset for NOL carryforwards as disclosed in the schedule above is approximately $62.4 million of deferred tax assets attributable to state NOLs. Management believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized prior to their expiration. In recognition of this uncertainty, the Company has provided a full valuation allowance on the deferred income tax assets related to the state NOL carryforwards.

As a result of certain realization requirements of ASC 718, Compensation-Stock Compensation, the Company’s deferred income tax assets at December 31, 2010 do not include approximately $89.8 million of excess tax benefits from employee stock option exercises that are a component of the Company’s NOL carryovers. Stockholders’ equity will be increased by approximately $31.4 million if and when such deferred income tax assets are ultimately realized for federal income tax purposes. The Company uses ordering pursuant to ASC 740, Income Taxes, for purposes of determining when excess tax benefits have been realized.

As discussed in Note 2, the Company accounts for uncertain tax positions in accordance with ASC 740. The amount of unrecognized tax benefits from uncertain tax positions at December 31, 2010 was $0.5 million, net of federal tax benefit, the majority of which, if recognized, would affect the effective tax rate.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal tax years ended December 31, 2007 through December 31, 2010 and various state tax years remain subject to income tax examinations by tax authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. As of December 31, 2010, the Company had approximately $0.1 million of interest accrued related to unrecognized tax benefits.

Amounts related to uncertain tax positions that may change within the next twelve months are not expected to be material.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at January 1	$581	$677	$938
Additions based on tax positions related to the current year	192	75	339
Additions for tax positions of prior years	49	44	—
Reductions for tax positions of prior years	—	(158)	(600)
Settlements	—	(57)	—

Balance at December 31	$822	$581	$677

8.	STOCKHOLDERS’ EQUITY

The authorized capital stock of PAETEC Holding consists of 300,000,000 shares of common stock. In addition to the common stock, PAETEC Holding has the authority to issue 20,000,000 shares of preferred stock. No such shares of preferred stock have been issued as of December 31, 2010. All shares of common stock have the same rights, powers and privileges. Holders of common stock are entitled to share ratably in dividends when and as declared by the Company’s Board of Directors out of funds legally available. On liquidation and dissolution of the Company, each holder of common stock is entitled to share ratably in all assets remaining after satisfaction of any claims of the creditors and holders of preferred stock.

Share Repurchase—During the year ended December 31, 2009, PAETEC Holding’s Board of Directors authorized the repurchase of up to $25.0 million of PAETEC Holding’s outstanding common stock through December 31, 2010, subject to conditions. PAETEC Holding was authorized to repurchase shares from time to time, at its discretion, on the open market or in private transactions. During the year ended December 31, 2010, PAETEC Holding repurchased, at fair value and on the open market, a total of 4,033,036 shares of its common stock at a total cost of approximately $16.1 million. In connection with the repurchases, PAETEC Holding paid commissions totaling approximately $0.1 million.

During the year ended December 31, 2009, PAETEC Holding repurchased, at fair value and on the open market, a total of 923,100 shares of its common stock at a total cost of approximately $1.6 million under a stock repurchase program that expired in August 2009. Also during the year ended December 31, 2009, PAETEC Holding repurchased under the stock repurchase program that expired in December 2010, at fair value and on the open market, 1,028,200 shares of its common stock at a total cost of approximately $3.9 million. In total, for the year ended December 31, 2009, PAETEC Holding repurchased, at fair value and on the open market, 1,951,300 shares of its common stock at a total cost of approximately $5.5 million. In connection with the repurchases, PAETEC Holding paid commissions totaling less than $0.1 million.

During the year ended December 31, 2008, PAETEC Holding repurchased, at fair market value and on the open market, a total of 5,885,566 shares of common stock at a total cost of approximately $12.8 million under the stock repurchase program which expired in August 2009. In connection with the repurchases, PAETEC Holding paid commissions totaling approximately $0.2 million.

All shares repurchased under the programs were retired and have resumed the status of authorized and unissued shares.

9.	SHARE-BASED TRANSACTIONS

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

As of December 31, 2010, purchase rights for 2,026,598 shares had been granted under the ESPP and 2,073,402 shares of common stock remained available for issuance. During the year ended December 31, 2010, PAETEC Holding issued share amounts of 143,297, 160,837, 163,535, and 175,731 shares at a purchase price of approximately $4.21, $3.07, $3.70, and $3.37, per share, respectively, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.

Compensation expense attributable to the ESPP for each of the years ended December 31, 2010, 2009 and 2008 totaled approximately $0.3 million, $0.2 million, and $0.2 million, respectively.

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

Stock-based Compensation

Stock-based compensation expense for the 2007 Incentive Plan and other equity incentive plans (collectively, the “Stock Incentive Plans”) is based on the grant-date fair value estimated in accordance with ASC 718, Compensation—Stock Compensation. The Company recognizes these compensation costs, net of an estimated forfeiture rate, ratably over the requisite service period of the award. The Company estimated the forfeiture rate based on its historical experience.

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

Stock Option Activity

The following table summarizes stock option activity under the Stock Incentive Plans for the year ended December 31, 2010:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	11,623,516	$4.42
Granted	922,515	$4.16
Exercised	(904,846)	$2.20
Canceled	(1,021,685)	$6.74
Forfeited	(162,189)	$5.17

Outstanding at December 31, 2010	10,457,311	$4.35	4.9	$7,695

Vested or expected to vest at December 31, 2010	10,359,714	$4.36		$7,673

Exercisable at December 31, 2010	8,440,402	$4.34	4.1	$6,466

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $2.0 million, $1.8 million and $7.1 million, respectively.

For options granted during the years ended December 31, 2010, 2009 and 2008, the weighted average fair values of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, were $2.83, $1.09 and $3.62 respectively, using the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected option life (in years)	6.2	6.0	5.00-6.00
Risk free interest rate	1.6% – 3.0%	2.0% – 3.0%	1.4% – 3.6%
Expected volatility	74.6% – 75.8%	73.8% – 76.2%	56.6% – 74.0%
Expected dividend yield	—	—	—

Total compensation expense related to stock options granted totaled approximately $2.8 million, $4.3 million and $11.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

The following table summarizes stock option information at December 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $2.10	2,567,899	$1.66	2,094,877	$1.73
$2.11 – $3.15	1,290,792	$2.32	1,259,825	$2.31
$3.16 – $7.35	4,676,439	$4.22	3,547,203	$4.25
$7.36 – $13.46	1,922,181	$9.63	1,538,497	$9.77

	10,457,311	$4.35	8,440,402	$4.34

As of December 31, 2010, there was approximately $3.7 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the Stock Incentive Plans. The Company expects to recognize the expense over a weighted average period of 1.6 years.

Stock Unit Activity

The following table summarizes stock unit activity under the Stock Incentive Plans for the year ended December 31, 2010:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	4,567,066	$5.64
Granted	1,453,315	$3.58
Vested	(1,819,083)	$3.25
Forfeited	(213,531)	$5.29

Outstanding at December 31, 2010	3,987,767	$5.29

For stock units granted during the years ended December 31, 2010, 2009 and 2008, the weighted average fair values of the stock units granted, determined by the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $3.58, $1.28, and $7.00, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company granted stock units under the 2007 Incentive Plan with a four-year service period, subject to achievement of a specified performance target based on PAETEC Holding’s common stock price. Awards vest in equal installments over a four-year period only if specified increases in the price of the PAETEC Holding’s common stock are achieved in the first year. Under ASC 718, these awards are considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, therefore, compensation expense is recognized on these awards provided that the requisite service is rendered, regardless of whether the market condition is achieved. The fair value of these awards was estimated using a Monte Carlo simulation model.

During the years ended December 31, 2010, 2009 and 2008, the Company granted stock units under the 2007 Incentive Plan with a three-year service period, subject to achievement each year of certain cash flow objectives. Under ASC 718, these awards are considered to have a performance condition. As such, the Company periodically assesses which outcomes are probable of achievement to ensure that compensation cost for these awards will reflect the number of awards that are ultimately expected to vest. The fair value of these awards was determined by the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the date of grant.

The aggregate intrinsic value of stock units that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $7.0 million, $14.1 million, and $0.3 million, respectively.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the years ended December 31, 2010, 2009 and 2008, the Company withheld shares of PAETEC Holding common stock totaling 623,203 shares, 2,166,460 shares, and 20,747 shares, respectively.

For the years ended December 31, 2010, 2009 and 2008 the total compensation expense related to stock units granted was approximately $6.4 million, $12.6 million and $10.7 million, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2010, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $12.0 million. The Company expects to recognize the expense over a weighted average period of 1.3 years.

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

During the year ended December 31, 2009, the Company granted warrants to purchase 600,000 shares under the 2009 Warrant Plan (the “2009 warrants”). The 2009 warrants are accounted for under the provisions of ASC 718 and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). In accordance with ASC 505-50, the measurement date will be the date at which the agent’s performance is complete. At the measurement date, the Company will estimate the fair value of each warrant using the Black-Scholes option pricing model. For warrants that vested during the years ended December 31, 2010 and 2009, the weighted average fair value, estimated at the measurement date using the Black Scholes option-pricing model, was $3.46 and $3.30, respectively using the following assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected option life (in years)	8.7-9.3	10.0
Risk free interest rate	2.3% – 3.6%	3.0% – 4.0%
Expected volatility	76.3% – 82.3%	87.6% – 88.6%
Expected dividend yield	—	—

The following table summarizes as of December 31, 2010 information concerning warrants outstanding under the Warrant Plans and outstanding warrants issued by US LEC and assumed by PAETEC Holding pursuant to the US LEC merger (the “US LEC warrants):

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	2,562,771	$2.41
Granted	—	$—
Exercised	(34,344)	$2.26
Canceled	—	$—
Forfeited	(6,492)	$3.86

Outstanding at December 31, 2010	2,521,935	$2.41	3.5	$3,492

Exercisable at December 31, 2010	2,041,935	$2.30	2.3	$3,084

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on December 31, 2010 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on December 31, 2010. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of warrants exercised during the years ended December 31, 2010 and 2009 was less than $0.1 million. The aggregate intrinsic value of warrants exercised during the year ended December 31, 2008 was approximately $0.5 million.

Total stock-based compensation expense related to warrants was approximately $0.3 million for the year ended December 31, 2010, $1.7 million for the year ended December 31, 2009 and less than $0.1 million, net of tax, for the year ended December 31, 2008. These amounts are recorded as part of selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

The following table summarizes information relating to outstanding warrants as of December 31, 2010:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Number of Warrants	Weighted- Average Exercise Price
$0.00 – $2.78	1,689,307	$1.99	1,689,307	$1.99
$2.79 – $4.00	685,753	$2.97	205,753	$3.14
$4.01 – $5.00	146,875	$4.70	146,875	$4.70

	2,521,935	$2.41	2,041,935	$2.30

10.	LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except share and per share data)
Net loss	$(57,741)	$(28,689)	$(487,895)

Weighted average common shares outstanding-basic and diluted	145,345,301	143,371,462	140,210,860

Net loss per common share-basic and diluted	$(0.40)	$(0.20)	$(3.48)

For the years ended December 31, 2010, 2009 and 2008, the Company had outstanding options, warrants and restricted stock units for 16,967,013, 18,753,353 and 26,051,841 shares, respectively, which were exercisable for or represented common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

11.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan, pursuant to section 401(k) of the Internal Revenue Code, under which employees can contribute up to 25% of their annual salary. Employees are eligible for participation upon employment. For the years ended December 31, 2010 and 2009 the Company did not make any discretionary matching contributions. The Company’s discretionary matching contributions for the year ended December 31, 2008 totaled $4.5 million.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has entered into various non-cancelable operating lease agreements, with expiration dates through 2030, for office space and equipment. Some of these leases have free or escalating rent payment provisions. The Company recognizes rent expense under these leases on a straight-line basis.

Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $43.1 million, $41.5 million, and $37.6 million, respectively. Future minimum lease obligations related to the Company’s operating leases as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$40,685
2012	35,528
2013	29,871
2014	23,181
2015	18,662
Thereafter	55,293

$203,220

Purchase Commitments—As of December 31, 2010, the Company had entered into agreements with vendors to purchase approximately $32.0 million of equipment and services, of which the Company expects $25.1 million to be delivered and payable in the year ending December 31, 2011, $4.2 million to be delivered and payable in the year ending December 31, 2012, and $2.7 million to be delivered and payable in the year ending December 31, 2013.

Data and Voice Services—The Company has various agreements with certain carriers for data and voice services. As of December 31, 2010, the Company’s minimum commitments under these agreements totaled $148.4 million, of which $119.8 million expire in the year ending December 31, 2011, $12.5 million expire in the year ending December 31, 2012, $12.5 million expire in the year ending December 31, 2013, $2.9 million expire in the year ending December 31, 2014, and $0.7 million to expire in the year ending December 31, 2015. Related expenses, when incurred, are included in cost of sales in the accompanying consolidated statements of operations and comprehensive (loss) income.

Regulation— The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company’s industry generally or upon the Company specifically.

Interconnection and Network Access Agreements—The Company is dependent on the use of incumbent local exchange carriers’ local and transport networks and access services to provide telecommunications services to its customers. Charges for leasing local and transport network components and purchasing special access services historically have made up a significant percentage of the Company’s overall cost of providing the services. These network components and services are purchased in each PAETEC market through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales in the accompanying consolidated statements of operations and comprehensive loss.

Litigation— The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation or other legal proceedings is inherently unpredictable. The Company’s management, however, believes that there is no litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, except as indicated below.

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

13.	RELATED PARTIES

The Company employs an immediate family member of its Chairman, President and Chief Executive Officer. The Company made total salary and bonus payments to the family member of $313,676 for the year ended December 31, 2010, $200,000 for the year ended December 31, 2009, and $236,170 for the year ended December 31, 2008. During the period from January 1, 2008 to December 31, 2010, the Company issued to this individual options to purchase a total of 29,000 shares of common stock at exercise prices ranging from $1.28 to $7.64 per share, as well as restricted stock units for 131,000 shares of common stock. In addition, from time to time, another immediate family member of the Chairman, President and Chief Executive Officer performs consulting services for the Company. The amounts paid to this individual for these services were nominal during the years ended December 31, 2010, 2009 and 2008.

In 2008, the Company entered into arrangements with an unrelated aircraft charter corporation pursuant to which it commits over a specified period to charter a minimum number of hours of flight time on the charter corporation’s managed fleet of jet aircraft. One of the several jet aircraft in the charter corporation’s fleet that were used by the Company during the years ended December 31, 2010, 2009 and 2008 is owned by a limited liability company that is 50% owned by the Company’s Chairman, President and Chief Executive Officer and 50% owned by the Company’s Vice Chairman. Under an agreement between the charter corporation and the limited liability company, the charter corporation leases the limited liability company’s jet on an exclusive basis, manages the operation of the jet and solicits charter customers to use the jet. Under the agreement, the charter corporation is required to pay the limited liability company a specified rate for each flight hour for which the limited liability company’s aircraft is used by customers of the charter corporation for charter services. The charter corporation also pays all associated fuel costs and other specified expenses. As a result of the Company’s purchase during the years ended December 31, 2010, 2009 and 2008 of flight time from the charter corporation for use of the jet owned by the limited liability company, the charter corporation made payments to the limited liability company of $420,674, $416,716 and $464,889, respectively.

14.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of December 31, 2010 and December 31, 2009, respectively (in thousands):

	Fair Value Measurements as of December 31, 2010 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$11,186	—	—
Other assets, net	$2,859	—	—

	Fair Value Measurements as of December 31, 2009 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	—	$131,408	—

Liabilities
Interest rate swaps	—	$7,544	—

At December 31, 2010, the fair value of cash and cash equivalents presented in the table above were primarily composed of the Company’s investments in publicly traded money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments. The fair value of the Company’s short term investments are comprised of publicly traded commercial paper instruments and the other assets, net consists of restricted investments in publicly traded money market instruments.

15.	SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2010, and events which occurred subsequent to December 31, 2010 but were not recognized in the financial statements, other than the transaction described below.

Definitive Agreement to Acquire XETA Technologies

On February 8, 2011, PAETEC Holding entered into an Agreement and Plan of Merger by and among PAETEC Holding, XETA Technologies, Inc., an Oklahoma corporation (“XETA”), and an indirect wholly-owned subsidiary of PAETEC. Under the terms and subject to the conditions of the merger agreement, the PAETEC subsidiary will merge with and into XETA, with XETA surviving the merger as a wholly-owned subsidiary of PAETEC. The merger agreement has been approved unanimously by the board of directors of each of PAETEC and XETA.

At the effective time of the merger, each share of XETA common stock issued and outstanding immediately prior to the effective time (other than shares held in the treasury of XETA or any subsidiary of XETA and any shares owned by PAETEC or any of its subsidiaries) will be automatically converted into the right to receive $5.50 in cash, without interest (the “merger consideration”). In addition, immediately prior to the effective time of the merger, all remaining forfeiture restrictions applicable to restricted shares of XETA common stock will expire and the holders thereof will be entitled to receive the merger consideration with respect to each such share. Certain options to purchase shares of XETA common stock outstanding immediately prior to the effective time will become fully vested immediately prior to the effective time. Holders of warrants and vested options will be entitled to receive (in each case, in accordance with the terms of their respective plans and agreements) the product of (i) the number of shares of XETA common stock that would have been acquired upon the exercise of the stock option or warrant, multiplied by (ii) the excess, if any, of the merger consideration over the exercise price to acquire a share of XETA common stock under such option or warrant. The merger consideration will be approximately $61 million in the aggregate.

The consummation of the merger is subject to customary conditions, including, without limitation, (a) approval by the holders of a majority of the outstanding shares of XETA’s common stock entitled to vote on the merger, (b) receipt of any required antitrust or regulatory approvals (including, if applicable, the expiration or termination, as the case may be, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), and (c) the absence of any law, regulation, order or injunction prohibiting the merger. Moreover, each party’s obligation to consummate the merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other qualifying disclosures which are not necessarily reflected in the merger agreement), (ii) the other party’s compliance with its covenants and agreements contained in the merger agreement, (iii) there not being holders of more than 15% of the outstanding shares of XETA common stock properly exercising appraisal rights and (iv) there not having been a material adverse effect on the business, financial condition or results of operations of XETA and its subsidiaries (subject to certain limitations) or the ability of XETA to consummate the transactions under the merger agreement that has not been cured.

The merger agreement contains certain termination rights for XETA and PAETEC, including the right of XETA under certain circumstances to terminate the merger agreement to accept a superior proposal, as defined in the merger agreement. Upon any termination of the merger agreement under specified circumstances, including termination of the merger agreement to accept a superior proposal, XETA is required to pay PAETEC a termination fee of $1.92 million.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes the Company’s unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year Ended December 31, 2010
Total revenue	$390,051	$396,100	$408,434	$429,231
Net loss	$(9,538)	$(7,528)	$(14,755)	$(25,920)
Basic and diluted loss per common share	$(0.07)	$(0.05)	$(0.10)	$(0.18)
Year Ended December 31, 2009
Total revenue	$399,250	$395,161	$395,652	$390,124
Net loss	$(3,308)	$(16,485)	$(6,525)	$(2,371)
Basic and diluted loss per common share	$(0.02)	$(0.12)	$(0.04)	$(0.02)

The $12.3 million increase in revenue from the three months ended June 30, 2010 to the three months ended September 30, 2010 was primarily due to the full quarter inclusion of results from Quagga and the growth in the resale of energy services. The net loss for the three months ended September 30, 2010 includes $3.7 million in acquisition, integration and separation costs. The $20.8 million increase in revenue from the three months ended September 30, 2010 to the three months ended December 31, 2010 was primarily due to the inclusion of results from Cavalier. The net loss for the three months ended December 31, 2010 includes $10.4 million in acquisition, integration and separation costs and $3.0 million in debt extinguishment and related costs.

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

The following consolidated financial statement schedule is filed herewith:

PAETEC HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2008 (1)
Allowance for doubtful accounts	$8,933	$10,597	$6,064	$13,353	$12,241
Valuation allowance for deferred income tax assets	$20,335	$104,323	$243,594	$—	$368,252

Year Ended December 31, 2009
Allowance for doubtful accounts	$12,241	$17,055	$—	$17,404	$11,892
Valuation allowance for deferred income tax assets	$368,252	$7,041	$—	$7,304	$367,989

Year Ended December 31, 2010 (2)
Allowance for doubtful accounts	$11,892	$10,577	$—	$11,425	$11,044
Valuation allowance for deferred income tax assets	$367,989	$6,227	$94,586	$—	$468,802

(1)	Includes results of McLeodUSA after the McLeodUSA merger closing date of February 8, 2008.
(2)	Includes the results of Cavalier beginning on the Cavalier merger closing date of December 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of March, 2011.

PAETEC HOLDING CORP.

By:	/s/ ARUNAS A. CHESONIS
Arunas A. Chesonis Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of March, 2011.

Signature	Title

/s/ ARUNAS A. CHESONIS Arunas A. Chesonis	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ KEITH M. WILSON Keith M. Wilson	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALGIMANTAS K. CHESONIS Algimantas K. Chesonis	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ RICHARD T. AAB Richard T. Aab	Vice Chairman of the Board

/s/ SHELLEY DIAMOND Shelley Diamond	Director

/s/ H. RUSSELL FRISBY, JR. H. Russell Frisby, Jr.	Director

/s/ TANSUKH V. GANATRA Tansukh V. Ganatra	Director

/s/ MICHAEL C. MAC DONALD Michael C. Mac Donald	Director

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director

/s/ ALEX STADLER Alex Stadler	Director

/s/ MARK ZUPAN Mark Zupan	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 12, 2010, by and among PAETEC Holding Corp. (“PAETEC Holding”), Cairo Acquisition Corp., Cavalier Telephone Corporation, and M/C Venture Partners V, L.P. as Stockholder Representative. Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on September 13, 2010 and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated February 8, 2011, among PAETEC Holding, Hera Corporation and XETA Technologies, Inc. (including form of Voting Agreement). Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 10, 2011 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of PAETEC Holding. Filed as Exhibit 3.1 to the Current Report on Form 8-K of PAETEC Holding filed on March 2, 2007 (the “March 2, 2007 Form 8-K”) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of PAETEC Holding. Filed as Exhibit 3.2 to the Current Report on Form 8-K of PAETEC Holding filed on March 10, 2009 and incorporated herein by reference.

4.1	Form of certificate representing the Common Stock, par value $.01 per share, of PAETEC Holding. Filed as Exhibit 4.1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-138594) (the “2006 PAETEC Holding Registration Statement”) and incorporated herein by reference.

4.2.1	PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (the “Agent Incentive Plan”). Filed as Exhibit 4.2.1 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.2.2	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants under the Agent Incentive Plan. Filed as Exhibit 4.2.2 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3.1	Form of PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC Corp. (“US LEC”). Filed as Exhibit 4.3 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

4.3.2	Form of Amendment No. 1 to PAETEC Holding Common Stock Purchase Warrant issuable to holders of assumed warrants issued by US LEC. Filed as Exhibit 4.3.2 to the Annual Report on Form 10-K of PAETEC Holding for the year ended December 31, 2009 and incorporated herein by reference.

4.4.1	PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.7 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.4.2	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2009 Agent Incentive Plan. Filed as Exhibit 4.6 to PAETEC Holding’s Registration Statement on Form S-3 (SEC File No. 333-159344) and incorporated herein by reference.

4.5.1	Indenture, dated as of July 10, 2007, among PAETEC Holding, the Guarantors named therein and The Bank of New York, as trustee, with respect to the 9.5% senior debt securities (including the form of Global Note thereunder). Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on July 10, 2007 (the “July 10, 2007 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Description

4.5.2	Supplemental Indenture, dated as of September 25, 2007, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on September 25, 2007 and incorporated herein by reference.

4.5.3	Second Supplemental Indenture, dated as of February 8, 2008, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding, filed on February 8, 2008 (the “February 8, 2008 Form 8-K”) and incorporated herein by reference.

4.5.4	Third Supplemental Indenture, dated as of December 18, 2009, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.5.4 to the Annual Report on Form 10-K of PAETEC Holding for the year ended December 31, 2009 and incorporated herein by reference.

4.5.5	Fourth Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

*4.5.6	Fifth Supplemental Indenture, dated as of June 22, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities.

*4.5.7	Sixth Supplemental Indenture, dated as of October 15, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities.

*4.5.8	Seventh Supplemental Indenture, dated as of December 6, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities.

4.5.9	Eighth Supplemental Indenture, dated as of December 6, 2010, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee, with respect to senior debt securities. Filed as Exhibit 4.5 to the Current Report on Form 8-K of PAETEC Holding filed on December 6, 2010 (the “December 6, 2010 Form 8-K”) and incorporated herein by reference.

4.6.1	Indenture, dated as of June 29, 2009, among PAETEC Holding, the Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities (including the form of Global Note thereunder). Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 29, 2009 (the “June 29, 2009 Form 8-K”) and incorporated herein by reference.

4.6.2	First Supplemental Indenture, dated as of January 12, 2010, between PAETEC Holding and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on January 12, 2010 (the “January 12, 2010 Form 8-K”) and incorporated herein by reference.

4.6.3	Officers’ Certificate of PAETEC Holding dated January 12, 2010 relating to the issuance of the 8 7/8% senior secured debt securities. Filed as Exhibit 4.3 to the January 12, 2010 Form 8-K and incorporated herein by reference.

4.6.4	Second Supplemental Indenture, dated as of March 5, 2010, between PAETEC Holding and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.4 to the Annual Report on Form 10-K of PAETEC Holding for the year ended December 31, 2009 and incorporated herein by reference.

Exhibit Number	Description

4.6.5	Third Supplemental Indenture, dated as of April 23, 2010, by and among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.2.4 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 (the “May 2010 Form 10-Q”) and incorporated herein by reference.

4.6.6	Fourth Supplemental Indenture, dated as of June 22, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.1 to Amendment No. 1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-167138) and incorporated herein by reference.

*4.6.7	Fifth Supplemental Indenture, dated as of October 15, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities.

*4.6.8	Sixth Supplemental Indenture, dated as of December 6, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities.

4.6.9	Seventh Supplemental Indenture, dated as of December 6, 2010, among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6 to the December 6, 2010 Form 8-K and incorporated herein by reference.

4.7.1	Indenture, dated as of December 2, 2010, among PAETEC Holding and The Bank of New York Mellon Trust Company, N.A., as trustee, including the form of Note thereunder, with respect to 9 7/8% senior debt securities. Filed as Exhibit 10.1 to the December 6, 2010 Form 8-K and incorporated herein by reference.

4.7.2	First Supplemental Indenture, dated as of December 6, 2010, among PAETEC Escrow Corporation, PAETEC Holding and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.2 to the December 6, 2010 Form 8-K and incorporated herein by reference.

4.7.3	Second Supplemental Indenture, dated as of December 6, 2010, among PAETEC Holding, PAETEC Escrow Corporation and the other Initial Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.3 to the December 6, 2010 Form 8-K and incorporated herein by reference.

10.1	Registration Rights Agreement, dated July 10, 2007, among PAETEC Holding, the other Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. Filed as Exhibit 4.2 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.2.1	Registration Rights Agreement, dated as of February 28, 2007, among PAETEC Holding and the Securityholders of PAETEC Holding identified therein. Filed as Exhibit 10.2 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.2.2	Amendment No. 1 to Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.2 to the February 8, 2008 Form 8-K and incorporated herein by reference.

10.3.1	Registration Rights Agreement, dated as of February 8, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1 to the February 8, 2008 Form 8-K and incorporated herein by reference.

Exhibit Number	Description

10.3.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 13, 2008, among PAETEC Holding and the persons listed on the signature pages thereto under the heading “Stockholders.” Filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of PAETEC Holding, filed on May 15, 2008 and incorporated herein by reference.

10.4	Registration Rights Agreement, dated as of June 29, 2009, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc. Filed as Exhibit 4.2 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.5	Registration Rights Agreement, dated as of January 12, 2010, by and among PAETEC Holding, the subsidiaries of PAETEC Holding listed on the signature pages thereto, Banc of America Securities LLC, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC. Filed as Exhibit 4.2 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.6.1	Registration Rights Agreement, dated as of December 2, 2010, among PAETEC Holding, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated. Filed as Exhibit 10.2 to the Current Report on Form 8-K of PAETEC Holding filed on December 2, 2010 and incorporated herein by reference.

10.6.2	Joinder Agreement, dated December 6, 2010, among PAETEC Holding and the Subsidiary Guarantors parties thereto. Filed as Exhibit 4.4 to the December 6, 2010 Form 8-K and incorporated herein by reference.

10.7.1	Credit Agreement, dated as of February 28, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and CIT Lending Services Corporation, as Documentation Agent. Filed as Exhibit 10.1 to the March 2, 2007 Form 8-K and incorporated herein by reference.

10.7.2	First Amendment to Credit Agreement, dated as of June 27, 2007, among PAETEC Holding, as Borrower, the Lenders party thereto from time to time, and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the July 10, 2007 Form 8-K and incorporated herein by reference.

10.7.3	Second Amendment and Waiver to Credit Agreement, dated as of May 29, 2009, among PAETEC Holding, as Borrower, the lenders parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other agents parties thereto. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 4, 2009 and incorporated herein by reference.

10.7.4	Third Amendment to the Credit Agreement, dated as of January 12, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.1 to the January 12, 2010 Form 8-K and incorporated herein by reference.

10.7.5	Fourth Amendment to the Credit Agreement, dated as of April 15, 2010, among PAETEC Holding, as Borrower, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent. Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 7, 2010 and incorporated herein by reference.

10.7.6	First Lien Intercreditor Agreement, dated as of June 29, 2009, among PAETEC Holding, PAETEC Holding’s subsidiaries, as the other Grantors, Deutsche Bank Trust Company Americas, as Collateral Agent for the First Lien Secured Parties referred to therein and as Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon, as the Initial Additional First Lien Authorized Representative, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.3 to the June 29, 2009 Form 8-K and incorporated herein by reference.

Exhibit Number	Description

10.7.7	Amended and Restated Security Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, as Assignors, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.4 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.7.8	Incremental Term Loan Commitment Agreement, dated as of January 28, 2008, among PAETEC Holding, Merrill Lynch Capital Corporation, CIT Lending Services Corporation and General Electric Capital Corporation. Filed as Exhibit 10.5.4 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.7.9	Amended and Restated Pledge Agreement, amended and restated as of June 29, 2009, among PAETEC Holding and the subsidiaries of PAETEC Holding party thereto, in favor of Deutsche Bank Trust Company Americas, as Collateral Agent. Filed as Exhibit 4.5 to the June 29, 2009 Form 8-K and incorporated herein by reference.

10.8.1	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and Arunas A. Chesonis. Filed as Exhibit 10.4 to the May 2010 Form 10-Q and incorporated herein by reference.

10.8.2	Form of Executive Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Executive Vice Presidents of PAETEC Holding, including Mario DeRiggi, Robert D. Moore, Jr. and Mary K. O’Connell. Filed as Exhibit 10.5 to the May 2010 Form 10-Q and incorporated herein by reference.

10.8.3	Form of Senior Vice President Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement between PAETEC Holding and certain Senior Vice Presidents of PAETEC Holding, including Algimantas K. Chesonis and Laurie L. Zaucha. Filed as Exhibit 10.5 to the May 2010 Form 10-Q and incorporated herein by reference.

10.8.4	Form of Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement, dated as of February 22, 2008, between PAETEC Holding and each of Keith M. Wilson and Edward J. Butler, Jr. Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 26, 2008 (the “February 26, 2008 Form 8-K”) and incorporated herein by reference.

10.9	Form of PAETEC Corp. 1998 Incentive Compensation Plan, as amended. Filed as Exhibit 10.7.1 to Amendment No. 2 to PAETEC Corp.’s Registration Statement on Form S-1 (SEC File No. 333-124258) (the “2005 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.1	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Sales Representatives. Filed as Exhibit 10.21.2 to Amendment No. 1 to PAETEC Corp.’s Registration Statement on Form S-1 (SEC File No. 333-34770) (the “2000 PAETEC Registration Statement”) and incorporated herein by reference.

10.10.2	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.3 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.3	Form of 1998 Incentive Compensation Plan Incentive Stock Option Agreement for Directors and Officers (with non-competition provisions). Filed as Exhibit 10.21.4 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.10.4	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Administrative Employees. Filed as Exhibit 10.21.5 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

Exhibit Number	Description

10.10.5	Form of 1998 Incentive Compensation Plan Nonqualified Stock Option Agreement for Directors and Officers. Filed as Exhibit 10.21.6 to Amendment No. 1 to the 2000 PAETEC Registration Statement and incorporated herein by reference.

10.11.1	PAETEC Corp. 2001 Stock Option and Incentive Plan (the “2001 Stock Option and Incentive Plan”). Filed as Exhibit 10.10.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.2	2004 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.2 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.3	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.8.3 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.4	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors. Filed as Exhibit 10.8.4 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.5	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Annual Agreement). Filed as Exhibit 10.8.5 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.6	Form of 2001 Stock Option and Incentive Plan Nonqualified Stock Option Agreement for Outside Directors (Initial Grant). Filed as Exhibit 10.8.6 to Amendment No. 3 to the 2005 PAETEC Registration Statement and incorporated herein by reference.

10.11.7	Form of 2001 Stock Option and Incentive Plan Restricted Stock Unit Agreement. Filed as Exhibit 10.10.7 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.8	2005 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 10.10.8 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.9	2003 Form of 2001 Stock Option and Incentive Plan Incentive Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.9 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.11.10	2002 Form of 2001 Stock Option and Incentive Plan Stock Option Agreement for Senior Management. Filed as Exhibit 10.10.10 to Amendment No. 2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.1	PAETEC Corp. Executive Incentive Plan, as amended and restated (the “Executive Incentive Plan”). Filed as Exhibit 10.11.1 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.12.2	Form of Executive Incentive Plan Class A Stock Unit Agreement. Filed as Exhibit 10.11.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.1	Form of US LEC 1998 Omnibus Stock Plan, as amended. Filed as Exhibit (d) to US LEC’s Schedule TO filed on February 23, 2006 and incorporated herein by reference.

10.13.2	Form of Non-Qualified Stock Option Agreement (for a Director who is not an Employee) under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.2 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.13.3	Form of Incentive Stock Option Agreement under the US LEC 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.3 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

Exhibit Number	Description

10.13.4	Form of Non-Qualified Stock Option Agreement under the 1998 Omnibus Stock Plan. Filed as Exhibit 10.12.4 to the 2006 PAETEC Holding Registration Statement and incorporated herein by reference.

10.14.1	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (the “2007 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding, filed on May 20, 2008 and incorporated herein by reference.

10.14.2	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.2 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.3	Form of Incentive Stock Option Agreement under the 2007 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of PAETEC Holding filed on May 8, 2009 and incorporated herein by reference.

10.14.4	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.3 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.5	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.4 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.6	Form of Restricted Stock Unit Agreement under the 2007 Omnibus Incentive Plan for certain executive officers. Filed as Exhibit 10.3 to the February 26, 2008 Form 8-K and incorporated herein by reference.

10.14.7	Form of Restricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.5 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

10.14.8	Form of Unrestricted Stock Agreement under the 2007 Omnibus Incentive Plan. Filed as Exhibit 10.11.6 to the PAETEC Holding 2006 Form 10-K and incorporated herein by reference.

*10.15	PAETEC Holding Corp. Annual Performance Bonus Plan.

10.16	PAETEC Holding Corp. Employee Stock Purchase Plan. Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149127) and incorporated herein by reference.

10.17.1	McLeodUSA Incorporated 2006 Omnibus Equity Plan (the “McLeodUSA Equity Plan”). Filed as Exhibit 10.1 to PAETEC Holding’s Registration Statement on Form S-8 (SEC File No. 333-149130) and incorporated herein by reference.

10.17.2	Form of Stock Option Agreement under the McLeodUSA Equity Plan for certain executive officers. Filed as Exhibit 10.18.2 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.17.3	Form of Stock Option Agreement under the McLeodUSA Equity Plan for directors. Filed as Exhibit 10.18.3 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.18.1	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Metacomm, LLC, RTA Associates, LLC, Richard T. Aab and Joyce M. Aab. Filed as Exhibit 10.5 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.18.2	Indemnity Agreement, dated August 6, 2001, by and among US LEC, Tansukh V. Ganatra, Sarlaben T. Ganatra, Rajesh T. Ganatra and Super STAR Associates Limited Partnership. Filed as Exhibit 10.6 to US LEC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

Exhibit Number	Description

10.20	Form of Indemnity Agreement between McLeodUSA Incorporated and each of John H. Bonde, Richard C. Buyens, Donald C. Campion, Joseph H. Ceryanec, Eugene I. Davis, Royce J. Holland, John D. McEvoy, Alex Stadler and D. Craig Young. Filed as Exhibit 10.21 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.21	Form of Indemnification Agreement between PAETEC Holding and certain of its directors. Filed as Exhibit 10.22 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.22	Form of Indemnification Agreement between PAETEC Holding and certain of its officers. Filed as Exhibit 10.23 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

10.24	Form of Indemnification Agreement between PAETEC Holding and its officers who are also directors. Filed as Exhibit 10.24 to the PAETEC Holding 2008 Form 10-K and incorporated herein by reference.

*12.1	Statement of Computation of Ratios of Earnings to Fixed Charges

*21	Subsidiaries of PAETEC Holding.

*23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.