Form 10-K/A
period 2010-12-31
PAETEC Holding Corp.
filed 2011-04-12
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 16, 2011 (the “Original Report”), for the sole purpose of correcting an error in the certification of our Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32 to the Original Report, whereby the fiscal year covered by the Original Report was incorrectly referred to in Exhibit 32 as the fiscal year ended December 31, 2009.

A corrected Exhibit 32 is being filed with this Amended Report. A new consent of the Independent Registered Public Accounting Firm and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 also are being filed with this Amended Report as Exhibits 23, 31.1 and 31.2, respectively.

Except as set forth above, we have not changed or updated other information included in the Original Report. Accordingly, the information contained in the Original Report and included in this Amended Report describes conditions as they existed and were presented in the Original Report at the time we filed that report with the Securities and Exchange Commission on March 16, 2011. We have not taken into account any other events occurring after the filing of the Original Report that might have affected those disclosures, nor have we modified or updated those disclosures to reflect any subsequent events.

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

Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-45 and are incorporated by reference in this Item 8.

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

PAETEC Holding Corp.—for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows:

PAETEC Holding Corp.—for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule is filed as part of this report and is set forth on page F-46:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of April, 2011.

PAETEC HOLDING CORP.

By:	/s/ ARUNAS A. CHESONIS
Arunas A. Chesonis Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 12th day of April, 2011.

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