Form 10-Q
period 2011-03-31
PAETEC Holding Corp.
filed 2011-05-05
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock outstanding on May 2, 2011 was 145,075,559.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$103,853	$95,533
Accounts receivable, net of allowance for doubtful accounts of $12,727 and $11,044, respectively	250,120	253,175
Deferred income taxes	10,801	10,801
Prepaid expenses and other current assets	27,949	27,584

Total current assets	392,723	387,093
Property and equipment, net	863,748	860,782
Goodwill	443,793	439,556
Intangible assets, net	265,394	279,691
Other assets, net	42,684	40,816

Total assets	$2,008,342	$2,007,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,600	$102,169
Accrued expenses	38,880	36,954
Accrued payroll and related liabilities	25,823	20,373
Accrued taxes	48,626	48,897
Accrued commissions	23,179	22,532
Accrued capital expenditures	17,286	13,707
Accrued interest	35,363	17,278
Deferred revenue	81,100	82,232
Current portion of long-term debt and capital lease obligations	38,684	10,733

Total current liabilities	394,541	354,875
Long-term debt and capital lease obligations	1,408,453	1,437,356
Other long-term liabilities	78,715	78,822

Total liabilities	1,881,709	1,871,053

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock, $.01 par value; 300,000,000 authorized shares at March 31, 2011 and December 31, 2010, 145,062,716 shares issued and outstanding at March 31, 2011, 144,026,358 shares issued and outstanding at December 31, 2010	1,451	1,440
Additional paid-in capital	768,615	766,948
Accumulated deficit	(643,433)	(631,503)

Total stockholders’ equity	126,633	136,885

Total liabilities and stockholders’ equity	$2,008,342	$2,007,938

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2011 and 2010

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Network services revenue	$377,032	$310,474
Carrier services revenue	82,212	63,043
Integrated solutions revenue	36,269	16,534

Total revenue	495,513	390,051
Cost of sales (exclusive of operating items shown separately below)	233,912	192,749
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	172,692	134,260
Acquisition, integration and separation costs	2,493	—
Depreciation and amortization	63,313	47,173

Income from operations	23,103	15,869
Debt extinguishment and related costs	—	4,423
Other income, net	(81)	(112)
Interest expense	34,464	22,037

Loss before income taxes	(11,280)	(10,479)
Provision for (benefit from) income taxes	650	(941)

Net loss	$(11,930)	$(9,538)

Basic and diluted net loss per common share	$(0.08)	$(0.07)

Basic and diluted weighted average common shares outstanding	144,338,459	145,490,947

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:

Net loss	$(11,930)	$(9,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,313	47,173
Amortization of debt issuance costs	1,064	659
Amortization of debt discount, net	792	328
Bad debt expense	3,547	4,141
Stock-based compensation expense	2,416	2,462
Gain on disposal of property and equipment	(45)	(23)
Deferred income taxes	—	(1,342)
Debt extinguishment and related costs	—	3,667
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(433)	(4,604)
Prepaid expenses and other current assets	(351)	(5,806)
Other assets	(2,182)	729
Accounts payable	(16,169)	(1,807)
Accrued expenses	(2,360)	(9,395)
Accrued payroll and related liabilities	5,327	(17,472)
Accrued taxes	(351)	(7,944)
Accrued commissions	647	(302)
Accrued interest	18,085	7,153
Deferred revenue	(685)	(251)

Net cash provided by operating activities	60,685	7,828

INVESTING ACTIVITIES:
Purchases of property and equipment	(46,847)	(29,474)
Acquisitions, net of cash received	(1,343)	(5,035)
Increase in restricted cash	—	(314)
Purchase of long-term investment	(750)	—
Proceeds from disposal of property and equipment	89	208
Software development costs	(480)	(382)

Net cash used in investing activities	(49,331)	(34,997)

FINANCING ACTIVITIES:
Repayments of long-term debt	(2,419)	(275,652)
Payment for debt issuance costs	—	(7,328)
Proceeds from long-term borrowings	—	301,584
Proceeds from exercise of stock options, warrants, and purchase plans	811	1,050
Payment of tax withholding on vested stock units	(1,426)	(1,093)

Net cash (used in) provided by financing activities	(3,034)	18,561

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,320	(8,608)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,533	152,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,853	$144,280

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,225	$14,027

Cash paid for (refund from) income taxes	$21	$(15)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrued property and equipment expenditures	$28,853	$8,493

Equipment purchased under capital leases	$675	$7,401

Tenant incentive leasehold improvements	$748	$58

Contingent consideration / accrued business acquisition costs	$10,199	$2,182

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2010 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2011. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2011 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.	ACQUISITIONS

Definitive Agreement to Acquire XETA Technologies

On February 8, 2011, PAETEC Holding entered into an agreement and plan of merger by and among PAETEC Holding, XETA Technologies, Inc. (“XETA”), and an indirect wholly-owned subsidiary of PAETEC. Under the terms and subject to the conditions of the merger agreement, the PAETEC subsidiary will merge with and into XETA, with XETA surviving the merger as a wholly-owned subsidiary of PAETEC Holding. The merger agreement has been approved unanimously by the board of directors of each of PAETEC Holding and XETA.

Upon the completion of the merger, each share of XETA common stock (other than shares held in the treasury of XETA or any subsidiary of XETA and any shares owned by PAETEC) will be automatically converted into the right to receive $5.50 in cash (the “merger consideration”). In addition, immediately prior to the effective time of the merger, all remaining forfeiture restrictions applicable to restricted shares of XETA common stock will expire and the holders thereof will be entitled to receive the merger consideration with respect to each such share. Certain options to purchase shares of XETA common stock outstanding immediately prior to the effective time will become fully vested immediately prior to the effective time, and holders of warrants and vested options will be entitled to receive specified consideration. The merger consideration will be approximately $61 million in the aggregate.

Completion of the merger is subject to customary conditions, including approval by the holders of a majority of the outstanding shares of XETA’s common stock entitled to vote on the merger, receipt of any required regulatory approvals and the absence of any law or order prohibiting the merger. Moreover, each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to qualifications), the other party’s compliance with its covenants and agreements contained in the merger agreement, there not being holders of more than 15% of the outstanding shares of XETA common stock properly exercising appraisal rights and there not having been a material adverse effect on the business, financial condition or results of operations of XETA and its subsidiaries (subject to certain limitations) or the ability of XETA to consummate the transactions under the merger agreement that has not been cured. Neither the merger agreement nor the merger is subject to the approval of PAETEC Holding’s stockholders.

The merger agreement contains certain termination rights for XETA and PAETEC. Upon any termination of the merger agreement under specified circumstances, XETA is required to pay PAETEC a termination fee of $1.92 million.

Acquisition of Assets and Certain Liabilities of Iperia Mobility Solutions, LLC

On February 11, 2011, the Company completed the acquisition of assets and certain liabilities of Iperia Mobility Solutions, LLC (“Iperia”), a limited liability company providing IP-based communications solutions delivering communications-enabled applications. The purchase price for the acquisition was $4.0 million in cash, including an estimated $2.7 million of contingent consideration to be paid 24 months following the acquisition closing date. The merger was accounted for as an acquisition of Iperia by PAETEC using the acquisition method in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

Supplemental Pro Forma Information (Unaudited)—Cavalier Telephone Corporation Acquisition

On December 6, 2010, the Company completed the acquisition of Cavalier Telephone Corporation (“Cavalier”). The revenue and net loss from continuing operations of the combined entity had the acquisition date been January 1, 2010, are as follows (in thousands):

	Revenue	Net loss from continuing operations
Supplemental pro forma from January 1, 2010 through March 31, 2010	$483,244	$(11,911)

The pro forma information presents the combined operating results of the Company and Cavalier, with the results prior to the merger closing date adjusted to include the pro forma effect of the elimination of transactions between the Company and Cavalier, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property and equipment and intangible assets, the elimination of historical interest expense on Cavalier’s pre-merger indebtedness, the inclusion of interest expense related to Company borrowings used to fund the acquisition, and the amortization of debt issuance costs related to such borrowings.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs. Certain cost savings may result from the Cavalier merger, although there can be no assurance that cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of the date indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Communications networks	$1,149,668	$1,112,615
Computer hardware and purchased software	179,129	167,101
Equipment	55,675	55,316
Office equipment, furniture and fixtures	93,982	91,621
Construction-in-progress	40,078	41,264
Land and buildings	46,478	46,436

	1,565,010	1,514,353
Accumulated depreciation	(701,262)	(653,571)

Property and equipment, net	$863,748	$860,782

Construction-in-progress as of March 31, 2011 and December 31, 2010 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $48.4 million and $39.5 million for the three months ended March 31, 2011 and 2010, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2011 to March 31, 2011 were as follows (in thousands):

Balance as of January 1, 2011	$439,556
Goodwill related to Iperia acquisition	4,237

Balance as of March 31, 2011	$443,793

The amount of goodwill recognized as of March 31, 2011 for the Company’s acquisition of Cavalier in December 2010 and its other recent acquisitions are based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable acquisition’s closing date (Note 2).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$376,343	$(124,324)	$252,019	11 years
Technology-based	1,953	(1,586)	367	5 years
Capitalized software development costs	9,721	(4,082)	5,639	4 years
Technology license	5,164	(1,979)	3,185	5 years
Trade name	2,800	(1,016)	1,784	6 years

Total	395,981	(132,987)	262,994	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$398,381	$(132,987)	$265,394

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$376,343	$(111,029)	$265,314	11 years
Technology-based	1,953	(1,520)	433	5 years
Capitalized software development costs	9,242	(3,477)	5,765	4 years
Technology license	5,164	(1,721)	3,443	5 years
Trade name	2,800	(464)	2,336	6 years

Total	395,502	(118,211)	277,291	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$397,902	$(118,211)	$279,691

Intangible asset amortization expense for the three months ended March 31, 2011 and 2010 was $14.8 million and $7.6 million, respectively.

Gross intangible assets as of March 31, 2011 included $159.4 million for customer relationship intangible assets (12 year weighted average useful life), $0.7 million for trade names, and $0.1 million for software acquired from Cavalier. The Company also recorded $4.6 million for a customer relationship intangible asset, $2.2 million for acquired software, and $0.5 million for the trade name acquired through the acquisition of Formula Telecom Solutions, Inc. These amounts are based on the Company’s preliminary allocations of the purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable closing dates. The Company estimates that future aggregate amortization expense related to intangible assets as of March 31, 2011 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2011 (remaining nine months)	$42,990
2012	47,830
2013	38,106
2014	30,639
2015	23,361
Thereafter	80,068

Total	$262,994

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
8 7/8% Senior Secured Notes due 2017	$650,000	$650,000
Unamortized discount on 8 7/8% Senior Secured Notes due 2017, net	(8,110)	(8,435)
9 7/8% Senior Notes due 2018	450,000	450,000
Unamortized discount on 9 7/8% Senior Notes due 2018	(14,343)	(14,811)
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	25,000	25,000
Capital lease obligations	44,067	45,805
Other	523	530

Total debt	1,447,137	1,448,089
Less: current portion	(38,684)	(10,733)

Long-term debt and capital lease obligations	$1,408,453	$1,437,356

Senior Credit Facilities

As of March 31, 2011, the Company had $25.0 million principal amount of borrowings under its revolving credit facility. There are no scheduled principal payments under the revolving loans. Any outstanding revolving loans will be payable in full on the revolving loan maturity date of February 28, 2012.

Under the terms of the total leverage ratio covenant contained in the Company’s credit agreement for its senior credit facilities, the Company’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00. The Company was in compliance with this financial covenant as of March 31, 2011.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, other than debt, does not materially differ from the estimated fair values as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the $450.0 million principal amount of the Company’s 9 7/8% senior notes due 2018 had an estimated fair market value of approximately $473.6 million, the $650.0 million principal amount of the Company’s 8 7/8% senior secured notes due 2017 had an estimated fair market value of approximately $697.1 million, the $300.0 million principal amount of the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $314.3 million, and the $25.0 million principal amount of the Company’s senior secured credit facility had an estimated fair market value of approximately $25.0 million. As of December 31, 2010, the $450.0 million principal amount of the Company’s 9 7/8% senior notes due 2018 had an estimated fair market value of approximately $463.5 million, the $650.0 million principal amount of the Company’s 8 7/8% senior secured notes due 2017 had an estimated fair market value of approximately $695.5 million, the $300.0 million principal amount of the Company’s 9.5% senior notes due 2015 had an estimated fair market value of approximately $311.3 million, and the $25.0 million principal amount of the Company’s senior secured credit facility had an estimated fair market value of approximately $25.0 million. The estimated market values as of March 31, 2011 and December 31, 2010 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on the volume traded by any given securities firm and on other factors.

6.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2011 was $0.7 million and represents current state taxes consisting primarily of taxes based on gross margin or modified gross receipts, and income taxes in jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the three months ended March 31, 2011 was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

ASC 740, Income Taxes, requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of March 31, 2011 was $0.5 million, net of federal benefit, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of March 31, 2011, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal tax years ended December 31, 2007 through December 31, 2010 and various state tax years remain subject to income tax examinations by tax authorities.

7.	SHARE-BASED TRANSACTIONS

Employee Stock Purchase Plan

As of March 31, 2011, purchase rights for 2,201,525 shares had been granted under PAETEC Holding’s Employee Stock Purchase Plan (the “ESPP”) and 1,898,475 shares of common stock remained available for issuance.

During the three months ended March 31, 2011, PAETEC Holding issued 174,927 shares at a purchase price of approximately $3.01 per share, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on March 31, 2011. Compensation expense attributable to the ESPP for the three months ended March 31, 2011 totaled less than $0.1 million.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2011:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	10,457,311	$4.35
Granted	567,378	$3.80
Exercised	(97,473)	$2.34
Canceled	(519,973)	$5.38
Forfeited	(77,327)	$4.33

Outstanding at March 31, 2011	10,329,916	$4.29	5.1	$5,484

Exercisable at March 31, 2011	8,304,451	$4.38	4.2	$4,787

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on March 31, 2011. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $0.2 million.

For options granted during the three months ended March 31, 2011 and 2010, the weighted average fair values of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, were $2.58 and $2.91, respectively, using the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected option life (in years)	6.2	6.2
Risk free interest rate	3.1% – 3.2%	2.7% – 3.0%
Expected volatility	74.3%	75.5% – 75.6%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $0.5 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes stock option information as of March 31, 2011:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $2.10	2,507,714	$1.66	2,165,791	$1.71
$2.11 - $3.15	1,256,515	$2.33	1,226,375	$2.32
$3.16 - $7.35	4,707,204	$4.10	3,217,387	$4.16
$7.36 - $13.46	1,858,483	$9.63	1,694,898	$9.69

	10,329,916	$4.29	8,304,451	$4.38

As of March 31, 2011, there was approximately $4.1 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted average period of approximately 1.9 years.

Stock Unit Activity

The following table summarizes stock unit activity for the three months ended March 31, 2011:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	3,987,767	$5.29
Granted	268,578	$3.81
Vested	(1,153,380)	$6.61
Canceled	(686,350)	$3.43
Forfeited	(100,691)	$4.70

Outstanding at March 31, 2011	2,315,924	$4.95

For stock units granted during the three months ended March 31, 2011 and 2010, the weighted average fair values of the stock units granted, determined by the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $3.81 and $3.68, respectively.

The aggregate intrinsic value of stock units that vested during the three months ended March 31, 2011 was approximately $4.4 million.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the three months ended March 31, 2011, the Company withheld shares of PAETEC Holding common stock totaling 409,422 shares.

For the three months ended March 31, 2011 and 2010, total compensation expense related to stock units granted was approximately $1.8 million and $1.7 million, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2011, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $9.7 million. The Company expects to recognize the expense over a weighted-average period of approximately 1.2 years.

Warrant Activity

The following table summarizes warrant activity for the three months ended March 31, 2011:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	2,521,935	$2.41
Exercised	(20,000)	2.89
Forfeited	(109,546)	4.93

Outstanding at March 31, 2011	2,392,389	$2.29	3.4	$2,541

Exercisable at March 31, 2011	1,952,389	$2.16	2.3	$2,343

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on March 31, 2011 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on March 31, 2011. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of warrants exercised during the three months ended March 31, 2011 was less than $0.1 million.

For the three months ended March 31, 2011, total stock-based compensation expense related to warrants was less than $0.1 million. No stock-based compensation expense related to warrants was recognized during the three months ended March 31, 2010. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes information relating to outstanding warrants as of March 31, 2011:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
$0.00 - $2.06	1,660,093	$1.97	1,660,093	$1.97
$2.07 - $2.89	599,214	$2.88	159,214	$2.87
$2.90 - $4.01	133,082	$3.60	133,082	$3.60

	2,392,389	$2.29	1,952,389	$2.16

8.	LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share data)
Net loss	$(11,930)	$(9,538)

Weighted average common shares outstanding – basic and diluted	144,338,459	145,490,947

Net loss per common share – basic and diluted	$(0.08)	$(0.07)

For the three months ended March 31, 2011 and 2010, the Company had outstanding options, warrants and restricted stock units for 15,038,229 and 19,042,769 shares, respectively, that were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2011, the Company had entered into agreements with vendors to purchase approximately $31.1 million of equipment and services, of which the Company expects $25.9 million to be delivered and payable in the year ending December 31, 2011, $2.6 million to be delivered and payable in the year ending December 31, 2012, and $2.6 million to be delivered and payable in the year ending December 31, 2013.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of March 31, 2011, the Company’s minimum commitments under these agreements totaled $138.5 million, of which $110.8 million expires in the year ending December 31, 2011, $12.5 million expires in the year ending December 31, 2012, $12.5 million expires in the year ending December 31, 2013, and the remaining $2.7 million expires in the year ending December 31, 2014. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations.

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

Interconnection and Network Access Agreements

The Company is dependent on the use of incumbent local exchange carriers’ local and transport networks and access services to provide telecommunications services to its customers. Charges for leasing local and transport network components and purchasing special access services historically have made up a significant percentage of the Company’s overall cost of providing the services. These network components and services are purchased in each PAETEC market through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales in the accompanying condensed consolidated statements of operations.

Letters of Credit

The Company is party to letters of credit totaling $8.0 million as of March 31, 2011. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	MM(Level03)MM	MM(Level03)MM	MM(Level03)MM
	Fair Value Measurements as of March 31, 2011 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$9,394	—	—
Other assets, net	$2,909	—	—

	Fair Value Measurements as of December 31, 2010 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$11,186	—	—
Other assets, net	$2,859	—	—

At March 31, 2011, the fair value of cash and cash equivalents presented in the table above was primarily composed of the Company’s investments in publicly traded money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments. The fair value of the Company’s other assets, net consists of restricted investments in registered money market instruments.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standard Update, or “ASU,” 2009-13, Revenue Recognition (Topic 605). This ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two is available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. The adoption of this accounting standard on January 1, 2011 did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that include Software Elements. This ASU amends accounting and reporting guidance under ASC 605-985 to exclude from its scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The adoption of this accounting standard on January 1, 2011 did not have a material impact on the Company’s financial statements.

12.	SUBSEQUENT EVENTS

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2011, and events which occurred subsequent to March 31, 2011 but were not recognized in the financial statements. No subsequent events which required recognition or disclosure were identified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year and in our subsequently filed SEC reports.

You should read the following management’s discussion and analysis in conjunction with our Annual Report on Form 10-K for our 2010 fiscal year and together with the condensed consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” and “PAETEC” mean PAETEC Holding Corp. and its subsidiaries and “PAETEC Holding” means PAETEC Holding Corp.

Overview

PAETEC is a competitive broadband communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing business end-user customers in metropolitan areas with a package of integrated broadband services that encompasses data services, including Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of March 31, 2011, PAETEC provided services for over 54,000 business customers in a service area encompassing 86 of the top 100 metropolitan statistical areas.

Business Acquisition. On February 8, 2011, PAETEC Holding entered into a merger agreement by and among PAETEC Holding, XETA Technologies, Inc., which we refer to as “XETA,” and an indirect, wholly-owned subsidiary of PAETEC Holding, pursuant to which XETA will become a wholly-owned subsidiary of PAETEC Holding at the effective time of the merger. Under the merger agreement, XETA’s security holders have the right to receive total merger consideration of approximately $61 million. The merger agreement has been approved unanimously by the board of directors of each of PAETEC Holding and XETA. The consummation of the merger is subject to customary conditions, including approval by the holders of a majority of the outstanding shares of XETA’s common stock entitled to vote on the merger and receipt of any required regulatory approvals.

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

Energy supply services revenue consists primarily of usage-based fees its customers pay for unregulated electricity. Revenues are subject to variability based upon market factors. PAETEC recognizes revenue related to energy sales when the service is provided.

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

Acquisition, Integration and Separation Costs. Acquisition, integration and separation costs include external costs directly related to PAETEC’s acquisition activities, such as advisory, legal, accounting, valuation and other professional fees. In addition, such costs include employee severance and benefit costs associated with PAETEC’s acquisition activities.

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

Other Income, Net. Other income, net includes investment income and other financing income.

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

Results of Operations

The following table presents selected operating data for the three months ended March 31, 2011 and 2010. The comparison of PAETEC’s operating results for the three months ended March 31, 2011, which we refer to as our “2011 quarter,” to PAETEC’s operating results for the three months ended March 31, 2010, which we refer to as our “2010 quarter,” is materially affected by PAETEC’s acquisition by merger of Cavalier Telephone Corporation, or “Cavalier,” on December 6, 2010. Cavalier’s operating results are included in PAETEC’s operating results beginning on December 6, 2010. Because of the significance of this transaction, PAETEC’s operating results for the 2011 quarter and the 2010 quarter are not directly comparable. PAETEC’s operating results for the 2011 and 2010 quarters were as follows (dollars in thousands):

	Three Months Ended March 31, 2011 (1)		Three Months Ended March 31, 2010
	$	% of Revenue	$	% of Revenue
Revenue:
Network services revenue	$377,032	76%	$310,474	80%
Carrier services revenue	82,212	17%	63,043	16%
Integrated solutions revenue	36,269	7%	16,534	4%

Total revenue	495,513	100%	390,051	100%
Cost of sales (2)	233,912	47%	192,749	49%
Selling, general and administrative expenses (3)	172,692	35%	134,260	34%
Acquisition, integration and separation costs	2,493	*	—	*
Depreciation and amortization	63,313	13%	47,173	12%

Income from operations	23,103	5%	15,869	4%
Debt extinguishment and related costs	—	*	4,423	1%
Other income, net	(81)	*	(112)	*
Interest expense	34,464	7%	22,037	6%

Loss before income taxes	(11,280)	(2)%	(10,479)	(3)%
Provision for (benefit from) income taxes	650	*	(941)	*

Net loss	$(11,930)	(2)%	$(9,538)	(2)%

Adjusted EBITDA (4)	$91,355		$65,543

*	Less than one percent
(1)	Includes the results of Cavalier as of the Cavalier merger closing date of December 6, 2010.
(2)	Exclusive of operating items shown separately below.
(3)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.

(4)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, acquisition, integration and separation costs, and debt extinguishment and related costs. Adjusted EBITDA is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in PAETEC’s Annual Report on Form 10-K for PAETEC’s 2010 fiscal year for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net loss	$(11,930)	$(9,538)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	63,313	47,173
Interest expense, net of interest income	34,413	21,964
Provision for (benefit from) income taxes	650	(941)

EBITDA	86,446	58,658
Stock-based compensation	2,416	2,462
Acquisition, integration and separation costs	2,493	—
Debt extinguishment and related costs	—	4,423

Adjusted EBITDA	$91,355	$65,543

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Revenue. Total revenue increased $105.5 million, or 27.0%, to $495.5 million for the 2011 quarter from $390.1 million for the 2010 quarter primarily from the inclusion of operating results from Cavalier and other recently acquired businesses for the full 2011 quarter. Of total revenue for the 2011 quarter, revenue from network services, carrier services and integrated solutions accounted for 76.1%, 16.6% and 7.3%, respectively, compared to 79.6%, 16.2% and 4.2%, respectively, for the 2010 quarter.

Revenue from network services increased $66.6 million, or 21.4%, to $377.0 million for the 2011 quarter from $310.5 million for the 2010 quarter. Of total network services revenue for the 2011 quarter, revenue from core network services, access fee and reciprocal compensation revenue related to network services, and non-core POTS revenue related to network services accounted for 89.3%, 4.0% and 6.7%, respectively, compared to 91.2%, 5.7% and 3.1%, respectively, for the 2010 quarter.

Revenue from core network services increased $53.7 million, or 19.0%, to $336.8 million for the 2011 quarter from $283.1 million for the 2010 quarter. For the 2011 quarter, revenue from monthly recurring fees and usage-based fees accounted for 80.2% and 19.9%, respectively, of revenue from core network services, compared to 77.6% and 21.8%, respectively, of such revenue for the 2010 quarter. The increase in core network services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter.

Access fee revenue and reciprocal compensation included in network services revenue decreased $2.9 million, or 16.2%, to $14.9 million for the 2011 quarter from $17.8 million for the 2010 quarter. Of total access fee revenue and reciprocal compensation included in network services for the 2011 quarter, revenue from access fees accounted for 92.1% compared to 91.8% for the 2010 quarter.

Non-core POTS revenue included in network services revenue increased $15.8 million, or 165%, to $25.3 million for the 2011 quarter from $9.5 million for the 2010 quarter. The increase in non-core POTS revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter, the effect of which was partially offset by customer attrition during the quarter.

Revenue from carrier services increased $19.2 million, or 30.4%, to $82.2 million for the 2011 quarter from $63.0 million for the 2010 quarter. Of total carrier services revenue for the 2011 quarter, revenue from core carrier services, access fee and reciprocal compensation revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 72.0%, 24.5% and 3.5%, respectively, compared to 70.8%, 23.4% and 5.8%, respectively, for the 2010 quarter.

Revenue from core carrier services increased $14.6 million, or 32.6%, to $59.2 million for the 2011 quarter from $44.7 million for the 2010 quarter. The increase in core carrier services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter. For the 2011 quarter, revenue from monthly recurring fees and usage-based fees accounted for 67.6% and 20.0%, respectively, of revenue from core carrier services, compared to 59.9% and 27.1%, respectively, of such revenue for the 2010 quarter.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $5.4 million, or 36.4%, to $20.1 million for the 2011 quarter from $14.7 million for the 2010 quarter. Of total access fee revenue and reciprocal compensation included in carrier services revenue for the 2011 quarter, revenue from access fees accounted for 88.8% compared to 83.0% for the 2010 quarter.

Non-core POTS revenue included in carrier services revenue decreased $0.8 million, or 21.3%, to $2.9 million for the 2011 quarter from $3.6 million for the 2010 quarter. The decrease in non-core POTS revenue primarily resulted from customer attrition.

Revenue from integrated solutions services increased $19.8 million, or 119.4%, to $36.3 million for the 2011 quarter from $16.5 million for the 2010 quarter. The increase in integrated solution services revenue primarily resulted from growth in both equipment sales and energy supply services due to the inclusion of operating results from U.S. Energy Partners LLC and Quagga Corporation for the full 2011 quarter.

Cost of Sales. Cost of sales increased to $233.9 million for the 2011 quarter from $192.7 million for the 2010 quarter, in part because of increased costs associated with the acquisition of Cavalier, increased costs associated with equipment sales due to the June 2010 acquisition of Quagga Corporation, and costs incurred to procure electricity from market operators on a wholesale basis.

Leased transport charges increased to $177.2 million, or 75.8% of cost of sales, for the 2011 quarter from $153.0 million, or 79.3% of cost of sales, for the 2010 quarter.

Usage costs for local and long distance calls increased to $33.4 million, or 14.3% of cost of sales, for the 2011 quarter from $29.5 million, or 15.3% of cost of sales, for the 2010 quarter.

Cost of sales as a percentage of total revenue decreased to 47.2% for the 2011 quarter from 49.4% for the 2010 quarter. The improvement was driven by a broad array of operational enhancements, including the contribution of higher margin Cavalier revenues, improved local network cost resulting from earlier initiatives to transition special access circuits to unbundled network elements, and an increase in integrated equipment and network sales driven by our IP Simple Product, which leverages PAETEC’s proprietary Allworx platform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $172.7 million for the 2011 quarter from $134.3 million for the 2010 quarter primarily due to costs associated with higher staffing levels in PAETEC’s sales force and additional growth in headcount from acquisitions completed during 2010. Selling, general and administrative expenses as a percentage of total revenue increased to 34.9% for the 2011 quarter from 34.4 % for the 2010 quarter.

Acquisition, Integration and Separation Costs. During the 2011 quarter, PAETEC recognized approximately $2.5 million of acquisition, integration and separation costs. These costs were primarily related to employee separations.

Depreciation and Amortization. Depreciation and amortization expense increased to $63.3 million for the 2011 quarter from $47.2 million for the 2010 quarter. The increase was primarily attributable to the inclusion of Cavalier’s operating results for the full 2011 quarter and PAETEC’s network deployment and maintenance activities.

Debt Extinguishment and Related Costs. During the 2010 quarter, PAETEC recognized a total of $4.4 million of debt extinguishment and related costs, which represented the elimination of $3.6 million of debt issuance costs and unamortized debt discount associated with the repayment of $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under its senior secured credit facilities with the proceeds from the January 2010 issuance of $300.0 million aggregate principal amount of its 8 7/8% senior secured notes due 2017 and $0.8 million of costs related to the termination of its interest rate swap agreement.

Interest Expense. PAETEC’s average outstanding debt balances increased to $1,470.2 million for the 2011 quarter from $946.0 million for the 2010 quarter, as a result of the December 2010 issuance of $450.0 million aggregate principal amount of its 9 7/8% senior notes due 2018. Interest expense increased to $34.5 million for the 2011 quarter from $22.0 million for the 2010 quarter due primarily to an increase in the average outstanding debt balances and an increase in the average annual borrowing rate. The weighted average annual borrowing rate, including the amortization of the debt discount and the debt premium but excluding the amortization of deferred financing costs, for the 2011 quarter was 9.4%, compared to 9.1% for the 2010 quarter.

Income Taxes. The provision for income taxes for the 2011 quarter was $0.7 million. The difference between the statutory rate and the effective tax rate for the 2011 quarter was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, issuances of debt securities and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the three months ended March 31, 2011 and 2010, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$60,685	$7,828
Net cash used in investing activities	$(49,331)	$(34,997)
Net cash (used in) provided by financing activities	$(3,034)	$18,561

The $52.9 million increase in cash flows from operating activities for the 2011 quarter over the 2010 quarter was primarily attributable to a $11.6 million increase in net loss adjusted for non-cash items and a $41.2 million increase in working capital.

PAETEC’s investing activities during the 2011 and 2010 quarters consisted primarily of activities related to the purchase of property and equipment. Investing activities during the 2010 quarter also included the acquisition of U.S. Energy Partners LLC.

Net cash used in financing activities of $3.0 million for the 2011 quarter was primarily related to repayments of long-term debt. Net cash provided by financing activities of $18.6 million for the 2010 quarter was primarily related to the January 2010 issuance and sale of $300.0 million in aggregate principal amount of PAETEC Holding’s 8 7/8% senior secured notes due 2017, partially offset by the payment of debt issuance costs incurred in connection with such sale. PAETEC applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases. There were no material changes in PAETEC’s contractual obligations as set forth in PAETEC’s Annual Report on Form 10-K for its 2010 fiscal year.

Indebtedness. At March 31, 2011, PAETEC had approximately $1,447.1 million of total indebtedness, net of an unamortized discount of $22.5 million. The overall weighted average annual interest rate, including the amortization of the debt discount and debt premium but excluding deferred financing costs, was 9.4%. Of this total indebtedness, an aggregate principal amount of $300.0 million was outstanding under PAETEC Holding’s 9.5% senior notes due 2015, an aggregate principal amount of $650.0 million was outstanding under PAETEC Holding’s 8 7/8% senior secured notes due 2017, an aggregate principal amount of $450.0 million was outstanding under PAETEC Holding’s 9 7/8% senior notes due 2018, an aggregate principal amount of $25.0 million was outstanding under the company’s revolving credit facility, and an aggregate of $44.6 million consisted of capital leases and other indebtedness.

As of March 31, 2011, PAETEC’s senior secured credit facilities available pursuant to its credit agreement consisted of the following:

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

Under the terms of the total leverage ratio covenant contained in PAETEC’s credit agreement for its senior credit facilities, PAETEC’s ratio of consolidated debt to consolidated adjusted EBITDA (as defined for purposes of the credit agreement) as of any measurement date will not be permitted to be greater than 5.00:1.00. PAETEC was in compliance with this financial covenant as of March 31, 2011.

On April 12, 2011, PAETEC announced that it will seek $225 million principal amount of new senior secured credit facilities to replace its existing credit facilities. The new credit facilities will consist of a five-year senior secured revolving credit facility in an aggregate principal amount of $125 million and a seven-year senior secured term loan facility in an aggregate principal amount of $100 million. The proceeds from borrowings under the new credit facilities will be used for general corporate purposes, including repayment of the $25 million principal amount of borrowings outstanding under PAETEC’s existing senior secured revolving credit facility and to complete the recently announced acquisition of XETA Technologies, Inc., the closing of which is subject to customary closing conditions. PAETEC’s ability to obtain the new credit facilities on terms that are acceptable to it will be subject to market conditions and customary closing conditions.

See Note 5 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding the company’s indebtedness.

Capital and Cash Requirements. PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $46.8 million in the 2011 quarter. PAETEC expects to fund all of its 2011 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of March 31, 2011, PAETEC had entered into agreements with vendors to purchase approximately $169.6 million of equipment and services, of which the Company expects $136.7 million to be delivered and payable in the year ending December 31, 2011, $15.1 million to be delivered and payable in the year ending December 31, 2012, $15.1 million to be delivered and payable in the year ending December 31, 2013, and the remaining $2.7 million to be delivered and payable in the year ending December 31, 2014.

PAETEC may seek to purchase from time to time some of its outstanding senior notes and/or some of its outstanding senior secured notes for cash in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions and the discount, if any, at which the notes may be purchased, PAETEC’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such purchases may be material.

PAETEC believes that cash on hand and cash flow from operations, and amounts expected to be available under its revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in its Annual Report on Form 10-K for its 2010 fiscal year. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC seeks to acquire other businesses or to accelerate the expansion of its business, it may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Further, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its existing or new senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, PAETEC’s outstanding senior notes and senior secured notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

Critical Accounting Policies

PAETEC’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Preparing consolidated financial statements requires PAETEC to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of PAETEC’s accounting policies. PAETEC’s significant accounting policies are described in the note captioned “Summary of Significant Accounting Policies” in Note 2 to the consolidated financial statements included in PAETEC’s Form 10-K for its 2010 fiscal year, and a discussion of PAETEC’s critical accounting estimates is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update, or “ASU,” 2009-13, Revenue Recognition (Topic 605). This

ASU provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable revenue arrangements.

It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable, which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two is available. This ASU also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this ASU expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. The adoption of this accounting standard on January 1, 2011 did not have a material impact on PAETEC’s financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that include Software Elements. This ASU amends accounting and reporting guidance under ASC 605-985 to exclude from its scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The adoption of this accounting standard on January 1, 2011 did not have a material impact on PAETEC’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PAETEC is exposed to market risks in the normal course of business. PAETEC manages the sensitivity of its results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. PAETEC does not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. PAETEC does not have any material foreign currency exposure. PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company uses to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and, from time to time, the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on variable-rate debt. As of March 31, 2011, the $25.0 million aggregate principal amount outstanding under PAETEC’s revolving credit facility accrued interest at floating rates. A change of one percentage point in the interest rates applicable to the balance of PAETEC’s variable rate debt would result in a fluctuation of approximately $0.3 million in the company’s annual interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2011. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

PAETEC is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Legal Proceedings” in Part I and under the caption “Litigation” in Note 12 to the consolidated financial statements included in that report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K and in our subsequently filed SEC reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 8, 2011, among PAETEC Holding Corp. (“PAETEC Holding”), Hera Corporation and XETA Technologies, Inc. (including form of Voting Agreement). Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 10, 2011 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp. (Registrant)

Dated: May 5, 2011	By:	/S/ KEITH M. WILSON
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 8, 2011, among PAETEC Holding Corp. (“PAETEC Holding”), Hera Corporation and XETA Technologies, Inc. (including form of Voting Agreement). Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on February 10, 2011 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.