Form 10-Q
period 2011-06-30
PAETEC Holding Corp.
filed 2011-08-09
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(585) 340-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on August 3, 2011 was 145,635,058.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$102,632	$95,533
Accounts receivable, net of allowance for doubtful accounts of $12,461 and $11,044, respectively	278,386	253,175
Deferred income taxes	10,801	10,801
Prepaid expenses and other current assets	37,671	27,584

Total current assets	429,490	387,093
Property and equipment, net	876,081	860,782
Goodwill	472,364	439,556
Intangible assets, net	275,835	279,691
Other assets, net	45,371	40,816

Total assets	$2,099,141	$2,007,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,799	$102,169
Accrued expenses	37,779	36,954
Accrued payroll and related liabilities	34,435	20,373
Accrued taxes	48,769	48,897
Accrued commissions	24,322	22,532
Accrued capital expenditures	20,845	13,707
Accrued interest	17,184	17,278
Deferred revenue	86,694	82,232
Current portion of long-term debt and capital lease obligations	16,806	10,733

Total current liabilities	392,633	354,875
Long-term debt and capital lease obligations	1,505,000	1,437,356
Other long-term liabilities	80,136	78,822

Total liabilities	1,977,769	1,871,053

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at June 30, 2011 and December 31, 2010, 145,535,257 shares issued and outstanding at June 30, 2011; 144,026,358 shares issued and outstanding at December 31, 2010	1,455	1,440
Additional paid-in capital	772,788	766,948
Accumulated deficit	(652,871)	(631,503)

Total stockholders’ equity	121,372	136,885

Total liabilities and stockholders’ equity	$2,099,141	$2,007,938

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Network services revenue	$376,243	$310,242	$753,275	$620,716
Carrier services revenue	85,660	63,088	167,872	126,131
Integrated solutions revenue	45,152	22,770	81,421	39,304

Total revenue	507,055	396,100	1,002,568	786,151
Cost of sales (exclusive of operating items shown separately below)	238,077	196,784	471,989	389,533
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	173,287	136,803	345,979	271,063
Acquisition, integration and separation costs	3,406	0	5,899	0
Depreciation and amortization	65,758	47,439	129,071	94,612

Income from operations	26,527	15,074	49,630	30,943
Debt extinguishment and related costs	0	0	0	4,423
Other income, net	(141)	(150)	(222)	(262)
Interest expense	35,306	22,600	69,770	44,637

Loss before income taxes	(8,638)	(7,376)	(19,918)	(17,855)
Provision for (benefit from) income taxes	800	152	1,450	(789)

Net loss	$(9,438)	$(7,528)	$(21,368)	$(17,066)

Basic and diluted net loss per common share	$(0.07)	$(0.05)	$(0.15)	$(0.12)

Basic and diluted weighted average common shares outstanding	145,187,406	146,079,877	144,755,529	145,782,588

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(21,368)	$(17,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129,071	94,612
Amortization of debt issuance costs	2,290	1,356
Amortization of debt discount, net	1,587	652
Bad debt expense	6,566	7,126
Stock-based compensation expense	5,318	5,055
Gain on disposal of property and equipment	(72)	(99)
Deferred income taxes	0	(1,342)
Debt extinguishment and related costs	0	3,667
Gain on non-monetary transaction	(82)	0
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(17,348)	(26,517)
Prepaid expenses and other current assets	(3,629)	(4,789)
Other assets	(2,875)	(154)
Accounts payable	1,470	11,792
Accrued expenses	(2,252)	(10,800)
Accrued payroll and related liabilities	11,297	(15,241)
Accrued taxes	(332)	(4,596)
Accrued commissions	1,186	(164)
Accrued interest	(95)	(295)
Deferred revenue	1,721	1,552

Net cash provided by operating activities	112,453	44,749

INVESTING ACTIVITIES:
Purchases of property and equipment	(99,776)	(60,871)
Acquisitions, net of cash received	(67,867)	(24,603)
Purchase of short term investments	0	(1,972)
Increase in restricted cash	0	(314)
Proceeds from disposal of property and equipment	150	406
Purchase of long-term investment	(750)	0
Software development costs	(1,419)	(677)

Net cash used in investing activities	(169,662)	(88,031)

FINANCING ACTIVITIES:
Repayments of long-term debt	(30,176)	(276,993)
Payment for debt issuance costs	(3,085)	(7,378)
Proceeds from long-term borrowings	99,750	301,584
Repurchase of common stock	0	(4,501)
Payment of contingent consideration	(2,723)	0
Payment for registering securities	(110)	0
Proceeds from exercise of stock options, warrants, and purchase plans	2,242	2,462
Payment of tax withholding on vested stock units	(1,590)	(1,111)

Net cash provided by financing activities	64,308	14,063

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,099	(29,219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,533	152,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,632	$123,669

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$67,295	$43,275

Cash paid for income taxes	$1,777	$762

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :

Accrued property and equipment expenditures	$29,088	$15,453

Equipment purchased under capital leases	$2,192	$21,941

Contingent consideration	$2,700	$8,065

Tenant incentive leasehold improvements	$880	$238

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 (as amended on Form 10-K/A, the “2010 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2010 Form 10-K.

The accompanying condensed consolidated financial statements present results for the six months ended June 30, 2011. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2011 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PAETEC Holding and PAETEC Holding’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.	ACQUISITIONS

Acquisition of XETA Technologies, Inc.

On May 31, 2011, the Company completed its acquisition by merger of XETA Technologies, Inc. (“XETA”), a provider of advanced communications solutions. On the closing date, XETA continued in existence as a wholly-owned subsidiary of PAETEC Holding. The purchase price for the acquisition was approximately $68.1 million in cash. The merger was accounted for as an acquisition of XETA by PAETEC using the acquisition method in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (Note 4).

Acquisition of Assets and Certain Liabilities of Iperia Mobility Solutions, LLC

On February 11, 2011, the Company completed the acquisition of assets and certain liabilities of Iperia Mobility Solutions, LLC (“Iperia”), a limited liability company that provides IP-based communications solutions delivering communications-enabled applications. The purchase price for the acquisition was $4.0 million in cash, including an estimated $2.7 million of contingent consideration to be paid 24 months following the acquisition closing date. The merger was accounted for as an acquisition of Iperia by PAETEC using the acquisition method in accordance with ASC Topic 805 (Note 4).

Supplemental Pro Forma Information (Unaudited)—Cavalier Telephone Corporation Acquisition

On December 6, 2010, the Company completed the acquisition of Cavalier Telephone Corporation (“Cavalier”). The revenue and net loss from continuing operations of the combined entity for the three and six months ended June 30, 2010 had the acquisition date been January 1, 2010, are as follows (in thousands):

	Revenue	Net Loss from Continuing Operations

Supplemental pro forma for the three months ended June 30, 2010	$488,869	$(15,130)

Supplemental pro forma for the six months ended June 30, 2010	$972,113	$(27,041)

The pro forma information presents the combined operating results of the Company and Cavalier, with the results prior to the merger closing date adjusted to include the pro forma effect of the elimination of transactions between the Company and Cavalier, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property and equipment and intangible assets, the elimination of historical interest expense on Cavalier’s pre-merger indebtedness, the inclusion of interest expense related to the Company borrowings used to fund the acquisition, and the amortization of debt issuance costs related to such borrowings.

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Communications networks	$1,187,374	$1,112,615
Computer hardware and purchased software	187,039	167,101
Equipment	62,848	55,316
Office equipment, furniture and fixtures	96,310	91,621
Construction-in-progress	42,365	41,264
Land and buildings	50,148	46,436

	1,626,084	1,514,353
Accumulated depreciation	(750,003)	(653,571)

Property and equipment, net	$876,081	$860,782

Construction-in-progress as of June 30, 2011 and December 31, 2010 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $99.3 million and $79.2 million for the six months ended June 30, 2011 and 2010, respectively. Depreciation expense totaled $50.9 million and $39.7 million for the three months ended June 30, 2011 and 2010, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2011 to June 30, 2011 were as follows (in thousands):

Balance as of January 1, 2011	$439,556
Goodwill related to acquisitions	32,808

Balance as of June 30, 2011	$472,364

The amount of goodwill recognized as of June 30, 2011 for the Company’s acquisition of Cavalier in December 2010 and its other recent acquisitions are based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable acquisition’s closing date (Note 2).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$400,293	$(138,250)	$262,043	11 years
Technology-based	1,953	(1,652)	301	5 years
Capitalized software development costs	10,760	(4,688)	6,072	4 years
Technology license	5,164	(2,238)	2,926	5 years
Trade name	3,250	(1,157)	2,093	5 years

Total	421,420	(147,985)	273,435	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$423,820	$(147,985)	$275,835

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$376,343	$(111,029)	$265,314	11 years
Technology-based	1,953	(1,520)	433	5 years
Capitalized software development costs	9,242	(3,477)	5,765	4 years
Technology license	5,164	(1,721)	3,443	5 years
Trade name	2,800	(464)	2,336	6 years

Total	395,502	(118,211)	277,291	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$397,902	$(118,211)	$279,691

Intangible asset amortization expense for the six months ended June 30, 2011 and 2010 was $29.8 million and $15.3 million, respectively. Intangible asset amortization expense for the three months ended June 30, 2011 and 2010 was $15.0 million and $7.7 million, respectively.

Gross intangible assets as of June 30, 2011 included $24.0 million for customer relationship intangible assets (6 year weighted average useful life), $0.4 million for trade names, and $0.1 million for software acquired from XETA. These amounts are based on the Company’s preliminary allocations of the purchase price and may change significantly based on a valuation that will be finalized within 12 months after the closing date. The Company estimates that future aggregate amortization expense related to intangible assets as of June 30, 2011 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2011 (remaining six months)	$32,983
2012	55,541
2013	43,371
2014	34,218
2015	25,736
Thereafter	81,586

Total	$273,435

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
8 7/8% Senior Secured Notes due 2017	$650,000	$650,000
Unamortized discount on 8 7/8% Senior Secured Notes due 2017, net	(7,786)	(8,435)
9 7/8% Senior Notes due 2018	450,000	450,000
Unamortized discount on 9 7/8% Senior Notes due 2018	(13,876)	(14,811)
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	99,750	25,000
Unamortized discount on senior secured credit facilities	(247)	—
Capital lease obligations	43,152	45,805
Other	813	530

Total debt	1,521,806	1,448,089
Less: current portion	(16,806)	(10,733)

Long-term debt and capital lease obligations	$1,505,000	$1,437,356

Senior Secured Credit Facilities

On May 31, 2011, PAETEC Holding entered into an amended and restated credit agreement (the “credit agreement”), dated as of May 31, 2011, which amended and restated PAETEC Holding’s credit agreement dated February 28, 2007, as amended (the “original credit agreement”).

Under the credit agreement, lenders have made available to the Company $225 million of senior secured credit facilities consisting of the following:

•	a $100 million term loan credit facility under which the Company obtained term loans on May 31, 2011 in an aggregate principal amount of $100 million; and

•

a revolving credit facility under which the Company may obtain from time to time revolving loans of up to an aggregate principal amount of $125 million outstanding at any time. No amounts were outstanding under the revolving credit facility as of June 30, 2011.

PAETEC Holding is the borrower under the term loan and revolving credit facilities. All obligations under the facilities are unconditionally guaranteed on a senior secured basis by all of PAETEC Holding’s directly and indirectly owned domestic subsidiaries, except as expressly provided in the credit agreement.

The Company may elect, subject to pro forma compliance with a total leverage ratio covenant and other conditions, to solicit the lenders under the credit agreement or other prospective lenders to extend up to $300 million in aggregate principal amount of additional loans under the credit facilities.

Borrowings under the credit facilities may be used for working capital, capital expenditures and general corporate purposes, including payment of outstanding borrowings incurred by the Company under the original credit agreement and payment of merger consideration and other costs and expenses. A portion of the revolving credit facility is available for the issuance of letters of credit to support the Company’s operating requirements. The Company received gross proceeds of $99.8 million from its $100 million of borrowings under the term loan facility, which was offered at a price of 99.750% of the principal amount, and the proceeds were used as follows:

•

approximately $69.5 million to pay the merger consideration and associated costs and expenses related to the completion on May 31, 2011 of PAETEC’s acquisition by merger of XETA, including repayment of borrowings outstanding under the acquired company’s revolving line of credit (Note 2);

•	approximately $25.1 million to repay in full all outstanding revolving loans incurred under the original credit agreement; and

•	the remaining proceeds to pay fees and expenses incurred in connection with the new credit facilities, and for other general corporate purposes.

The term loan facility will mature on May 31, 2018. The Company is required to make quarterly principal payments of $250,000 beginning in the quarter ended June 30, 2011 and continuing each quarter through the term loan facility maturity date. In addition, the Company is required to make principal repayments under the term loan facility from specified excess cash flows from operations and from the net proceeds of specified types of asset sales, debt issuances, and insurance recovery and condemnation events.

The revolving credit facility will mature on May 31, 2016 except that, if more than $25 million in aggregate principal amount of the Company’s outstanding 9.5% Senior Notes due 2015 is outstanding on January 15, 2015, the revolving credit facility will mature on January 15, 2015. There are no scheduled principal payments under the revolving loans. Any outstanding revolving loans will be payable in full on the revolving loan maturity date.

Interest accrued on borrowings outstanding under the credit facilities generally is payable on a monthly or quarterly basis. The term loan borrowings bear interest, at the Company’s option, at an annual rate equal to either a specified base rate plus a margin of 2.50%, or the applicable London interbank offered rate (“LIBOR”) (or, if greater, 1.50%) plus a margin of 3.50%. The margin applicable to loans under the revolving credit facility is subject to specified reductions based on certain reductions in the Company’s total leverage ratio and is either the specified base rate plus a margin of 1.75% to 2.25% or LIBOR plus a margin of 2.75% to 3.25%. The base rate is equal to the highest of a specified prime lending rate, the overnight federal funds rate plus 0.50%, one month LIBOR plus 1.00%, and, with respect to term loan borrowings, 2.50%. Subject to availability and other conditions, the Company has the right to select interest periods of 1, 2, 3, 6 or, in the case of the revolving credit facility borrowings (subject to the approval of the revolving credit lenders), 9 or 12 months for LIBOR loans.

The credit agreement contains customary representations and warranties by the Company, as well as customary events of default. The credit agreement requires the Company to comply with affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of PAETEC Holding and its subsidiaries, subject to specified exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments, change the nature of their businesses and amend the terms of certain other indebtedness. The Company was in compliance with these covenants as of June 30, 2011. The credit agreement permits the incurrence of $55 million of non-recourse debt for the acquisition and construction of the Company’s new corporate headquarters.

The Company is required to satisfy a total leverage ratio under which the ratio of its consolidated debt to its adjusted consolidated EBITDA (as defined for purposes of the credit agreement) will not be permitted to be greater than (a) 5.00:1.00 on the last day of any fiscal quarter ending before December 31, 2011 or (b) 4:75:1.00 on the last day of any fiscal quarter ending on or after December 31, 2011. The Company was in compliance with this financial covenant as of June 30, 2011.

Senior Notes due 2018

On July 8, 2011, in accordance with registration rights granted to the original purchasers of PAETEC Holding’s 9 7/8% senior notes due 2018, PAETEC Holding completed an exchange offer of all of its outstanding 9 7/8% senior notes due 2018 in an aggregate principal amount of $450 million for notes with substantially identical terms registered under the Securities Act of 1933 (the “Securities Act”) (Note 12).

6.	INCOME TAXES

The provision for income taxes for the six months ended June 30, 2011 was $1.5 million and represents current state taxes consisting primarily of taxes based on gross margin or modified gross receipts, and income taxes in jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the six months ended June 30, 2011 was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

ASC 740, Income Taxes, requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of June 30, 2011 was $0.5 million, net of federal benefit, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of June 30, 2011, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s U.S. federal tax years ended December 31, 2007 through December 31, 2010 and various state tax years remain subject to income tax examinations by tax authorities.

7.	SHARE-BASED TRANSACTIONS

2011 Stock Incentive Plan

On June 2, 2011, the PAETEC Holding Corp. 2011 Omnibus Incentive Plan (the “2011 Incentive Plan”) was approved by stockholders and became effective. The maximum number of shares of PAETEC Holding common stock that are available for issuance in connection with equity awards under the 2011 Incentive Plan is equal to 12,000,000 shares, plus the number of shares available for future awards under the PAETEC Holding Corp. 2007 Omnibus Incentive Plan as of June 2, 2011, plus the number of shares related to awards outstanding under the 2007 Omnibus Incentive Plan as of June 2, 2011 which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares. The 2011 Incentive Plan will terminate automatically ten years after its effective date unless it is earlier terminated by the PAETEC Holding Corp. board of directors. Awards under the 2011 Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, dividend equivalent rights, stock appreciation rights, performance awards, incentive awards, cash awards and any combination of the foregoing.

Employee Stock Purchase Plan

As of June 30, 2011, purchase rights for 2,326,392 shares had been granted under the PAETEC Holding Corp. Employee Stock Purchase Plan (“ESPP”) and 1,773,608 shares of common stock remained available for issuance.

During the three month purchase periods ended March 31, 2011 and June 30, 2011, PAETEC Holding issued 174,927 and 124,867 shares, respectively, at respective purchase prices of approximately $3.01 and $4.31 per share, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on March 31, 2011 and June 30, 2011, respectively. Compensation expense attributable to the ESPP for the three and six months ended June 30, 2011 totaled less than $0.1 million and $0.1 million, respectively.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	10,457,311	$4.35
Granted	1,148,528	$3.93
Exercised	(395,170)	$2.84
Canceled	(1,329,958)	$4.76

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Forfeited	(153,611)	$4.16

Outstanding at June 30, 2011	9,727,100	$4.31	5.5	$14,329

Exercisable at June 30, 2011	7,303,937	$4.42	4.4	$11,701

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on June 30, 2011. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 was approximately $0.6 million.

For options granted during the six months ended June 30, 2011 and 2010, the weighted average fair values of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, were $2.63 and $2.86, respectively, using the following assumptions:

	Six Months Ended June 30,
	2011	2010
Expected option life (in years)	6.2	6.2
Risk free interest rate	1.9% – 3.2%	2.2% – 3.0%
Expected volatility	73.8% – 74.3%	75.4% – 75.8%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $1.1 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. Total compensation expense related to stock options granted was approximately $0.6 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes stock option information as of June 30, 2011:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.00 - $2.10	2,412,386	$1.66	2,124,129	$1.71
$2.11 - $3.15	1,186,967	$2.32	1,163,943	$2.31
$3.16 - $7.35	4,322,053	$4.10	2,354,820	$4.19
$7.36 - $13.46	1,805,694	$9.65	1,661,045	$9.71

	9,727,100	$4.31	7,303,937	$4.42

As of June 30, 2011, there was approximately $4.8 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted average period of approximately 1.9 years.

Stock Unit Activity

The following table summarizes stock unit activity for the six months ended June 30, 2011:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	3,987,767	$5.29
Granted	414,428	$3.96
Vested	(1,205,837)	$6.44
Canceled	(731,350)	$3.33
Forfeited	(138,326)	$4.56

Outstanding at June 30, 2011	2,326,682	$5.36

For stock units granted during the six months ended June 30, 2011 and 2010, the weighted average fair values of the stock units granted, determined based on the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $3.96 and $3.57, respectively.

The aggregate intrinsic value of stock units that vested during the six months ended June 30, 2011 was approximately $4.6 million.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the six months ended June 30, 2011, the Company withheld 420,839 shares of PAETEC Holding common stock.

For the six months ended June 30, 2011 and 2010, total compensation expense related to stock units granted was approximately $3.9 million and $3.4 million, respectively. For the three months ended June 30, 2011 and 2010, total compensation expense related to stock units granted was approximately $2.1 million and $1.7 million, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2011, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $8.0 million. The Company expects to recognize the expense over a weighted-average period of approximately 1.2 years.

Warrant Activity

The following table summarizes warrant activity for the six months ended June 30, 2011:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	2,521,935	$2.41
Exercised	(42,172)	$2.80
Forfeited	(109,546)	$4.93

Outstanding at June 30, 2011	2,370,217	$2.29	3.1	$5,930

Exercisable at June 30, 2011	1,980,217	$2.17	2.1	$5,189

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on June 30, 2011 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on June 30, 2011. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of warrants exercised during the six months ended June 30, 2011 was less than $0.1 million.

For the six months ended June 30, 2011 and 2010, total stock-based compensation expense related to warrants was approximately $0.2 million and $0.1 million, respectively. For the three months ended June 30, 2011 and 2010, total stock-based compensation expense related to warrants was approximately $0.1 million. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes information relating to outstanding warrants as of June 30, 2011:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
$0.00 - $2.06	1,651,978	$1.97	1,651,978	$1.97
$2.07 - $2.89	589,214	$2.88	199,214	$2.87
$2.90 - $4.01	129,025	$3.59	129,025	$3.59

	2,370,217	$2.29	1,980,217	$2.17

8.	LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net loss	$(9,438)	$(7,528)	$(21,368)	$(17,066)

Weighted average common shares outstanding – basic and diluted	145,187,406	146,079,877	144,755,529	145,782,588

Net loss per common share – basic and diluted	$(0.07)	$(0.05)	$(0.15)	$(0.12)

For the three and six months ended June 30, 2011 and 2010, the Company had outstanding options, warrants and stock units for 14,423,999 and 18,543,629 shares, respectively, that were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2011, the Company had entered into agreements with vendors to purchase approximately $51.2 million of equipment and services, of which the Company expects $46.0 million to be delivered and payable in the year ending December 31, 2011 and $2.6 million to be delivered and payable in each of the years ending December 31, 2012 and 2013.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of June 30, 2011, the Company’s minimum commitments under these agreements totaled $101.6 million, of which $73.9 million expires in the year ending December 31, 2011, $12.5 million expires in each of the years ending December 31, 2012 and 2013, and the remaining $2.7 million expires in the year ending December 31, 2014. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations.

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

Letters of Credit

The Company is party to letters of credit totaling $8.7 million as of June 30, 2011. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

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

The carrying value of the Company’s financial instruments, other than debt, does not materially differ from the estimated fair values as of June 30, 2011 and December 31, 2010. The carrying amount and estimated fair value of the Company’s senior debt are summarized as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior long-term debt, including current portion	$1,499,750	$1,565,003	$1,425,000	$1,495,250

The estimated market values as of June 30, 2011 and December 31, 2010 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on the volume traded by any given securities firm and on other factors.

The provisions of ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring the fair value of financial assets and financial liabilities by establishing a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1 — defined as observable inputs such as quoted prices in active markets;

Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 — unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	Fair Value Measurements as of June 30, 2011 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$10,190	—	—
Other assets, net	$2,859	—	—

	Fair Value Measurements as of December 31, 2010 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$11,186	—	—
Other assets, net	$2,859	—	—

At June 30, 2011 and December 31, 2010, the fair value of cash and cash equivalents presented in the table above was primarily composed of the Company’s investments in publicly traded money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments. The fair value of the Company’s other assets, net consists of restricted investments in registered money market instruments.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. The new guidance will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current accounting principles generally accepted in the United States of America (“GAAP”). This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on the Company’s financial statements.

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

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2011, and events which occurred subsequent to June 30, 2011 but were not recognized in the financial statements. No subsequent events that required recognition or disclosure were identified, except as discussed below.

Registered Exchange Offer for 9 7/8% Senior Notes due 2018

On July 8, 2011, in accordance with registration rights granted to the original purchasers of PAETEC Holding’s 9 7/8% senior notes due 2018, PAETEC Holding completed an exchange offer of all of its outstanding 9 7/8% senior notes due 2018 in an aggregate principal amount of $450 million for notes with substantially identical terms registered under the Securities Act of 1933 (Note 5).

Merger Agreement with Windstream Corporation

Effective on July 31, 2011, PAETEC Holding entered into an agreement and plan of merger (the “merger agreement”) with Windstream Corporation (“Windstream”) and Peach Merger Sub, Inc., a wholly-owned subsidiary of Windstream, pursuant to which, among other things, Peach Merger Sub, Inc. will be merged with and into PAETEC Holding (the “merger”), with PAETEC Holding surviving the merger as a wholly-owned subsidiary of Windstream.

Subject to the terms and conditions of the merger agreement, each share of PAETEC Holding common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.460 shares of the common stock of Windstream. Outstanding PAETEC Holding stock options, restricted stock units and other equity awards generally will be converted at the effective time of the merger into stock options, restricted stock units and other equity awards with respect to Windstream common stock, after giving effect to the merger exchange ratio.

The merger agreement has been approved by the board of directors of each of Windstream and PAETEC Holding. Consummation of the merger is subject to certain customary conditions, including, among others, adoption of the merger agreement by the holders of a majority of the outstanding shares of PAETEC Holding common stock, receipt of required regulatory approvals from the Federal Communications Commission and certain public utilities commissions and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of any law, regulation, order, or injunction prohibiting the merger. Each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party (generally subject to a material adverse effect standard), material compliance by the other party with its obligations under the merger agreement, and the absence of a material adverse effect related to the other party. Subject to the satisfaction of the closing conditions, the parties anticipate that the transaction will be consummated by January 31, 2012. Consummation of the merger is not subject to approval by the stockholders of Windstream or to any financing condition.

The merger agreement contains representations and warranties customary for transactions of this type. PAETEC Holding has agreed to various customary covenants and agreements, including, among others, agreements (1) to conduct its business in the ordinary course consistent with past practice during the period between the execution of the merger agreement and the effective time of the merger, (2) not to engage in certain kinds of transactions during this period and (3) to convene and hold a meeting of its stockholders to consider and vote upon adoption of the merger agreement.

Concurrently with the execution of the merger agreement, certain of PAETEC Holding’s executive officers and directors, in their capacities as stockholders of PAETEC Holding, entered into a voting agreement with Windstream and Peach Merger Sub, Inc. Pursuant to the voting agreement, such stockholders, who collectively have the power to vote approximately 6.7% of PAETEC Holding common stock outstanding as of July 27, 2011, agreed to vote all shares beneficially owned by them at the PAETEC Holding stockholder meeting in favor of adoption of the merger agreement and against any alternative proposal or any other action which is reasonably likely to adversely affect or interfere with the consummation of the transactions contemplated by the merger agreement.

The merger agreement contains certain termination provisions for Windstream and PAETEC Holding. Upon termination of the merger agreement, under specified circumstances, PAETEC Holding may be required to pay Windstream a termination fee equal to $40 million or to reimburse Windstream’s expenses incurred in connection with the proposed transaction in an amount not to exceed $15 million. In addition, under certain circumstances, including payment of a termination fee equal to $40 million, PAETEC Holding is permitted to terminate the merger agreement to enter into a definitive agreement with a third party with respect to an acquisition proposal.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for statements that present historical facts, this management’s discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by such forward-looking words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual operating results, financial position, levels of activity or performance to be materially different from those expressed or implied by such forward-looking statements. Some of these risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year as amended on Form 10-K/A, which we refer to as the “2010 Form 10-K,” and in our subsequently filed SEC reports.

You should read the following management’s discussion and analysis in conjunction with our 2010 Form 10-K and together with the condensed consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” and “PAETEC” mean PAETEC Holding Corp. and its subsidiaries and “PAETEC Holding” means PAETEC Holding Corp.

Merger Agreement with Windstream Corporation

As previously reported, effective on July 31, 2011, PAETEC Holding entered into an agreement and plan of merger with Windstream Corporation, which we refer to as “Windstream,” and Peach Merger Sub, Inc., a wholly-owned subsidiary of Windstream, pursuant to which, among other things, Peach Merger Sub, Inc. will be merged with and into PAETEC Holding, with PAETEC Holding surviving the merger as a wholly-owned subsidiary of Windstream.

Windstream is an S&P 500 communications and technology solutions provider with operations in 29 states and the District of Columbia and approximately $3.7 billion in revenues for 2010. Windstream provides IP-based voice and data services, multi-protocol label switching, or “MPLS,” networking, data center and managed hosting services and communication systems to businesses and government agencies. Windstream also delivers broadband, digital phone and high-definition TV services to residential customers primarily located in rural areas and operates a local and long-haul fiber network spanning approximately 60,000 route miles.

Subject to the terms and conditions of the merger agreement, each share of PAETEC Holding common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.460 shares of the common stock of Windstream. Outstanding PAETEC Holding stock options, restricted stock units and other equity awards generally will be converted at the effective time of the merger into stock options, restricted stock units and other equity awards with respect to Windstream common stock, after giving effect to the merger exchange ratio.

The merger agreement has been approved by the board of directors of each of Windstream and PAETEC Holding. Consummation of the merger is subject to certain customary conditions, including, among others, adoption of the merger agreement by the holders of a majority of the outstanding shares of PAETEC Holding common stock, receipt of required regulatory approvals from the Federal Communications Commission and certain public utilities commissions and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the absence of any law, regulation, order, or injunction prohibiting the merger. Each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party (generally subject to a material adverse effect standard), material compliance by the other party with its obligations under the merger agreement, and the absence of a material adverse effect related to the other party. Subject to the satisfaction of the closing conditions, the parties anticipate that the transaction will be consummated by January 31, 2012. Consummation of the merger is not subject to approval by the stockholders of Windstream or to any financing condition.

The merger agreement contains representations and warranties customary for transactions of this type. PAETEC Holding has agreed to various customary covenants and agreements, including, among others, agreements (1) to conduct its business in the ordinary course consistent with past practice during the period between the execution of the merger agreement and the effective time of the merger, (2) not to engage in certain kinds of transactions during this period and (3) to convene and hold a meeting of its stockholders to consider and vote upon adoption of the merger agreement.

Concurrently with the execution of the merger agreement, certain of PAETEC Holding’s executive officers and directors, in their capacities as stockholders of PAETEC Holding, entered into a voting agreement with Windstream and Peach Merger Sub, Inc. Pursuant to the voting agreement, such stockholders, who collectively have the power to vote approximately 6.7% of PAETEC Holding common stock outstanding as of July 27, 2011, agreed to vote all shares beneficially owned by them at the PAETEC Holding stockholder meeting in favor of adoption of the merger agreement and against any alternative proposal or any other action which is reasonably likely to adversely affect or interfere with the consummation of the transactions contemplated by the merger agreement.

The merger agreement contains certain termination provisions for Windstream and PAETEC Holding. Upon termination of the merger agreement, under specified circumstances, PAETEC may be required to pay Windstream a termination fee equal to $40 million or to reimburse Windstream’s expenses incurred in connection with the proposed transaction in an amount not to exceed $15 million. In addition, under certain circumstances, including payment of a termination fee equal to $40 million, PAETEC is permitted to terminate the merger agreement to enter into a definitive agreement with a third party with respect to an acquisition proposal.

Overview

PAETEC is a competitive broadband communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing business end-user customers in metropolitan areas with a package of integrated broadband services that encompasses data services, including Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of June 30, 2011, PAETEC provided services for approximately 53,000 business customers in a service area encompassing 86 of the top 100 metropolitan statistical areas.

Acquisition of XETA. On May 31, 2011, PAETEC Holding completed its acquisition by merger of XETA Technologies, Inc., or “XETA,” a provider of advanced communications solutions. On the closing date, XETA continued in existence as a wholly-owned subsidiary of PAETEC Holding. The purchase price for the acquisition was approximately $68.1 million in cash.

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

A portion of PAETEC’s integrated solutions revenue consists of fees its customers pay for equipment, fees paid for PAETEC’s system design, and fees paid for installation and maintenance services. PAETEC recognizes revenue for equipment sales and system design and installation services upon delivery and acceptance of the underlying installed equipment. Revenues from maintenance contracts are recognized ratably over the term of the underlying contract.

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

Results of Operations

The following table presents selected operating data for the three and six months ended June 30, 2011 and 2010. In the following comparisons of PAETEC’s operating results, we refer to the three months ended June 30, 2011 as our “2011 quarter” and to the three months ended June 30, 2010 as our “2010 quarter.” We refer to the six months ended June 30, 2011 as our “2011 six-month period” and to the six months ended June 30, 2010 as our “2010 six-month period.” The following comparison of PAETEC’s operating results is materially affected by PAETEC’s acquisition by merger of Cavalier Telephone Corporation, or “Cavalier,” on December 6, 2010. Cavalier’s operating results are included in PAETEC’s operating results beginning on December 6, 2010. Because of the significance of this transaction, PAETEC’s operating results for the 2011 and 2010 quarters and the 2011 and 2010 six-month periods are not directly comparable. PAETEC’s operating results were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2011 (1)		June 30, 2010		June 30, 2011 (1)		June 30, 2010
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:

Network services revenue	$376,243	74%	$310,242	78%	$753,275	75%	$620,716	79%
Carrier services revenue	85,660	17%	63,088	16%	167,872	17%	126,131	16%
Integrated solutions revenue	45,152	9%	22,770	6%	81,421	8%	39,304	5%

Total revenue	507,055	100%	396,100	100%	1,002,568	100%	786,151	100%
Cost of sales (2)	238,077	47%	196,784	50%	471,989	47%	389,533	50%
Selling, general and administrative expenses (3)	173,287	34%	136,803	35%	345,979	35%	271,063	34%
Acquisition, integration and separation costs	3,406	*	—	*	5,899	*	—	*
Depreciation and amortization	65,758	13%	47,439	12%	129,071	13%	94,612	12%

Income from operations	26,527	5%	15,074	4%	49,630	5%	30,943	4%
Debt extinguishment and related costs	—	*	—	*	—	*	4,423	1%
Other income, net	(141)	*	(150)	*	(222)	*	(262)	*
Interest expense	35,306	7%	22,600	6%	69,770	7%	44,637	6%

Loss before income taxes	(8,638)	(2)%	(7,376)	(2)%	(19,918)	(2)%	(17,855)	(2)%
Provision for (benefit from) income taxes	800	*	152	*	1,450	*	(789)	*

Net loss	$(9,438)	(2)%	$(7,528)	(2)%	$(21,368)	(2)%	$(17,066)	(2)%

Adjusted EBITDA (4)	$98,590		$65,109		$189,945		$130,652

*	Less than one percent
(1)	Includes the results of Cavalier.
(2)	Exclusive of operating items shown separately below.
(3)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.
(4)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, acquisition, integration and separation costs, gain on non-monetary transaction, and debt extinguishment and related costs. Adjusted EBITDA is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in PAETEC’s 2010 Form 10-K for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss	$(9,438)	$(7,528)	$(21,368)	$(17,066)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	65,758	47,439	129,071	94,612
Interest expense, net of interest income	35,244	22,453	69,657	44,417
Provision for (benefit from) income taxes	800	152	1,450	(789)

EBITDA	92,364	62,516	178,810	121,174
Stock-based compensation	2,902	2,593	5,318	5,055
Acquisition, integration and separation costs	3,406	—	5,899	—
Gain on non-monetary transaction	(82)	—	(82)	—
Debt extinguishment and related costs	—	—	—	4,423

Adjusted EBITDA	$98,590	$65,109	$189,945	$130,652

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Revenue. Total revenue increased $111.0 million, or 28.0%, to $507.1 million for the 2011 quarter from $396.1 million for the 2010 quarter primarily as a result of the inclusion of operating results of Cavalier and other recently acquired businesses for the full 2011 quarter. Of total revenue for the 2011 quarter, revenue from network services, carrier services and integrated solutions accounted for 74.2%, 16.9% and 8.9%, respectively, compared to 78.3%, 15.9% and 5.8%, respectively, for the 2010 quarter.

Revenue from network services increased $66.0 million, or 21.3%, to $376.2 million for the 2011 quarter from $310.2 million for the 2010 quarter. Of total network services revenue for the 2011 quarter, revenue from core network services, access fee and reciprocal compensation revenue related to network services, and non-core POTS revenue related to network services accounted for 88.8%, 4.8% and 6.4%, respectively, compared to 91.8%, 5.3% and 2.9%, respectively, for the 2010 quarter.

Revenue from core network services increased $49.4 million, or 17.3%, to $334.2 million for the 2011 quarter from $284.9 million for the 2010 quarter. For the 2011 quarter, revenue from monthly recurring fees and usage-based fees accounted for 80.6% and 19.4%, respectively, of revenue from core network services, compared to 76.8% and 22.4%, respectively, of such revenue for the 2010 quarter. The increase in core network services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter.

Access fee revenue and reciprocal compensation included in network services revenue increased $1.6 million, or 9.6%, to $18.1 million for the 2011 quarter from $16.6 million for the 2010 quarter. Of total access fee revenue and reciprocal compensation included in network services for the 2011 quarter, revenue from access fees accounted for 84.9% compared to 92.2% for the 2010 quarter.

Non-core POTS revenue included in network services revenue increased $15.0 million, or 170.3%, to $23.9 million for the 2011 quarter from $8.8 million for the 2010 quarter. The increase in non-core POTS revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter, the effect of which was partially offset by customer attrition during the quarter.

Revenue from carrier services increased $22.6 million, or 35.8%, to $85.7 million for the 2011 quarter from $63.1 million for the 2010 quarter. Of total carrier services revenue for the 2011 quarter, revenue from core carrier services, access fee and reciprocal compensation revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 71.6%, 25.2% and 3.2%, respectively, compared to 71.4%, 23.3% and 5.3%, respectively, for the 2010 quarter.

Revenue from core carrier services increased $16.3 million, or 36.2%, to $61.3 million for the 2011 quarter from $45.0 million for the 2010 quarter. The increase in core carrier services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter. For the 2011 quarter, revenue from monthly recurring fees and usage-based fees accounted for 66.3% and 20.7%, respectively, of revenue from core carrier services, compared to 58.6% and 27.4%, respectively, of such revenue for the 2010 quarter.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $6.9 million, or 46.9%, to $21.6 million for the 2011 quarter from $14.7 million for the 2010 quarter. Of total access fee revenue and reciprocal compensation included in carrier services for the 2011 quarter, revenue from access fees accounted for 91.9% compared to 85.4% for the 2010 quarter.

Non-core POTS revenue included in carrier services revenue decreased $0.6 million, or 18%, to $2.8 million for the 2011 quarter from $3.4 million for the 2010 quarter. The decrease in non-core POTS revenue primarily resulted from customer attrition.

Revenue from integrated solutions services increased $22.4 million, or 98.3%, to $45.2 million for the 2011 quarter from $22.8 million for the 2010 quarter. The increase in integrated solutions services revenue primarily resulted from the growth in equipment sales due to the inclusion of operating results of Quagga Corporation for the full 2011 quarter and XETA for a portion of the 2011 quarter.

Cost of Sales. Cost of sales increased to $238.1 million for the 2011 quarter from $196.8 million for the 2010 quarter, in part because of increased costs associated with the acquisition of Cavalier, increased costs associated with equipment sales due to the June 2010 acquisition of Quagga Corporation and May 2011 acquisition of XETA.

Leased transport charges increased to $178.6 million, or 75% of cost of sales, for the 2011 quarter from $152.1 million, or 77.3% of cost of sales, for the 2010 quarter.

Usage costs for local and long distance calls increased to $31.3 million, or 13.1% of cost of sales, for the 2011 quarter from $29.4 million, or 15.0% of cost of sales, for the 2010 quarter.

Cost of sales as a percentage of total revenue decreased to 47.0% for the 2011 quarter from 49.7% for the 2010 quarter. The improvement was driven by a broad array of operational enhancements, including the contribution of higher margin Cavalier revenues, improved local network costs resulting from earlier initiatives to transition special access circuits to unbundled network elements, and an increase in integrated equipment and network sales driven by PAETEC’s IP Simple product, which leverages PAETEC’s proprietary Allworx platform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $173.3 million for the 2011 quarter from $136.8 million for the 2010 quarter primarily due to costs associated with higher staffing levels in PAETEC’s sales force and additional growth in headcount from acquisitions completed during 2010 and 2011. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.2% for the 2011 quarter from 34.5% for the 2010 quarter.

Acquisition, Integration and Separation Costs. During the 2011 quarter, PAETEC recognized $3.4 million of acquisition, integration and separation costs. These costs were primarily related to employee separations.

Depreciation and Amortization. Depreciation and amortization expense increased to $65.8 million for the 2011 quarter from $47.4 million for the 2010 quarter. The increase was primarily attributable to the inclusion of Cavalier’s operating results for the full 2011 quarter and to PAETEC’s network deployment and maintenance activities.

Interest Expense. PAETEC’s average outstanding debt balances increased to $1,493.6 million for the 2011 quarter from $975.2 million for the 2010 quarter, as a result of the December 2010 issuance of $450.0 million aggregate principal amount of its 9 7/8 % senior notes due 2018 and the May 2011 issuance of $100.0 million in aggregate principal amount of term loans. Interest expense increased to $35.3 million for the 2011 quarter from $22.6 million for the 2010 quarter due primarily to an increase in the average outstanding debt balances and an increase in the average annual borrowing rate. The weighted average annual borrowing rate, including the amortization of the debt discount and debt premium but excluding the amortization of deferred financing costs, for the 2011 quarter was 9.3%, compared to 9.1% for the 2010 quarter.

Income Taxes. The provision for income taxes for the 2011 quarter was $0.8 million. The difference between the statutory rate and the effective tax rate for the 2011 quarter was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

Revenue. Total revenue increased $216.4 million, or 27.5%, to $1,002.6 million for the 2011 six-month period from $786.2 million for the 2010 six-month period primarily as a result of the inclusion of operating results of Cavalier and other recently acquired businesses for the full 2011 six-month period. Of total revenue for the 2011 six-month period, revenue from network services, carrier services and integrated solutions accounted for 75.1%, 16.7% and 8.2%, respectively, compared to 79.0%, 16.0% and 5.0%, respectively, for the 2010 six-month period.

Revenue from network services increased $132.6 million, or 21.4%, to $753.3 million for the 2011 six-month period from $620.7 million for the 2010 six-month period. Of total network services revenue for the 2011 six-month period, revenue from core network services, access fee and reciprocal compensation fee revenue related to network services, and non-core POTS revenue related to network services accounted for 89.1%, 4.4% and 6.5%, respectively, compared to 91.5%, 5.5% and 3.0%, respectively, for the 2010 six-month period.

Revenue from core network services increased $103.1 million, or 18.1%, to $671.1 million for the 2011 six-month period from $568.0 million for the 2010 six-month period. For the 2011 six-month period, revenue from monthly recurring fees and usage-based fees accounted for 80.4% and 19.7%, respectively, of revenue from core network services, compared to 77.2% and 22.1%, respectively, of such revenue for the 2010 six-month period. The increase in core network services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 six-month period.

Access fee revenue and reciprocal compensation included in network services revenue decreased $1.3 million, or 3.8%, to $33.0 million for the 2011 six-month period from $34.3 million for the 2010 six-month period. Of total access fee revenue and reciprocal compensation included in network services for the 2011 six-month period, revenue from access fees accounted for 88.1% compared to 92.0% for the 2010 six-month period.

Non-core POTS revenue included in network services revenue increased $30.8 million, or 167.5%, to $49.2 million for the 2011 six-month period from $18.4 million for the 2010 six-month period. The increase in non-core POTS revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 six-month period, the effect of which was partially offset by customer attrition during the period.

Revenue from carrier services increased $41.8 million, or 33.1%, to $167.9 million for the 2011 six-month period from $126.1 million for the 2010 six-month period. Of total carrier services revenue for the 2011 six-month period, revenue from core carrier services, access fee and reciprocal compensation fee revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 71.8%, 24.9% and 3.3%, respectively, compared to 71.1%, 23.4% and 5.5%, respectively, for the 2010 six-month period.

Revenue from core carrier services increased $30.8 million, or 34.4%, to $120.5 million for the 2011 six-month period from $89.7 million for the 2010 six-month period. The increase in core carrier services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 six-month period. For the 2011 six-month period, revenue from monthly recurring fees and usage-based fees accounted for 66.9% and 20.3%, respectively, of revenue from core carrier services, compared to 59.3% and 27.2%, respectively, of such revenue for the 2010 six-month period.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $12.3 million, or 41.7%, to $41.7 million for the 2011 six-month period from $29.4 million for the 2010 six-month period. Of total access fee revenue and reciprocal compensation included in carrier services for the 2011 six-month period, revenue from access fees accounted for 90.4% compared to 84.2% for the 2010 six-month period.

Non-core POTS revenue included in carrier services revenue decreased $1.4 million, or 19.8%, to $5.6 million for the 2011 six-month period from $7.0 million for the 2010 six-month period. The decrease in non-core POTS revenue primarily resulted from customer attrition.

Revenue from integrated solutions services increased $42.1 million, or 107.2%, to $81.4 million for the 2011 six-month period from $39.3 million for the 2010 six-month period. The increase in integrated solutions services revenue primarily resulted from the growth in both equipment sales and energy supply services due to the inclusion of operating results of U.S. Energy Partners LLC and Quagga Corporation for the full 2011 six-month period and XETA for a portion of the 2011 six-month period.

Cost of Sales. Cost of sales increased to $472.0 million for the 2011 six-month period from $389.5 million for the 2010 six-month period, in part because of increased costs associated with the acquisition of Cavalier, increased costs associated with equipment sales due to the June 2010 acquisition of Quagga Corporation and May 2011 acquisition of XETA, and costs incurred to procure electricity from market operators on a wholesale basis.

Leased transport charges increased to $355.8 million, or 75.4% of cost of sales, for the 2011 six-month period from $305.1 million, or 78.3% of cost of sales, for the 2010 six-month period.

Usage costs for local and long distance calls increased to $64.6 million, or 13.7% of cost of sales, for the 2011 six-month period from $58.8 million, or 15.1% of cost of sales, for the 2010 six-month period.

Cost of sales as a percentage of total revenue decreased to 47.1% for the 2011 six-month period from 49.5% for the 2010 six-month period. The improvement was driven by a broad array of operational enhancements, including the contribution of higher margin Cavalier revenues, improved local network costs resulting from earlier initiatives to transition special access circuits to unbundled network elements, and an increase in integrated equipment and network sales driven by PAETEC’s IP Simple product, which leverages PAETEC’s proprietary Allworx platform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $346.0 million for the 2011 six-month period from $271.1 million for the 2010 six-month period primarily due to costs associated with higher staffing levels

+in PAETEC’s sales force and additional growth in headcount from acquisitions completed during 2010 and 2011. Selling, general and administrative expenses as a percentage of total revenue of 34.5% for the 2011 six-month period was consistent with that for the 2010 six-month period.

Acquisition, Integration and Separation Costs. During the 2011 six-month period, PAETEC recognized $5.9 million of acquisition, integration and separation costs. These costs were primarily related to employee separations.

Depreciation and Amortization. Depreciation and amortization expense increased to $129.1 million for the 2011 six-month period from $94.6 million for the 2010 six-month period. The increase was primarily attributable to the inclusion of Cavalier’s operating results for the full 2011 six-month period and to PAETEC’s network deployment and maintenance activities.

Debt Extinguishment and Related Costs. During the 2010 six-month period, PAETEC recognized a total of $4.4 million of debt extinguishment and related costs, which represented the elimination of $3.6 million of debt issuance costs and unamortized debt discount associated with the repayment of $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under PAETEC’s senior secured credit facilities with the proceeds from the January 2010 issuance of PAETEC Holding’s 8 7/8% senior secured notes due 2017 and $0.8 million of costs related to the termination of its interest rate swap agreement.

Interest Expense. PAETEC’s average outstanding debt balances increased to $1,482.0 million for the 2011 six-month period from $975.8 million for the 2010 six-month period, as a result of the December 2010 issuance of $450.0 million in aggregate principal amount of PAETEC Holding’s 9 7/8% senior due 2018 and the May 2011 issuance of $100.0 million in aggregate principal amount of term loans. Interest expense increased to $69.8 million for the 2011 six-month period from $44.6 million for the 2010 six-month period due primarily to an increase in the average outstanding debt balances and an increase in the average annual borrowing rate. The weighted average annual borrowing rate, including the amortization of the debt discount and debt premium but excluding the amortization of deferred financing costs, for the 2011 six-month period was 9.4%, compared to 8.9% for the 2010 six-month period.

Income Taxes. The provision for income taxes for the 2011 six-month period was $1.5 million. The difference between the statutory rate and the effective tax rate for the 2011 six-month period was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, issuances of debt securities and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the six months ended June 30, 2011 and 2010, respectively, were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$112,453	$44,749
Net cash used in investing activities	$(169,662)	$(88,031)
Net cash provided by financing activities	$64,308	$14,063

The $67.7 million increase in cash flows from operating activities for the 2011 six-month period compared to the 2010 six-month period was primarily attributable to a $29.3 million increase in net loss adjusted for non-cash items and a $38.4 million increase in working capital.

PAETEC’s investing activities during the 2011 and 2010 six-month periods consisted primarily of activities related to the purchase of property and equipment. Net cash used in investing activities for the 2011 six-month period also included the acquisitions of XETA and Iperia and for the 2010 six-month period also included the acquisitions of U.S. Energy Partners LLC and Quagga Corporation.

Net cash provided by financing activities of $64.3 million for the 2011 six-month period primarily reflected proceeds from its $100 million term loan credit facility, partially offset by repayments of long-term debt, including $25.0 million of outstanding revolving loans that were repaid with proceeds of the term loan facility. Net cash provided by financing activities of $14.1 million for the 2010 six-month period was primarily related to the issuance and sale in January 2010 of $300.0 million in aggregate principal amount of PAETEC Holding’s 8 7/8% senior secured notes due 2017, which was partially offset by the payment of debt issuance costs incurred in connection with such sale. PAETEC applied a portion of the proceeds from the sale to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

During the 2011 quarter, primarily as a result of borrowings in May 2011 under the $100 million term loan credit facility and the repayment of the $25 million aggregate principal balance outstanding under PAETEC’s revolving loan facility, PAETEC’s long-term debt obligations with payments due in 1 to 3 years have been reduced from $25.2 million as of December 31, 2010 to $2.2 million, and PAETEC’s long-term debt obligations with payments due in more than 5 years have increased from $1,100.2 million as of December 31, 2010 to $1,195.4 million. There were no further material changes in PAETEC’s contractual obligations as set forth in PAETEC’s 2010 Form 10-K.

Indebtedness. At June 30, 2011, PAETEC had approximately $1,521.8 million of total indebtedness, net of an unamortized discount of $21.9 million. The overall weighted average annual interest rate, including the amortization of the debt discount and debt premium but excluding deferred financing costs, was 9.4%. Of this total indebtedness, an aggregate principal amount of $300.0 million was outstanding under PAETEC Holding’s 9.5% senior notes due 2015, an aggregate principal amount of $650.0 million was outstanding under PAETEC Holding’s 8 7/8% senior secured notes due 2017, an aggregate principal amount of $450.0 million was outstanding under PAETEC Holding’s 9 7/8% senior notes due 2018, an aggregate principal amount of $99.8 million was outstanding under PAETEC Holding’s term loan credit facility, and an aggregate of $44.0 million consisted of capital leases and other indebtedness.

On May 31, 2011, PAETEC Holding entered into an amended and restated credit agreement, dated as of May 31, 2011, which amended and restated PAETEC Holdings credit agreement dated February 28, 2007, as amended. Under the amended credit agreement, lenders have made available to PAETEC $225 million of senior secured credit facilities consisting of the following:

•	a $100 million term loan credit facility under which PAETEC obtained term loans on May 31, 2011 in an aggregate principal amount of $100 million; and

•

a revolving credit facility under which PAETEC may obtain from time to time revolving loans of up to an aggregate principal amount of $125 million outstanding at any time and under which no amounts were outstanding as of June 30, 2011.

The proceeds of the $100 million term loan credit facility obtained on May 31, 2011 were used as follows:

•

approximately $69.5 million to pay the merger consideration and associated costs and expenses related to the completion on May 31, 2011 of PAETEC’s acquisition by merger of XETA, including repayment of borrowings outstanding under the acquired company’s revolving line of credit;

•	approximately $25.1 million to repay in full all outstanding revolving loans incurred under the original credit agreement; and

•	the remaining proceeds to pay fees and expenses incurred in connection with the new credit facilities, and for other general corporate purposes.

PAETEC is required to satisfy a total leverage ratio under which the ratio of its consolidated debt to its adjusted consolidated EBITDA (as defined for purposes of the credit agreement) will not be permitted to be greater than (a) 5.00:1.00 on the last day of any fiscal quarter ending before December 31, 2011 or (b) 4:75:1.00 on the last day of any fiscal quarter ending on or after December 31, 2011. PAETEC was in compliance with this financial covenant as of June 30, 2011.

See Note 5 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding the Company’s indebtedness.

Capital and Cash Requirements. Subject to its proposed merger with Windstream discussed above, PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $99.8 million in the 2011 six-month period. PAETEC expects to fund all of its 2011 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of June 30, 2011, PAETEC had entered into agreements with vendors to purchase approximately $51.2 million of equipment and services, of which PAETEC expects $46.0 million to be delivered and payable in the year ending December 31, 2011 and $2.6 million to be delivered and payable in each of the years ending December 31, 2012 and 2013.

Subject to restrictions in its merger agreement with Windstream, PAETEC may seek to purchase from time to time some of its outstanding senior notes and/or some of its outstanding senior secured notes for cash in open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions and the discount, if any, at which the notes may be purchased, PAETEC’s liquidity requirements, contractual restrictions and other factors. The amounts involved in any such purchases may be material.

PAETEC believes that cash on hand and cash flow from operations, and amounts expected to be available under its revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in its 2010 Form 10-K. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC seeks to acquire other businesses or to accelerate the expansion of its business, it may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Further, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its existing or new senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, PAETEC’s outstanding senior notes and senior secured notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update, or “ASU,” 2011-05, Presentation of Comprehensive Income. The new guidance will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. PAETEC is currently evaluating this guidance, but does not expect its adoption will have a material effect on PAETEC’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. PAETEC is currently evaluating this guidance, but does not expect its adoption will have a material effect on PAETEC’s financial statements.

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

PAETEC is exposed to market risks in the normal course of business. PAETEC manages the sensitivity of its results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. PAETEC does not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. PAETEC does not have any material foreign currency exposure. PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company uses to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and, from time to time, the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on variable-rate debt. As of June 30, 2011, the $99.8 million of term loans outstanding under PAETEC’s senior secured credit facility accrued interest at floating rates. A change of one percentage point in the interest rates applicable to the balance of PAETEC’s variable-rate debt would result in a fluctuation of approximately $1.0 million in the company’s annual interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2011. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

PAETEC is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth in our 2010 Form 10-K under the caption “Legal Proceedings” in Part I and under the caption “Litigation” in Note 12 to the consolidated financial statements included in that report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K could materially affect PAETEC’s business, financial condition or operating results. The risks described in our 2010 Form 10-K and in our subsequently filed SEC reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

We have described below some changes from the risks described in our 2010 Form 10-K based principally on developments that have occurred since we filed that report.

There are risks and uncertainties associated with PAETEC’s proposed merger with Windstream.

Effective on July 31, 2011, PAETEC Holding entered into a merger agreement under which PAETEC Holding will become a wholly-owned subsidiary of Windstream. There are a number of risks and uncertainties relating to the proposed merger. The proposed merger may not be completed or may not be completed within the period or in the manner currently anticipated, as a result of various factors including, among other things, failure to satisfy one or more of the merger agreement’s closing conditions. PAETEC may not obtain approval of the proposed merger by its stockholders or by its regulators, including the Federal Communications Commission and certain state public utilities commissions. Other conditions to the closing of the proposed merger may not be satisfied or waived, or other events may occur to delay completion of the proposed merger or result in the termination of the merger agreement. If the proposed merger is not completed, the price of PAETEC’s common stock may change to the extent that the current market price of PAETEC’s common stock reflects an assumption that the merger will be completed. If the merger agreement is terminated under specified circumstances, PAETEC may be required to pay a termination fee of up to $40 million or reimburse Windstream’s expenses incurred in connection with the proposed transaction in an amount not to exceed $15 million.

PAETEC will be subject to business uncertainties and contractual restrictions while its proposed merger with Windstream is pending that could adversely affect its business.

Uncertainty about the effect of PAETEC’s proposed merger with Windstream on PAETEC’s employees and customers may have an adverse effect on PAETEC’s business. These uncertainties may impair PAETEC’s ability to attract, retain and motivate key personnel until the proposed merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with PAETEC to seek to change existing business relationships with the company. Employee retention may be particularly challenging during the pendency of the proposed merger, as employees may experience uncertainty about their future roles with the combined company. If, despite PAETEC’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, PAETEC’s business could be seriously harmed.

The merger agreement restricts PAETEC, without the consent of Windstream, from making acquisitions and taking other specified actions until the proposed merger occurs or the merger agreement terminates. The restrictions may prevent PAETEC from pursuing otherwise attractive business opportunities and making other changes to its business that may arise before completion of the proposed merger or, if the proposed merger is abandoned, termination of the merger agreement.

PAETEC has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger. Many of the fees and costs will be payable by PAETEC irrespective of whether the proposed merger is consummated.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description

4.1	Ninth Supplemental Indenture, dated as of May 5, 2011, by and among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.5.10 to Amendment No. 1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-174546) (the “2011 Form S-4 Registration Statement”) and incorporated herein by reference.

4.2	Tenth Supplemental Indenture, dated as of June 3, 2011, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.5.11 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.3	Eighth Supplemental Indenture, dated as of May 5, 2011, among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.10 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.4	Ninth Supplemental Indenture, dated as of June 3, 2011, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.11 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.5	Third Supplemental Indenture, dated as of May 5, 2011, among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.7.5 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.6	Fourth Supplemental Indenture, dated as of June 3, 2011, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.7.6 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.7	PAETEC Holding Corp. 2011 Agent Incentive Plan. Filed as Exhibit 4.8.1 to Amendment No. 1 to PAETEC Holding’s Registration Statement on Form S-1 (SEC File No. 333-174419) (the “2011 Form S-1 Registration Statement”) and incorporated herein by reference.

4.8	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2011 Agent Incentive Plan. Filed as Exhibit 4.8.2 to Amendment No. 1 to the 2011 Form S-1 Registration Statement and incorporated herein by reference.

10.1	Amended and Restated Credit Agreement, dated as of February 28, 2007 and amended and restated as of May 31, 2011, among PAETEC Holding, as Borrower, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A. and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents. Filed as Exhibit 10.7.1 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

10.2	PAETEC Holding 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 3, 2011 and incorporated herein by reference.

10.3	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.2 to the Current Report on Form 8-K of PAETEC Holding filed on July 6, 2011 (the “July 2011 Form 8-K”) and incorporated herein by reference.

10.4	Form of Non-Qualified Stock Option Agreement under the 2011 Omnibus Incentive Plan. Filed as

Exhibit Number	Description

Exhibit 10.3 to the July 2011 Form 8-K and incorporated herein by reference.

10.5	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan. Filed as Exhibit 10.4 to the July 2011 Form 8-K and incorporated herein by reference.

10.6	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.5 to the July 2011 Form 8-K and incorporated herein by reference.

10.7	Form of Amendment to Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement. Filed as Exhibit 10.6 to the July 2011 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp.
(Registrant)

Dated: August 9, 2011	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

4.1	Ninth Supplemental Indenture, dated as of May 5, 2011, by and among PAETEC Holding Corp. (“PAETEC Holding”), the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.5.10 to Amendment No. 1 to PAETEC Holding’s Registration Statement on Form S-4 (SEC File No. 333-174546) (the “2011 Form S-4 Registration Statement”) and incorporated herein by reference.

4.2	Tenth Supplemental Indenture, dated as of June 3, 2011, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 9.5% senior debt securities. Filed as Exhibit 4.5.11 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.3	Eighth Supplemental Indenture, dated as of May 5, 2011, among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.10 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.4	Ninth Supplemental Indenture, dated as of June 3, 2011, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon, as Trustee, with respect to 8 7/8% senior secured debt securities. Filed as Exhibit 4.6.11 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.5	Third Supplemental Indenture, dated as of May 5, 2011, among PAETEC Holding, the New Guarantor named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.7.5 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.6	Fourth Supplemental Indenture, dated as of June 3, 2011, by and among PAETEC Holding, the New Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to 9 7/8% senior debt securities. Filed as Exhibit 4.7.6 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

4.7	PAETEC Holding Corp. 2011 Agent Incentive Plan. Filed as Exhibit 4.8.1 to Amendment No. 1 to PAETEC Holding’s Registration Statement on Form S-1 (SEC File No. 333-174419) (the “2011 Form S-1 Registration Statement”) and incorporated herein by reference.

4.8	Form of PAETEC Holding Corp. Common Stock Purchase Warrant (including form of Exercise Notice) under the PAETEC Holding Corp. 2011 Agent Incentive Plan. Filed as Exhibit 4.8.2 to Amendment No. 1 to the 2011 Form S-1 Registration Statement and incorporated herein by reference.

10.1	Amended and Restated Credit Agreement, dated as of February 28, 2007 and amended and restated as of May 31, 2011, among PAETEC Holding, as Borrower, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, and JPMorgan Chase Bank, N.A. and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents. Filed as Exhibit 10.7.1 to Amendment No. 1 to the 2011 Form S-4 Registration Statement and incorporated herein by reference.

10.2	PAETEC Holding 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”). Filed as Exhibit 10.1 to the Current Report on Form 8-K of PAETEC Holding filed on June 3, 2011 and incorporated herein by reference.

10.3	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.2 to the Current Report on Form 8-K of PAETEC Holding filed on July 6, 2011 (the “July 2011 Form 8-K”) and incorporated herein by reference.

10.4	Form of Non-Qualified Stock Option Agreement under the 2011 Omnibus Incentive Plan. Filed as Exhibit 10.3 to the July 2011 Form 8-K and incorporated herein by reference.

Exhibit Number	Description

10.5	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan. Filed as Exhibit 10.4 to the July 2011 Form 8-K and incorporated herein by reference.

10.6	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.5 to the July 2011 Form 8-K and incorporated herein by reference.

10.7	Form of Amendment to Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement. Filed as Exhibit 10.6 to the July 2011 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.