Form 10-Q
period 2011-09-30
PAETEC Holding Corp.
filed 2011-11-07
CIK 1372041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding on November 2, 2011 was 147,076,667.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$94,791	$95,533
Accounts receivable, net of allowance for doubtful accounts of $11,455 and $11,044, respectively	308,679	253,175
Deferred income taxes	10,801	10,801
Prepaid expenses and other current assets	38,504	27,584

Total current assets	452,775	387,093
Property and equipment, net	882,753	860,782
Goodwill	472,364	439,556
Intangible assets, net	260,091	279,691
Other assets, net	45,249	40,816

Total assets	$2,113,232	$2,007,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,876	$102,169
Accrued expenses	43,317	36,954
Accrued payroll and related liabilities	36,249	20,373
Accrued taxes	46,042	48,897
Accrued commissions	27,083	22,532
Accrued capital expenditures	27,371	13,707
Accrued interest	35,674	17,278
Deferred revenue	85,955	82,232
Current portion of long-term debt and capital lease obligations	16,977	10,733

Total current liabilities	413,544	354,875
Long-term debt and capital lease obligations	1,506,405	1,437,356
Other long-term liabilities	80,741	78,822

Total liabilities	2,000,690	1,871,053

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 300,000,000 authorized shares at September 30, 2011 and December 31, 2010, 147,011,885 shares issued and outstanding at September 30, 2011; 144,026,358 shares issued and outstanding at December 31, 2010	1,470	1,440
Additional paid-in capital	781,020	766,948
Accumulated deficit	(669,948)	(631,503)

Total stockholders’ equity	112,542	136,885

Total liabilities and stockholders’ equity	$2,113,232	$2,007,938

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Network services revenue	$384,288	$305,799	$1,137,563	$926,515
Carrier services revenue	86,968	65,111	254,840	191,242
Integrated solutions revenue	65,026	37,524	146,447	76,828

Total revenue	536,282	408,434	1,538,850	1,194,585
Cost of sales (exclusive of operating items shown separately below)	256,865	206,339	728,854	595,872
Selling, general and administrative expenses (exclusive of operating items shown separately below and inclusive of stock-based compensation)	182,605	142,542	528,584	413,605
Acquisition, integration and separation costs	10,843	3,724	16,742	3,724
Depreciation and amortization	65,911	47,261	194,982	141,873

Income from operations	20,058	8,568	69,688	39,511
Debt extinguishment and related costs	0	0	0	4,423
Other income, net	(111)	(98)	(333)	(360)
Interest expense	36,294	23,021	106,064	67,658

Loss before income taxes	(16,125)	(14,355)	(36,043)	(32,210)
Provision for (benefit from) income taxes	952	400	2,402	(389)

Net loss	$(17,077)	$(14,755)	$(38,445)	$(31,821)

Basic and diluted net loss per common share	$(0.12)	$(0.10)	$(0.26)	$(0.22)

Basic and diluted weighted average common shares outstanding	146,000,189	145,145,204	145,170,298	145,572,170

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(38,445)	$(31,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194,982	141,873
Amortization of debt issuance costs	3,448	2,577
Amortization of debt discount, net	2,389	977
Bad debt expense	10,293	10,090
Stock-based compensation expense	10,707	7,706
Gain on disposal of property and equipment	(23)	(219)
Deferred income taxes	0	(1,342)
Debt extinguishment and related costs	0	3,667
Gain on non-monetary transaction	(82)	0
Change in assets and liabilities which provided (used) cash, excluding effects of acquisitions:
Accounts receivable	(51,368)	(21,492)
Prepaid expenses and other current assets	(4,462)	(7,899)
Other assets	(3,600)	(990)
Accounts payable	(8,239)	770
Accrued expenses	3,178	(6,212)
Accrued payroll and related liabilities	13,114	(19,845)
Accrued taxes	(3,139)	(4,381)
Accrued commissions	3,947	1,469
Accrued interest	18,395	7,087
Deferred revenue	1,354	4,358

Net cash provided by operating activities	152,449	86,373

INVESTING ACTIVITIES:
Purchases of property and equipment	(145,342)	(94,884)
Acquisitions, net of cash received	(67,867)	(24,603)
Purchase of short term investments	0	(698)
Increase in restricted cash	0	(504)
Proceeds from disposal of property and equipment	163	538
Purchase of long-term investment	(750)	0
Software development costs	(2,159)	(930)

Net cash used in investing activities	(215,955)	(121,081)

FINANCING ACTIVITIES:
Repayments of long-term debt	(34,264)	(278,675)
Payment for debt issuance costs	(3,396)	(7,393)
Proceeds from long-term borrowings	99,750	301,584
Repurchase of common stock	0	(10,310)
Payment of contingent consideration	(2,723)	0
Payment for registering securities	(185)	0
Proceeds from exercise of stock options, warrants, and purchase plans	5,208	3,296
Payment of tax withholding on vested stock units	(1,626)	(2,100)

Net cash provided by financing activities	62,764	6,402

NET DECREASE IN CASH AND CASH EQUIVALENTS	(742)	(28,306)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,533	152,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,791	$124,582

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$84,023	$57,786

Cash paid for income taxes	$2,733	$929

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS :

Accrued property and equipment expenditures	$34,400	$12,926

Equipment purchased under capital leases	$7,054	$33,136

Contingent consideration	$2,700	$8,065

Accrued deferred debt issuance costs	$0	$5,250

Tenant incentive leasehold improvements	$1,119	$368

See notes to condensed consolidated financial statements.

PAETEC Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The merger agreement contains representations and warranties customary for transactions of this type. PAETEC Holding has agreed to various customary covenants and agreements, including, among others, agreements (1) to conduct its business in the ordinary course consistent with past practice during the period between the execution of the merger agreement and the effective time of the merger and (2) not to engage in certain kinds of transactions during this period.

The merger agreement has been approved by the board of directors of each of Windstream and PAETEC Holding. At a special meeting of stockholders held on October 27, 2011, PAETEC Holding’s stockholders adopted the merger agreement and approved the transactions contemplated by the merger agreement in accordance with applicable law.

Consummation of the merger is not subject to approval by the stockholders of Windstream or to any financing condition, but it is subject to certain customary conditions, including, among others, receipt of required regulatory approvals from the Federal Communications Commission and certain public utilities commissions and the absence of any law, regulation, order, or injunction prohibiting the merger. Each party’s obligation to consummate the merger also is subject to other conditions, including the accuracy of the representations and warranties of the other party (generally subject to a material adverse effect standard), material compliance by the other party with its obligations under the merger agreement, and the absence of a material adverse effect related to the other party. Subject to the satisfaction of the closing conditions, the parties anticipate that the transaction will be consummated by December 31, 2011.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 (as amended on Form 10-K/A, the “2010 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments, management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2010 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2011. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2011 or any other period.

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

Acquisition of Assets and Certain Liabilities of Iperia Mobility Solutions, LLC

On February 11, 2011, the Company completed the acquisition of assets and certain liabilities of Iperia Mobility Solutions, LLC (“Iperia”), a limited liability company that provides IP-based communications solutions delivering communications-enabled applications. The purchase price for this business acquisition was $4.0 million in cash, including an estimated $2.7 million of contingent consideration to be paid 24 months following the acquisition closing date. The merger was accounted for as an acquisition of Iperia by PAETEC using the acquisition method in accordance with ASC Topic 805 (Note 4).

Supplemental Pro Forma Information (Unaudited)—Cavalier Telephone Corporation Acquisition

On December 6, 2010, the Company completed the acquisition of Cavalier Telephone Corporation (“Cavalier”). The revenue and net loss from continuing operations of the combined entity for the three and nine months ended September 30, 2010 had the acquisition date been January 1, 2010, are as follows (in thousands):

	Revenue	Net Loss from Continuing Operations

Supplemental pro forma for the three months ended September 30, 2010	$500,412	$(21,130)

Supplemental pro forma for the nine months ended September 30, 2010	$1,472,525	$(48,171)

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

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Communications networks	$1,214,068	$1,112,615
Computer hardware and purchased software	191,396	167,101
Equipment	76,261	55,316
Office equipment, furniture and fixtures	102,519	91,621
Construction-in-progress	47,335	41,264
Land and buildings	50,151	46,436

	1,681,730	1,514,353
Accumulated depreciation	(798,977)	(653,571)

Property and equipment, net	$882,753	$860,782

Construction-in-progress as of September 30, 2011 and December 31, 2010 consisted primarily of costs associated with the build-out of the Company’s communications network. Depreciation expense totaled $148.4 million and $118.4 million for the nine months ended September 30, 2011 and 2010, respectively. Depreciation expense totaled $49.3 million and $39.3 million for the three months ended September 30, 2011 and 2010, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill from January 1, 2011 to September 30, 2011 were as follows (in thousands):

Balance as of January 1, 2011	$439,556
Goodwill related to acquisitions in 2011	32,808

Balance as of September 30, 2011	$472,364

The amount of goodwill recognized as of September 30, 2011 for the Company’s 2011 acquisitions are based on the Company’s preliminary allocation of purchase price and may change significantly based on various valuations that will be finalized within 12 months after the applicable acquisition’s closing date (Note 2).

Other Intangible Assets

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$400,293	$(153,465)	$246,828	11 years
Technology-based	1,953	(1,718)	235	5 years
Capitalized software development costs	11,501	(5,364)	6,137	4 years
Technology license	5,164	(2,496)	2,668	5 years
Trade name	3,250	(1,427)	1,823	5 years

Total	422,161	(164,470)	257,691	10 years

Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$424,561	$(164,470)	$260,091

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
	(in thousands)
Amortized intangible assets:
Customer-related	$376,343	$(111,029)	$265,314	11 years
Technology-based	1,953	(1,520)	433	5 years
Capitalized software development costs	9,242	(3,477)	5,765	4 years
Technology license	5,164	(1,721)	3,443	5 years
Trade name	2,800	(464)	2,336	6 years

Total	395,502	(118,211)	277,291	10 years
Unamortized intangible assets:
Trade name	2,400	—	2,400

Total	$397,902	$(118,211)	$279,691

Intangible asset amortization expense for the nine months ended September 30, 2011 and 2010 was $46.3 million and $23.2 million, respectively. Intangible asset amortization expense for the three months ended September 30, 2011 and 2010 was $16.5 million and $7.9 million, respectively.

Gross intangible assets as of September 30, 2011 included $24.0 million for customer relationship intangible assets (6 year weighted average useful life), $0.4 million for trade names, and $0.1 million for software acquired from XETA. These amounts are based on the Company’s preliminary allocations of the purchase price and may change significantly based on a valuation that will be finalized within 12 months after the closing date. The Company estimates that future aggregate amortization expense related to intangible assets as of September 30, 2011 will be as follows for the periods presented (in thousands):

Year Ending December 31,
2011 (remaining three months)	$16,505
2012	55,769
2013	43,564
2014	34,405
2015	25,838
Thereafter	81,610

Total	$257,691

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
8 7/8% Senior Secured Notes due 2017	$650,000	$650,000
Unamortized discount on 8 7/8% Senior Secured Notes due 2017, net	(7,462)	(8,435)
9 7/8% Senior Notes due 2018	450,000	450,000
Unamortized discount on 9 7/8% Senior Notes due 2018	(13,408)	(14,811)
9.5% Senior Notes due 2015	300,000	300,000
Senior secured credit facilities	99,500	25,000
Unamortized discount on senior secured credit facilities	(237)	—
Capital lease obligations	44,295	45,805
Other	694	530

Total debt	1,523,382	1,448,089
Less: current portion	(16,977)	(10,733)

Long-term debt and capital lease obligations	$1,506,405	$1,437,356

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

•

a revolving credit facility under which the Company may obtain from time to time revolving loans of up to an aggregate principal amount of $125 million outstanding at any time and under which no amounts were outstanding as of September 30, 2011.

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

The credit agreement contains customary representations and warranties by the Company, as well as customary events of default. The credit agreement requires the Company to comply with affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of PAETEC Holding and its subsidiaries, subject to specified exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments, change the nature of their businesses and amend the terms of certain other indebtedness. The Company was in compliance with these covenants as of September 30, 2011. The credit agreement permits the incurrence of $55 million of non-recourse debt for the acquisition and construction of the Company’s new corporate headquarters.

The Company is required to satisfy a total leverage ratio under which the ratio of its consolidated debt to its adjusted consolidated EBITDA (as defined for purposes of the credit agreement) will not be permitted to be greater than (a) 5.00:1.00 on the last day of any fiscal quarter ending before December 31, 2011 or (b) 4:75:1.00 on the last day of any fiscal quarter ending on or after December 31, 2011. The Company was in compliance with this financial covenant as of September 30, 2011.

Senior Notes due 2018

On July 8, 2011, in accordance with registration rights granted to the original purchasers of PAETEC Holding’s 9 7/8% Senior Notes due 2018, PAETEC Holding completed an exchange offer of all of its outstanding 9 7/8% Senior Notes due 2018 in an aggregate principal amount of $450 million for notes with substantially identical terms registered under the Securities Act of 1933.

6.	INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2011 was $2.4 million and represents current state taxes consisting primarily of taxes based on gross margin or modified gross receipts, and income taxes in jurisdictions where net operating losses are not available. The difference between the statutory rate and the effective tax rate for the nine months ended September 30, 2011 was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

ASC 740, Income Taxes, requires the recognition of a financial statement benefit of a tax position only after a determination that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The amount of unrecognized tax benefits from uncertain tax positions as of September 30, 2011 was $0.5 million, net of federal benefit, the majority of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2011, the Company had less than $0.1 million of accrued interest related to unrecognized tax benefits.

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

Employee Stock Purchase Plan

As of September 30, 2011, purchase rights for 2,473,447 shares had been granted under the PAETEC Holding Corp. Employee Stock Purchase Plan (“ESPP”) and 1,626,553 shares of common stock remained available for issuance.

During the three-month purchase periods ended March 31, 2011, June 30, 2011 and September 30, 2011, PAETEC Holding issued 174,927, 124,867, and 147,055 shares, respectively, at respective purchase prices of approximately $ 3.01, $4.31, and $4.76 per share, which represented 90% of the closing price of the common stock as reported on the NASDAQ Global Select Market on March 31, 2011, June 30, 2011 and September 30, 2011, respectively. Compensation expense attributable to the ESPP for the three and nine months ended September 30, 2011 totaled approximately $0.1 million and $0.2 million, respectively.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	10,457,311	$4.35
Granted	1,566,878	$4.16
Exercised	(1,124,260)	$2.89
Canceled	(1,367,792)	$4.85
Forfeited	(189,668)	$4.13

Outstanding at September 30, 2011	9,342,469	$4.43	5.7	$16,451

Exercisable at September 30, 2011	6,660,440	$4.59	4.4	$12,691

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on September 30, 2011. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 was approximately $2.3 million.

For options granted during the nine months ended September 30, 2011 and 2010, the weighted average fair values of the stock options granted, estimated on the dates of grant using the Black-Scholes option-pricing model, were $2.78 and $2.85, respectively, using the following assumptions:

	Nine Months Ended September 30,
	2011	2010
Expected option life (in years)	6.2	6.2
Risk free interest rate	1.24% – 3.24%	1.7% – 3.0%
Expected volatility	73.1% – 74.3%	75.4% – 75.8%
Expected dividend yield	—	—

Total compensation expense related to stock options granted was approximately $1.8 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively. Total compensation expense related to stock options granted was approximately $0.7 million both for the three months ended September 30, 2011 and 2010, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes stock option information as of September 30, 2011:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $2.10	2,233,027	$1.66	1,945,770	$1.71
$2.11 - $3.15	1,055,552	$2.31	1,038,793	$2.30
$3.16 - $7.35	4,274,277	$4.22	2,013,949	$4.30
$7.36 - $13.46	1,779,613	$9.64	1,661,928	$9.74

	9,342,469	$4.43	6,660,440	$4.59

As of September 30, 2011, there was approximately $5.5 million of total unrecognized stock-based compensation expense related to unvested stock options. The Company expects to recognize the expense over a weighted average period of approximately 1.9 years.

Stock Unit Activity

The following table summarizes stock unit activity for the nine months ended September 30, 2011:

	Shares of Common Stock Underlying Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	3,987,767	$5.29
Granted	6,187,628	$4.53
Vested	(1,225,165)	$7.33
Canceled	(731,350)	$3.33
Forfeited	(151,130)	$4.42

Outstanding at September 30, 2011	8,067,750	$4.78

For stock units granted during the nine months ended September 30, 2011 and 2010, the weighted average fair values of the stock units granted, determined based on the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on the dates of grant, were $4.53 and $3.55, respectively.

The aggregate intrinsic value of stock units that vested during the nine months ended September 30, 2011 was approximately $4.7 million.

To satisfy income tax withholding requirements in connection with the vesting of stock units during the nine months ended September 30, 2011 and 2010, the Company withheld 426,989 and 549,651 shares, respectively, of PAETEC Holding common stock.

For the nine months ended September 30, 2011 and 2010, total compensation expense related to stock units granted was approximately $8.5 million and $5.1 million, respectively. For the three months ended September 30, 2011 and 2010, total compensation expense related to stock units granted was approximately $4.6 million and $1.7 million, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2011, there was unrecognized stock-based compensation expense related to unvested stock unit awards of approximately $28.9 million. The Company expects to recognize the expense over a weighted average period of approximately 1.6 years.

Warrant Activity

The following table summarizes warrant activity for the nine months ended September 30, 2011:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	2,521,935	$2.41
Exercised	(927,922)	$2.07
Forfeited	(490,358)	$3.35

Outstanding at September 30, 2011	1,103,655	$2.28	2.3	$3,321

Exercisable at September 30, 2011	1,103,655	$2.28	2.3	$3,321

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of PAETEC Holding’s common stock as reported on the NASDAQ Global Select Market on September 30, 2011 and the warrant exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders if all warrant holders had exercised their warrants on September 30, 2011. This amount changes based on the fair market value of PAETEC Holding’s common stock. The aggregate intrinsic value of warrants exercised during the nine months ended September 30, 2011 was approximately $3.2 million.

For the nine months ended September 30, 2011 and 2010, total stock-based compensation expense related to warrants was approximately $0.2 million. For the three months ended September 30, 2011 and 2010, total stock-based compensation expense related to warrants was less than $0.1 million and approximately $0.1 million, respectively. These amounts are recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following table summarizes information relating to outstanding warrants as of September 30, 2011:

	Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
$0.01 - $2.06	842,219	$2.05	842,219	$2.05
$2.07 - $2.89	189,214	$2.87	189,214	$2.87
$2.90 - $4.01	72,222	$3.45	72,222	$3.45

	1,103,655	$2.28	1,103,655	$2.28

8.	LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net loss	$(17,077)	$(14,755)	$(38,445)	$(31,821)

Weighted average common shares outstanding – basic and diluted	146,000,189	145,145,204	145,170,298	145,572,170

Net loss per common share – basic and diluted	$(0.12)	$(0.10)	$(0.26)	$(0.22)

For the three and nine months ended September 30, 2011 and 2010, the Company had outstanding options, warrants and stock units for 18,513,874 and 17,532,362 shares, respectively, that were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2011, the Company had entered into agreements with vendors to purchase approximately $41.5 million of equipment and services, of which the Company expects $36.3 million to be delivered and payable in the year ending December 31, 2011 and $2.6 million to be delivered and payable in each of the years ending December 31, 2012 and 2013.

Data and Voice Services

The Company has various agreements with certain carriers for data and voice services. As of September 30, 2011, the Company’s minimum commitments under these agreements totaled $64.6 million, of which $36.9 million expires in the year ending December 31, 2011, $12.5 million expires in each of the years ending December 31, 2012 and 2013, and the remaining $2.7 million expires in the year ending December 31, 2014. Related expenses, when incurred, are included in cost of sales in the accompanying condensed consolidated statements of operations.

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

Letters of Credit

The Company is party to letters of credit totaling $8.8 million as of September 30, 2011. The Company does not expect any material losses from these financial instruments since performance under these letters of credit is not likely to be required.

Litigation

The Company is party to various legal proceedings, most of which relate to routine matters incidental to the Company’s business. The result of any current or future litigation or other legal proceedings is inherently unpredictable. The Company’s management, however, believes that there is no litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material effect on its financial position, results of operations or cash flows except as indicated below.

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

In August 2011 purported stockholders of the Company filed a complaint styled as a class action lawsuit in the Court of Chancery of the State of Delaware and a second complaint styled as a class action lawsuit in the Supreme Court of the State of New York, Monroe County, in response to the announcement of the execution of the agreement and plan of merger, dated as of July 31, 2011, among the Company, Windstream Corporation, and Peach Merger Sub, Inc. described in Note 1. The plaintiff in the New York action also filed a complaint in the Court of Chancery of the State of Delaware. The lawsuits were consolidated in the Court of Chancery of the State of Delaware (the “Consolidated Lawsuit”). The Consolidated Lawsuit alleged, among other things, that the board of directors of the Company conducted an unfair sales process resulting in an unfair merger price and breached their fiduciary duties in agreeing to the merger, and that Windstream aided and abetted in the breaches of fiduciary duties. The Consolidated Lawsuit also alleged that the board of directors of the Company breached their fiduciary duties by issuing a false and misleading proxy statement. The lawsuit sought to enjoin the merger and sought unspecified monetary damages. On October 14, 2011, the Company entered into a memorandum of understanding (the “MOU”) with plaintiffs and other named defendants regarding the settlement of the Consolidated Lawsuit. Under the terms of the MOU, the Company, the other named defendants, and the plaintiffs agreed to settle the Consolidated Lawsuit and negotiate or arbitrate a release of the defendants from claims relating to the merger, subject to court approval. If the court approves the settlement contemplated by the MOU, the Consolidated Lawsuit will be dismissed with prejudice. Pursuant to the terms of the MOU, Windstream and the Company made available additional information to the Company’s stockholders before the Company’s special meeting of stockholders held on October 27, 2011. In addition, the defendants in the Consolidated Lawsuit have agreed to negotiate in good faith with plaintiffs’ counsel regarding an appropriate amount of fees, costs and expenses to be paid to plaintiffs’ counsel by the Company or its successor. The Company and the other defendants deny all of the allegations in the Consolidated Lawsuit, but agreed to settle the Consolidated Lawsuit in order to avoid costly litigation and reduce the risk of any delay to the completion of the merger.

10.	FAIR VALUE MEASUREMENTS

The carrying value of the Company’s financial instruments, other than debt, does not materially differ from the estimated fair values as of September 30, 2011 and December 31, 2010. The carrying amount and estimated fair value of the Company’s senior debt are summarized as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior long-term debt, including current portion	$1,499,500	$1,564,380	$1,425,000	$1,495,250

The estimated market values as of September 30, 2011 and December 31, 2010 are based on quarter-end closing market prices published by securities firms. While the Company believes these approximations to be reasonably accurate at the time published, quarter-end closing market prices can vary widely depending on the volume traded by any given securities firm and on other factors.

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

The following table summarizes the valuation of the Company’s financial instruments by the foregoing fair value hierarchy levels as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	Fair Value Measurements as of September 30, 2011 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$9,802	—	—
Other assets, net	$2,859	—	—

	0000000	0000000	0000000
	Fair Value Measurements as of December 31, 2010 Using:
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$11,186	—	—
Other assets, net	$2,859	—	—

At September 30, 2011 and December 31, 2010, the fair value of cash and cash equivalents presented in the table above was primarily composed of the Company’s investments in publicly traded money market instruments. The Company’s cash and cash equivalent balances excluded from the table above are composed of cash, certificates of deposits with original maturities of one month or less and overnight investments. The fair value of the Company’s other assets, net consists of restricted investments in registered money market instruments.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill for Impairment. The intent of ASU 2011-08 is to simplify how registrants test goodwill for impairment. ASU 2011-08 permits registrants to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. A registrant would not be required to calculate the fair value of a reporting unit unless the registrant determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The new guidance will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current accounting principles generally accepted in the United States of America (“GAAP”). This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on the Company’s financial statements.

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

In accordance with the provisions of ASC 855, Subsequent Events, the Company has evaluated all subsequent events to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2011, and events which occurred subsequent to September 30, 2011 but were not recognized in the financial statements. No subsequent events that required recognition or disclosure were identified, except any matters already discussed within these financial statements.

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

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” “the company” and “PAETEC” mean PAETEC Holding Corp. and its subsidiaries and “PAETEC Holding” means PAETEC Holding Corp.

Merger Agreement with Windstream Corporation

As previously reported, effective on July 31, 2011, PAETEC Holding entered into an agreement and plan of merger, which we refer to as the “merger agreement,” with Windstream Corporation, which we refer to as “Windstream,” and Peach Merger Sub, Inc., a wholly-owned subsidiary of Windstream, pursuant to which, among other things, Peach Merger Sub, Inc. will be merged with and into PAETEC Holding, with PAETEC Holding surviving the merger as a wholly-owned subsidiary of Windstream.

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

The merger agreement contains representations and warranties customary for transactions of this type. PAETEC Holding has agreed to various customary covenants and agreements, including, among others, agreements (1) to conduct its business in the ordinary course consistent with past practice during the period between the execution of the merger agreement and the effective time of the merger, and (2) not to engage in certain kinds of transactions during this period.

The merger agreement has been approved by the board of directors of each of Windstream and PAETEC Holding. At a special meeting of stockholders held on October 27, 2011, PAETEC Holding’s stockholders adopted the merger agreement and approved the transactions contemplated by the merger agreement in accordance with applicable law.

Consummation of the merger is not subject to approval by the stockholders of Windstream or to any financing condition, but it is subject to certain customary conditions, including, among others, receipt of required regulatory approvals from the Federal Communications Commission and certain public utilities commissions and the absence of any law, regulation, order, or injunction prohibiting the merger. Each party’s obligation to consummate the merger also is subject to other conditions, including the accuracy of the representations and warranties of the other party (generally subject to a material adverse effect standard), material compliance by the other party with its obligations under the merger agreement, and the absence of a material adverse effect related to the other party. Subject to the satisfaction of the closing conditions, the parties anticipate that the transaction will be consummated by December 31, 2011.

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

Overview

PAETEC is a competitive broadband communications services and solutions provider guided by the principle that delivering superior customer service is the key to competing successfully with other communications services providers. PAETEC’s primary business is providing business end-user customers in metropolitan areas with a package of integrated broadband services that encompasses data services, including Internet access services and virtual private network services, and voice services, including local telephone services and domestic and international long distance services. As of September 30, 2011, PAETEC provided services for approximately 51,000 business customers in a service area encompassing 86 of the top 100 metropolitan statistical areas.

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

Results of Operations

The following table presents selected operating data for the three and nine months ended September 30, 2011 and 2010. In the following comparisons of PAETEC’s operating results, we refer to the three months ended September 30, 2011 as our “2011 quarter” and to the three months ended September 30, 2010 as our “2010 quarter.” We refer to the nine months ended September 30, 2011 as our “2011 nine-month period” and to the nine months ended September 30, 2010 as our “2010 nine-month period.” The following comparison of PAETEC’s operating results is materially affected by PAETEC’s acquisition by merger of Cavalier Telephone

Corporation, or “Cavalier,” on December 6, 2010. Cavalier’s operating results are included in PAETEC’s operating results beginning on December 6, 2010. Because of the significance of this transaction, PAETEC’s operating results for the 2011 and 2010 quarters and the 2011 and 2010 nine-month periods are not directly comparable. PAETEC’s operating results were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2011 (1)		September 30, 2010		September 30, 2011 (1)		September 30, 2010
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue:

Network services revenue	$384,288	72%	$305,799	75%	$1,137,563	74%	$926,515	78%
Carrier services revenue	86,968	16%	65,111	16%	254,840	17%	191,242	16%
Integrated solutions revenue	65,026	12%	37,524	9%	146,447	9%	76,828	6%

Total revenue	536,282	100%	408,434	100%	1,538,850	100%	1,194,585	100%
Cost of sales (2)	256,865	48%	206,339	51%	728,854	47%	595,872	50%
Selling, general and administrative expenses (3)	182,605	34%	142,542	35%	528,584	34%	413,605	35%
Acquisition, integration and separation costs	10,843	2%	3,724	1%	16,742	1%	3,724	*
Depreciation and amortization	65,911	12%	47,261	12%	194,982	13%	141,873	12%

Income from operations	20,058	4%	8,568	2%	69,688	5%	39,511	3%
Debt extinguishment and related costs	0	*	0	*	0	*	4,423	*
Other income, net	(111)	*	(98)	*	(333)	*	(360)	*
Interest expense	36,294	7%	23,021	6%	106,064	7%	67,658	6%

Loss before income taxes	(16,125)	(3)%	(14,355)	(4)%	(36,043)	(2)%	(32,210)	(3)%
Provision for (benefit from) income taxes	952	*	400	*	2,402	*	(389)	*

Net loss	$(17,077)	(3)%	$(14,755)	(4)%	$(38,445)	(3)%	$(31,821)	(3)%

Adjusted EBITDA (4)	$102,277		$62,195		$292,222		$192,847

*	Less than one percent
(1)	Includes the results of Cavalier.
(2)	Exclusive of operating items shown separately below.
(3)	Exclusive of operating items shown separately below and inclusive of stock-based compensation.

(4)	Adjusted EBITDA, as defined by PAETEC for the periods presented, represents net loss before depreciation and amortization, interest expense, provision for (benefit from) income taxes, stock-based compensation, acquisition, integration and separation costs, gain on non-monetary transaction, and debt extinguishment and related costs. Adjusted EBITDA is not a financial measurement prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA Presentation” in PAETEC’s 2010 Form 10-K for PAETEC’s reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss	$(17,077)	$(14,755)	$(38,445)	$(31,821)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	65,911	47,261	194,982	141,873
Interest expense, net of interest income	36,259	22,914	105,916	67,331
Provision for (benefit from) income taxes	952	400	2,402	(389)

EBITDA	86,045	55,820	264,855	176,994
Stock-based compensation	5,389	2,651	10,707	7,706
Acquisition, integration and separation costs	10,843	3,724	16,742	3,724
Gain on non-monetary transaction	0	0	(82)	0
Debt extinguishment and related costs	0	0	0	4,423

Adjusted EBITDA	$102,277	$62,195	$292,222	$192,847

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Revenue. Total revenue increased $127.8 million, or 31.3%, to $536.3 million for the 2011 quarter from $408.4 million for the 2010 quarter primarily as a result of the inclusion of operating results of Cavalier and other recently acquired businesses for the full 2011 quarter. Of total revenue for the 2011 quarter, revenue from network services, carrier services and integrated solutions accounted for 71.7%, 16.2% and 12.1%, respectively, compared to 74.9%, 15.9% and 9.2%, respectively, for the 2010 quarter.

Revenue from network services increased $78.5 million, or 25.7%, to $384.3 million for the 2011 quarter from $305.8 million for the 2010 quarter. Of total network services revenue for the 2011 quarter, revenue from core network services, access fee and reciprocal compensation revenue related to network services, and non-core POTS revenue related to network services accounted for 89.3%, 5.0% and 5.7%, respectively, compared to 91.8%, 5.5% and 2.7%, respectively, for the 2010 quarter.

Revenue from core network services increased $62.3 million, or 22.2%, to $343.0 million for the 2011 quarter from $280.6 million for the 2010 quarter. For the 2011 quarter, revenue from monthly recurring fees and usage-based fees accounted for 79.4% and 19.1%, respectively, of revenue from core network services, compared to 78.0% and 21.9%, respectively, of such revenue for the 2010 quarter. The increase in core network services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter.

Access fee revenue and reciprocal compensation included in network services revenue increased $2.4 million, or 14.1%, to $19.4 million for the 2011 quarter from $17.0 million for the 2010 quarter. Of total access fee revenue and reciprocal compensation included in network services for the 2011 quarter, revenue from access fees accounted for 84.9% compared to 91.6% for the 2010 quarter.

Non-core POTS revenue included in network services revenue increased $13.7 million, or 168.3%, to $21.9 million for the 2011 quarter from $8.2 million for the 2010 quarter. The increase in non-core POTS revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter, the effect of which was partially offset by customer attrition during the quarter.

Revenue from carrier services increased $21.9 million, or 33.6%, to $87.0 million for the 2011 quarter from $65.1 million for the 2010 quarter. Of total carrier services revenue for the 2011 quarter, revenue from core carrier services, access fee and reciprocal compensation revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 68.4%, 28.5% and 3.1%, respectively, compared to 69.2%, 25.7% and 5.1%, respectively, for the 2010 quarter.

Revenue from core carrier services increased $14.4 million, or 32.0%, to $59.5 million for the 2011 quarter from $45.0 million for the 2010 quarter. The increase in core carrier services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 quarter. For the 2011 quarter, revenue from monthly recurring fees and usage-based fees accounted for 65.1% and 21.0%, respectively, of revenue from core carrier services, compared to 60.1% and 27.2%, respectively, of such revenue for the 2010 quarter.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $8.1 million, or 48.0%, to $24.8 million for the 2011 quarter from $16.8 million for the 2010 quarter. Of total access fee revenue and reciprocal compensation included in carrier services for the 2011 quarter, revenue from access fees accounted for 88.2% compared to 85.6% for the 2010 quarter.

Non-core POTS revenue included in carrier services revenue decreased $0.6 million, or 18.5%, to $2.7 million for the 2011 quarter from $3.3 million for the 2010 quarter. The decrease in non-core POTS revenue primarily resulted from customer attrition.

Revenue from integrated solutions services increased $27.5 million, or 73.3%, to $65.0 million for the 2011 quarter from $37.5 million for the 2010 quarter. The increase in integrated solutions services revenue primarily resulted from the growth in equipment sales due to the inclusion of operating results of XETA for the full 2011 quarter.

Cost of Sales. Cost of sales increased to $256.9 million for the 2011 quarter from $206.3 million for the 2010 quarter, in part because of increased costs associated with the acquisition of Cavalier and increased costs associated with equipment sales due to the May 2011 acquisition of XETA.

Leased transport charges increased to $180.0 million, or 70.1% of cost of sales, for the 2011 quarter from $150.9 million, or 73.1% of cost of sales, for the 2010 quarter.

Usage costs for local and long distance calls increased to $30.2 million, or 11.7% of cost of sales, for the 2011 quarter from $30.3 million, or 14.7% of cost of sales, for the 2010 quarter.

Cost of sales as a percentage of total revenue decreased to 47.9% for the 2011 quarter from 50.5% for the 2010 quarter. The improvement was driven by a broad array of operational enhancements, including the contribution of higher margin Cavalier revenues, improved local network costs resulting from earlier initiatives to transition special access circuits to unbundled network elements, and an increase in integrated equipment and network sales driven by PAETEC’s IP Simple product, which leverages PAETEC’s proprietary Allworx platform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $182.6 million for the 2011 quarter from $142.5 million for the 2010 quarter primarily due to costs associated with higher staffing levels in PAETEC’s sales force and additional growth in headcount from acquisitions completed during 2010 and 2011. Selling, general and administrative expenses as a percentage of total revenue decreased to 34.1% for the 2011 quarter from 34.9% for the 2010 quarter.

Acquisition, Integration and Separation Costs. Acquisition, integration and separation costs increased to $10.8 million for the 2011 quarter compared to $3.7 million for the 2010 quarter. These costs were primarily related to the proposed Windstream merger transaction.

Depreciation and Amortization. Depreciation and amortization expense increased to $65.9 million for the 2011 quarter from $47.3 million for the 2010 quarter. The increase was primarily attributable to the inclusion of Cavalier’s operating results for the full 2011 quarter and to PAETEC’s network deployment and maintenance activities.

Interest Expense. PAETEC’s average outstanding debt balances increased to $1,542.6 million for the 2011 quarter from $986.4 million for the 2010 quarter, as a result of the December 2010 issuance of $450.0 million aggregate principal amount of its 9 7/8% senior notes due 2018 and the May 2011 issuance of $100.0 million in aggregate principal amount of term loans. Interest expense increased to $36.3 million for the 2011 quarter from $23.0 million for the 2010 quarter due primarily to an increase in the average outstanding debt balances and an increase in the average annual borrowing rate. The weighted average annual borrowing rate, including the amortization of the debt discount and debt premium but excluding the amortization of deferred financing costs, for the 2011 quarter was 9.2%, compared to 8.9% for the 2010 quarter.

Income Taxes. The provision for income taxes for the 2011 quarter was $1.0 million. The difference between the statutory rate and the effective tax rate for the 2011 quarter was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Revenue. Total revenue increased $344.3 million, or 28.8%, to $1,538.9 million for the 2011 nine-month period from $1,194.6 million for the 2010 nine-month period primarily as a result of the inclusion of operating results of Cavalier and other recently acquired businesses for the full 2011 nine-month period. Of total revenue for the 2011 nine-month period, revenue from network services, carrier services and integrated solutions accounted for 73.9%, 16.6% and 9.5%, respectively, compared to 77.6%, 16.0% and 6.4%, respectively, for the 2010 nine-month period.

Revenue from network services increased $211.0 million, or 22.8%, to $1,137.6 million for the 2011 nine-month period from $926.5 million for the 2010 nine-month period. Of total network services revenue for the 2011 nine-month period, revenue from core network services, access fee and reciprocal compensation fee revenue related to network services, and non-core POTS revenue related to network services accounted for 89.1%, 4.6% and 6.3%, respectively, compared to 91.6%, 5.5% and 2.9%, respectively, for the 2010 nine-month period.

Revenue from core network services increased $165.4 million, or 19.5%, to $1,014.1 million for the 2011 nine-month period from $848.7 million for the 2010 nine-month period. For the 2011 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 80.1% and 19.5%, respectively, of revenue from core network services, compared to 77.5% and 22.0%, respectively, of such revenue for the 2010 nine-month period. The increase in core network services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 nine-month period.

Access fee revenue and reciprocal compensation included in network services revenue increased $1.1 million, or 2.1%, to $52.4 million for the 2011 nine-month period from $51.3 million for the 2010 nine-month period. Of total access fee revenue and reciprocal compensation included in network services for the 2011 nine-month period, revenue from access fees accounted for 86.9% compared to 91.9% for the 2010 nine-month period.

Non-core POTS revenue included in network services revenue increased $44.6 million, or 167.8%, to $71.1 million for the 2011 nine-month period from $26.6 million for the 2010 nine-month period. The increase in non-core POTS revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 nine-month period, the effect of which was partially offset by customer attrition during the period.

Revenue from carrier services increased $63.6 million, or 33.3%, to $254.9 million for the 2011 nine-month period from $191.2 million for the 2010 nine-month period. Of total carrier services revenue for the 2011 nine-month period, revenue from core carrier services, access fee and reciprocal compensation fee revenue related to carrier services, and non-core POTS revenue related to carrier services accounted for 70.6%, 26.1% and 3.3%, respectively, compared to 70.4%, 24.2% and 5.4%, respectively, for the 2010 nine-month period.

Revenue from core carrier services increased $45.3 million, or 33.6%, to $180.0 million for the 2011 nine-month period from $134.7 million for the 2010 nine-month period. The increase in core carrier services revenue primarily resulted from the inclusion of Cavalier’s operating results for the full 2011 nine-month period. For the 2011 nine-month period, revenue from monthly recurring fees and usage-based fees accounted for 66.3% and 20.6%, respectively, of revenue from core carrier services, compared to 59.5% and 27.2%, respectively, of such revenue for the 2010 nine-month period.

Access fee revenue and reciprocal compensation included in carrier services revenue increased $20.3 million, or 44.0%, to $66.5 million for the 2011 nine-month period from $46.2 million for the 2010 nine-month period. Of total access fee revenue and reciprocal compensation included in carrier services for the 2011 nine-month period, revenue from access fees accounted for 89.6% compared to 84.7% for the 2010 nine-month period.

Non-core POTS revenue included in carrier services revenue decreased $2.0 million, or 19.4%, to $8.3 million for the 2011 nine-month period from $10.3 million for the 2010 nine-month period. The decrease in non-core POTS revenue primarily resulted from customer attrition.

Revenue from integrated solutions services increased $69.6 million, or 90.6%, to $146.4 million for the 2011 nine-month period from $76.8 million for the 2010 nine-month period. The increase in integrated solutions services revenue primarily resulted from the growth in both equipment sales and energy supply services due to the inclusion of operating results of U.S. Energy Partners LLC and Quagga Corporation for the full 2011 nine-month period and XETA for a portion of the 2011 nine-month period.

Cost of Sales. Cost of sales increased to $728.9 million for the 2011 nine-month period from $595.9 million for the 2010 nine-month period, in part because of increased costs associated with the acquisition of Cavalier, increased costs associated with equipment sales due to the June 2010 acquisition of Quagga Corporation and May 2011 acquisition of XETA, and costs incurred to procure electricity from market operators on a wholesale basis.

Leased transport charges increased to $535.7 million, or 73.5% of cost of sales, for the 2011 nine-month period from $455.8 million, or 76.5% of cost of sales, for the 2010 nine-month period.

Usage costs for local and long distance calls increased to $94.8 million, or 13.0% of cost of sales, for the 2011 nine-month period from $89.4 million, or 15.0% of cost of sales, for the 2010 nine-month period.

Cost of sales as a percentage of total revenue decreased to 47.4% for the 2011 nine-month period from 49.9% for the 2010 nine-month period. The improvement was driven by a broad array of operational enhancements, including the contribution of higher margin Cavalier revenues, improved local network costs resulting from earlier initiatives to transition special access circuits to unbundled network elements, and an increase in integrated equipment and network sales driven by PAETEC’s IP Simple product, which leverages PAETEC’s proprietary Allworx platform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $528.6 million for the 2011 nine-month period from $413.6 million for the 2010 nine-month period primarily due to costs associated with higher staffing levels in PAETEC’s sales force and additional growth in headcount from acquisitions completed during 2010 and 2011. Selling, general and administrative expenses as a percentage of total revenue of 34.3% for the 2011 nine-month period was consistent with that for the 2010 nine-month period.

Acquisition, Integration and Separation Costs. Acquisition, integration and separation costs increased to $16.7 million for the 2011 nine-month period compared to $3.7 million for the 2010 nine-month period. These costs were primarily related to employee separations and expenses related to the proposed Windstream merger.

Depreciation and Amortization. Depreciation and amortization expense increased to $195.0 million for the 2011 nine-month period from $141.9 million for the 2010 nine-month period. The increase was primarily attributable to the inclusion of Cavalier’s operating results for the full 2011 nine-month period and to PAETEC’s network deployment and maintenance activities.

Debt Extinguishment and Related Costs. During the 2010 nine-month period, PAETEC recognized a total of $4.4 million of debt extinguishment and related costs, which represented the elimination of $3.6 million of debt issuance costs and unamortized debt discount associated with the repayment of $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal amount of revolving loans outstanding under PAETEC’s senior secured credit facilities with the proceeds from the January 2010 issuance of $300 million in aggregate principal amount of PAETEC Holding’s 8 7/8% senior secured notes due 2017 and $0.8 million of costs related to the termination of its interest rate swap agreement.

Interest Expense. PAETEC’s average outstanding debt balances increased to $1,502.4 million for the 2011 nine-month period from $975.9 million for the 2010 nine-month period, as a result of the December 2010 issuance of $450.0 million in aggregate principal amount of PAETEC Holding’s 9 7/8% senior due 2018 and the May 2011 issuance of $100.0 million in aggregate principal amount of term loans. Interest expense increased to $106.1 million for the 2011 nine-month period from $67.7 million for the 2010 nine-month period due primarily to an increase in the average outstanding debt balances and an increase in the average annual borrowing rate. The weighted average annual borrowing rate, including the amortization of the debt discount and debt premium but excluding the amortization of deferred financing costs, for the 2011 nine-month period was 9.3%, compared to 9.0% for the 2010 nine-month period.

Income Taxes. The provision for income taxes for the 2011 nine-month period was $2.4 million. The difference between the statutory rate and the effective tax rate for the 2011 nine-month period was primarily attributable to the existence of a valuation allowance on PAETEC’s net deferred tax assets.

Liquidity and Capital Resources

PAETEC finances its operations and growth primarily with cash flow from operations, issuances of debt securities and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. PAETEC’s cash flows for the nine months ended September 30, 2011 and 2010, respectively, were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$152,449	$86,373
Net cash used in investing activities	$(215,955)	$(121,081)
Net cash provided by financing activities	$62,764	$6,402

The $66.1 million increase in cash flows from operating activities for the 2011 nine-month period compared to the 2010 nine-month period was primarily attributable to a $49.8 million increase in net loss adjusted for non-cash items and a $16.3 million increase in working capital.

PAETEC’s investing activities during the 2011 and 2010 nine-month periods consisted primarily of activities related to the purchase of property and equipment. Net cash used in investing activities for the 2011 nine-month period also included the acquisitions of XETA and Iperia Mobility Solutions, LLC and for the 2010 nine-month period also included the acquisitions of U.S. Energy Partners LLC and Quagga Corporation.

Net cash provided by financing activities of $62.8 million for the 2011 nine-month period primarily reflected proceeds from PAETEC’s $100 million term loan credit facility, partially offset by repayments of long-term debt, including $25.0 million of outstanding revolving loans that were repaid with proceeds of the term loan facility. Net cash provided by financing activities of $6.4 million for the 2010 nine-month period was primarily related to the issuance and sale of $300.0 million in aggregate principal amount of PAETEC’s 8 7/8% senior secured notes due 2017, partially offset by the payment of debt issuance costs incurred in connection with such sale. PAETEC applied a portion of the proceeds from the January 2010 sale of the 8 7/8% senior secured notes to repay $240.2 million in aggregate principal amount of term loans and $30.0 million in aggregate principal of revolving loans outstanding under its senior secured credit facilities.

Contractual Obligations. PAETEC has various contractual obligations and commercial commitments. PAETEC does not have off-balance sheet financing arrangements other than its letters of credit and operating leases.

There were no material changes in PAETEC’s contractual obligations as set forth in PAETEC’s Annual Report on Form 10-K for its 2010 fiscal year, except as noted in PAETEC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Indebtedness. At September 30, 2011, PAETEC had approximately $1,523.4 million of total indebtedness, net of an unamortized discount of $21.1 million. The overall weighted average annual interest rate, including the amortization of the debt discount and debt premium but excluding deferred financing costs, was 9.3%. Of this total indebtedness, an aggregate principal amount of $300.0 million was outstanding under PAETEC Holding’s 9.5% senior notes due 2015, an aggregate principal amount of $650.0 million was outstanding under PAETEC Holding’s 8 7/8% senior secured notes due 2017, an aggregate principal amount of $450.0 million was outstanding under PAETEC Holding’s 9 7/8% senior notes due 2018, an aggregate principal amount of $99.5 million was outstanding under PAETEC Holding’s term loan credit facility, and an aggregate of $45.0 million consisted of capital leases and other indebtedness.

On May 31, 2011, PAETEC Holding entered into an amended and restated credit agreement, dated as of May 31, 2011, which amended and restated PAETEC Holding’s credit agreement dated February 28, 2007, as amended. Under the amended credit agreement, lenders have made available to PAETEC $225 million of senior secured credit facilities consisting of the following:

•	a $100 million term loan credit facility under which PAETEC obtained term loans on May 31, 2011 in an aggregate principal amount of $100 million; and

•

a revolving credit facility under which PAETEC may obtain from time to time revolving loans of up to an aggregate principal amount of $125 million outstanding at any time and under which no amounts were outstanding as of September 30, 2011.

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

PAETEC is required to satisfy a total leverage ratio under which the ratio of its consolidated debt to its adjusted consolidated EBITDA (as defined for purposes of the credit agreement) will not be permitted to be greater than (a) 5.00:1.00 on the last day of any fiscal quarter ending before December 31, 2011 or (b) 4:75:1.00 on the last day of any fiscal quarter ending on or after December 31, 2011. PAETEC was in compliance with this financial covenant as of September 30, 2011.

See Note 5 to PAETEC’s condensed consolidated financial statements appearing elsewhere in this report for additional information regarding PAETEC’s indebtedness.

Capital and Cash Requirements. Subject to its proposed merger with Windstream discussed above, PAETEC expects that it will continue to require significant capital expenditures to maintain and enhance its network and services and to generate planned revenue growth. PAETEC made capital expenditures, principally for the purchase of communications equipment, of approximately $145.3 million in the 2011 nine-month period. PAETEC expects to fund all of its 2011 capital expenditures from cash on hand and cash flow from operations. PAETEC plans to make such capital expenditures primarily for the following purposes:

•	to continue to acquire and install equipment to enhance and maintain its network;

•	to increase penetration of its existing markets;

•	to expand its operations into additional geographic markets; and

•	to make infrastructure enhancements, principally for its back office systems.

The actual amount and timing of PAETEC’s capital requirements may differ materially from its estimates as a result of regulatory, technological and competitive developments in the company’s industry. As of September 30, 2011, PAETEC had entered into agreements with vendors to purchase approximately $41.5 million of equipment and services, of which PAETEC expects $36.3 million to be delivered and payable in the year ending December 31, 2011 and $2.6 million to be delivered and payable in each of the years ending December 31, 2012 and 2013.

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

PAETEC believes that cash on hand and cash flow from operations, and amounts expected to be available under its revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments on its debt, meet its other cash requirements, and maintain compliance with the terms of its financing agreements for at least the next 12 months. After the foregoing period, PAETEC may require additional capital for network enhancements to provide increased capacity to meet expected increased demand for its services. The amount and timing of these additional network enhancements, if any, will depend on the anticipated demand for services, the availability of funds and other factors. The actual amount and timing of PAETEC’s future capital requirements may differ materially from the company’s estimates depending on the demand for its services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in its 2010 Form 10-K and in Part II, “Item 1A. Risk Factors” in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. If PAETEC’s plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if PAETEC seeks to acquire other businesses or to accelerate the expansion of its business, it may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. Further, if PAETEC believes it can obtain additional debt financing on advantageous terms, PAETEC may seek such financing at any time, to the extent that market conditions and other factors permit it to do so. The debt financing PAETEC may seek could be in the form of additional term loans under its existing or new senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, PAETEC’s outstanding senior notes and senior secured notes. Any inability of PAETEC to generate the sufficient funds that it may require or to obtain such funds under reasonable terms could limit its ability to increase its revenue or to operate profitably. PAETEC’s ability to raise any required funds is subject to restrictions imposed by covenants contained in its existing debt agreements and in its merger agreement with Windstream and could be negatively affected by a continuation of adverse conditions in the credit and capital markets.

Critical Accounting Policies

PAETEC’s condensed consolidated financial statements are prepared in accordance with GAAP for interim financial information and the rules and regulations of the SEC. Preparing consolidated financial statements requires PAETEC to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of PAETEC’s accounting policies. PAETEC’s significant accounting policies are described in the note captioned “Summary of Significant Accounting Policies” in Note 2 to the consolidated financial statements included in PAETEC’s 2010 Form 10-K, and a discussion of PAETEC’s critical accounting estimates is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update, or “ASU,” 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill for Impairment. The intent of ASU 2011-08 is to simplify how registrants test goodwill for impairment. ASU 2011-08 permits registrants to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. A registrant would not be required to calculate the fair value of a reporting unit unless the registrant determines that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011 with early adoption permitted. PAETEC is currently evaluating this guidance, but does not expect its adoption will have a material effect on PAETEC’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The new guidance will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. PAETEC is currently evaluating this guidance, but does not expect its adoption will have a material effect on PAETEC’s financial statements.

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

PAETEC is exposed to market risks in the normal course of business. PAETEC manages the sensitivity of its results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. PAETEC does not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. PAETEC does not have any material foreign currency exposure. PAETEC’s major market risk exposure is to changing interest rates associated with borrowings the company uses to fund the expansion of its business and to support its acquisition activities. The interest rates that PAETEC is able to obtain on this debt financing depend on market conditions. PAETEC’s policy is to manage interest rates through a combination of fixed-rate debt and, from time to time, the use of interest rate swap contracts to manage the company’s exposure to fluctuations in interest rates on variable-rate debt. As of September 30, 2011, the $99.5 million of term loans outstanding under PAETEC’s senior secured credit facility accrued interest at floating rates. A change of one percentage point in the interest rates applicable to the balance of PAETEC’s variable-rate debt would result in a fluctuation of approximately $1.0 million in the company’s annual interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman, President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2011. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2010 fiscal year and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 could materially affect PAETEC’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) As previously reported, in connection with the February 2007 business combination by merger of PAETEC Corp. and US LEC Corp., PAETEC Holding assumed certain warrants to purchase US LEC common stock that were issued in December 2002 as part of a US LEC debt financing transaction. In the merger, each US LEC warrant was converted into a warrant to purchase a number of shares of PAETEC Holding common stock equal to the number of shares subject to the original warrant, at the same exercise price. During the quarter ended September 30, 2011, we issued a total of 525,853 shares of common stock upon the exercise of a US LEC warrant to one holder. These shares of common stock were issued pursuant to a cashless exercise at an exercise price of $1.90 per share. In connection with the foregoing issuance of common stock, we relied on the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) of the Securities Act.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 000-52486.

Exhibit Number	Description

2.1	Amendment and Plan of Merger, dated as of July 31, 2011, among Windstream Corporation, Peach Merger Sub, Inc. and PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on August 1, 2011 (the “August 1, 2011 Form 8-K”) and incorporated herein by reference.

4.1	Eleventh Supplemental Indenture, dated as of August 16, 2011, by and among PAETEC Holding, the Subsidiary Guarantors parties thereto, and The Bank of New York Mellon (formerly The Bank of New York), as trustee, with respect to 9.5% Senior Notes due 2015. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on August 17, 2011 (the “August 17, 2011 Form 8-K”) and incorporated herein by reference.

4.2	Tenth Supplemental Indenture, dated as of August 16, 2011, by and among PAETEC Holding, the Subsidiary Guarantors parties thereto, and The Bank of New York Mellon, as trustee, with respect to 8 7/8% Senior Secured Notes due 2017. Filed as Exhibit 4.2 to the August 17, 2011 Form 8-K and incorporated herein by reference.

4.3	Fifth Supplemental Indenture, dated as of August 16, 2011, by and among PAETEC Holding, the Subsidiary Guarantors parties thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 9 7/8% Senior Notes due 2018. Filed as Exhibit 4.3 to the August 17, 2011 Form 8-K and incorporated herein by reference.

10.1	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.2 to the Current Report on Form 8-K of PAETEC Holding filed on July 6, 2011 (the “July 2011 Form 8-K”) and incorporated herein by reference.

10.2	Form of Non-Qualified Stock Option Agreement under the 2011 Omnibus Incentive Plan. Filed as Exhibit 10.3 to the July 2011 Form 8-K and incorporated herein by reference.

10.3	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan. Filed as Exhibit 10.4 to the July 2011 Form 8-K and incorporated herein by reference.

10.4	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.5 to the July 2011 Form 8-K and incorporated herein by reference.

10.5	Form of amendment to Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement. Filed as Exhibit 10.6 to the July 2011 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

99.1	Voting Agreement, dated as of July 31, 2011, among Windstream Corporation, Peach Merger Sub, Inc. and the stockholders of PAETEC Holding party thereto. Filed as Exhibit 99.1 to the August 1, 2011 Form 8-K and incorporated herein by reference.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAETEC Holding Corp.
(Registrant)

Dated: November 7, 2011	By:	/s/ Keith M. Wilson
Keith M. Wilson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1	Amendment and Plan of Merger, dated as of July 31, 2011, among Windstream Corporation, Peach Merger Sub, Inc. and PAETEC Holding Corp. (“PAETEC Holding”). Filed as Exhibit 2.1 to the Current Report on Form 8-K of PAETEC Holding filed on August 1, 2011 (the “August 1, 2011 Form 8-K”) and incorporated herein by reference.

4.1	Eleventh Supplemental Indenture, dated as of August 16, 2011, by and among PAETEC Holding, the Subsidiary Guarantors parties thereto, and The Bank of New York Mellon (formerly The Bank of New York), as trustee, with respect to 9.5% Senior Notes due 2015. Filed as Exhibit 4.1 to the Current Report on Form 8-K of PAETEC Holding filed on August 17, 2011 (the “August 17, 2011 Form 8-K”) and incorporated herein by reference.

4.2	Tenth Supplemental Indenture, dated as of August 16, 2011, by and among PAETEC Holding, the Subsidiary Guarantors parties thereto, and The Bank of New York Mellon, as trustee, with respect to 8 7/8% Senior Secured Notes due 2017. Filed as Exhibit 4.2 to the August 17, 2011 Form 8-K and incorporated herein by reference.

4.3	Fifth Supplemental Indenture, dated as of August 16, 2011, by and among PAETEC Holding, the Subsidiary Guarantors parties thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 9 7/8% Senior Notes due 2018. Filed as Exhibit 4.3 to the August 17, 2011 Form 8-K and incorporated herein by reference.

10.1	Form of Incentive Stock Option Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.2 to the Current Report on Form 8-K of PAETEC Holding filed on July 6, 2011 (the “July 2011 Form 8-K”) and incorporated herein by reference.

10.2	Form of Non-Qualified Stock Option Agreement under the 2011 Omnibus Incentive Plan. Filed as Exhibit 10.3 to the July 2011 Form 8-K and incorporated herein by reference.

10.3	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan. Filed as Exhibit 10.4 to the July 2011 Form 8-K and incorporated herein by reference.

10.4	Form of Restricted Stock Unit Agreement under the 2011 Omnibus Incentive Plan for certain officers. Filed as Exhibit 10.5 to the July 2011 Form 8-K and incorporated herein by reference.

10.5	Form of amendment to Executive Confidentiality, Non-Solicitation, Non-Competition and Severance Agreement. Filed as Exhibit 10.6 to the July 2011 Form 8-K and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of PAETEC Holding pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

99.1	Voting Agreement, dated as of July 31, 2011, among Windstream Corporation, Peach Merger Sub, Inc. and the stockholders of PAETEC Holding party thereto. Filed as Exhibit 99.1 to the August 1, 2011 Form 8-K and incorporated herein by reference.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.